Form 10-Q
period 2018-09-30
Livent Corp.
filed 2018-11-06
CIK 1742924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______
Commission File Number 001-38694
__________________________________________________________________________
LIVENT CORPORATION
(Exact name of registrant as specified in its charter)
__________________________________________________________________________

Delaware	82-4699376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 Walnut Street Philadelphia, Pennsylvania	19104
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 215-299-6000
__________________________________________________________________________
INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS    YES  ☐    NO  ☒
INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS SUBMITTED ELECTRONICALLY EVERY INTERACTIVE DATA FILE REQUIRED TO BE SUBMITTED PURSUANT TO RULE 405 OF REGULATION S-T DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO SUBMIT SUCH FILES)    YES  ☒    NO  ☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER, A SMALLER REPORTING COMPANY, OR AN EMERGING GROWTH COMPANY. SEE THE DEFINITIONS OF “LARGE ACCELERATED FILER,” “ACCELERATED FILER,” “SMALLER REPORTING COMPANY,” AND "EMERGING GROWTH COMPANY" IN RULE 12B-2 OF THE EXCHANGE ACT.

LARGE ACCELERATED FILER	☐	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☒	SMALLER REPORTING COMPANY	☐

		EMERGING GROWTH COMPANY	☒

IF AN EMERGING GROWTH COMPANY, INDICATE BY CHECK MARK IF THE REGISTRANT HAS ELECTED NOT TO USE THE EXTENDED TRANSITION PERIOD FOR COMPLYING WITH ANY NEW OR REVISED FINANCIAL ACCOUNTING STANDARDS PROVIDED PURSUANT TO SECTION 13(A) OF THE EXCHANGE ACT.

☒
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒

As of October 31, 2018, there were 143,000,000 shares of Common Stock, $0.001 par value per share, outstanding.

LIVENT CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LIVENT CORPORATION
CONDENSED COMBINED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(in Millions)	(unaudited)		(unaudited)
Revenue	$112.0	$94.4	$322.7	$234.0
Costs and Expenses
Cost of sales	62.5	52.3	167.2	135.0
Gross margin	$49.5	$42.1	$155.5	$99.0
Selling, general and administrative expenses	4.7	3.2	12.7	10.1
Corporate allocations	5.6	4.8	15.7	15.5
Research and development expenses	0.9	0.9	2.9	2.3
Restructuring and other charges	0.4	0.4	2.7	3.5
Separation-related costs	2.4	—	2.4	—
Total costs and expenses	$76.5	$61.6	$203.6	$166.4
Income from operations before non-operating pension benefit and settlement charges and income taxes	$35.5	$32.8	$119.1	$67.6
Non-operating pension benefit and settlement charges	(0.4)	(0.4)	(0.2)	(1.7)
Income from operations before income taxes	$35.9	$33.2	$119.3	$69.3
Provision for income taxes	5.9	7.7	19.1	16.2
Net income	$30.0	$25.5	$100.2	$53.1

Earnings per share - basic and diluted	$0.24	$0.21	$0.81	$0.43

Weighted average shares outstanding - basic and diluted (1)	123.0	123.0	123.0	123.0
____________________

(1)
The weighted average shares outstanding for both basic and diluted earnings per share for all periods presented was calculated using 123.0 million shares of common stock outstanding, which was the number of shares issued to FMC in part in exchange for the asset contribution by FMC to us. Weighted average shares outstanding excludes the 20.0 million shares of common stock subsequently issued as part of the public offering. Refer to the discussion in Note 2 for further details.

The accompanying notes are an integral part of these condensed combined financial statements.

LIVENT CORPORATION
CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(in Millions)	(unaudited)		(unaudited)
Net income	$30.0	$25.5	$100.2	$53.1
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$(1.8)	$2.0	$(3.0)	$4.7
Total foreign currency translation adjustments (1)	$(1.8)	$2.0	$(3.0)	$4.7

Pension and other postretirement benefits:
Unrealized actuarial gains and prior service credits, net of tax of zero and $0.2 for the three and nine months ended September 30, 2017, respectively (2)	$—	$(1.0)	$—	$(2.5)
Reclassification of amortization of unrecognized net actuarial and other losses, included in net income, net of tax of zero and ($0.1) for the three and nine months ended September 30, 2017, respectively (3)	—	0.2	—	0.6
Total pension and other postretirement benefits, net of tax of zero and $0.1 for the three and nine months ended September 30, 2017, respectively	$—	$(0.8)	$—	$(1.9)

Other comprehensive income (loss), net of tax	$(1.8)	$1.2	$(3.0)	$2.8
Comprehensive income	$28.2	$26.7	$97.2	$55.9
____________________

(1)
Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries or affiliates since it is our intention that such earnings will remain invested in those affiliates indefinitely.

(2)
At December 31 of each year, we remeasure our pension and postretirement plan obligations at which time we record any actuarial gains (losses) and prior service (costs) credits to other comprehensive income.

(3)	For more detail on the components of these reclassifications and the affected line item in the combined statements of operations see Note 14 within these condensed combined financial statements.

The accompanying notes are an integral part of these condensed combined financial statements.

LIVENT CORPORATION
CONDENSED COMBINED BALANCE SHEETS

(in Millions)	September 30, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$14.7	$1.2
Trade receivables, net of allowance of $0.1 in 2018 and $0.1 in 2017	144.1	122.7
Inventories, net	47.3	49.6
Prepaid and other current assets	35.4	32.6
Total current assets	$241.5	$206.1
Property, plant and equipment, net	251.7	220.7
Intangibles assets, net	0.1	0.1
Deferred income taxes	1.2	2.4
Other assets	71.6	66.9
Total assets	$566.1	$496.2
LIABILITIES AND NET PARENT INVESTMENT
Current liabilities
Accounts payable, trade and other	$49.6	$59.7
Advance payments from customers	—	1.8
Accrued and other current liabilities	17.7	21.3
Income taxes	1.0	3.2
Total current liabilities	$68.3	$86.0
Long-term debt (Note 11)	—	—
Environmental liabilities	6.1	5.9
Deferred income taxes	1.9	8.2
Other long-term liabilities	10.3	10.7
Commitments and contingent liabilities (Note 15)
Net Parent Investment
Net parent investment	$528.1	$431.0
Accumulated other comprehensive loss	(48.6)	(45.6)
Total net parent investment	$479.5	$385.4
Total liabilities and net parent investment	$566.1	$496.2

The accompanying notes are an integral part of these condensed combined financial statements.

LIVENT CORPORATION
CONDENSED COMBINED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017
(in Millions)	(unaudited)
Cash provided by operating activities:
Net income	$100.2	$53.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	$13.1	$11.7
Restructuring and other charges	2.7	3.5
Deferred income taxes	(5.1)	4.2
Pension and other postretirement benefits	0.5	(0.9)
Share-based compensation	3.4	2.7
Change in excess of FIFO cost over LIFO cost	1.5	(0.8)
Changes in operating assets and liabilities:
Trade receivables, net	(23.0)	(49.2)
Inventories	0.2	2.3
Accounts payable, trade and other	(9.6)	21.5
Advance payments from customers	(1.8)	(2.2)
Income taxes	(3.0)	0.5
Environmental spending	(0.1)	(0.2)
Restructuring and other spending	(0.8)	(0.1)
Change in prepaid and other current assets and other assets	(6.0)	(11.7)
Change in accrued and other current liabilities and other long-term liabilities	(9.7)	(0.5)
Cash provided by operating activities	$62.5	$33.9
Cash required by investing activities:
Capital expenditures	$(43.4)	$(25.7)
Proceeds from disposal of property, plant and equipment	—	0.3
Payments associated with long-term supply agreements	—	(10.0)
Other investing activities	(3.6)	(3.4)
Cash required by investing activities	$(47.0)	$(38.8)
Cash provided (required) by financing activities:
Net change in net parent investment	$(3.1)	$1.1
Cash provided (required) by financing activities	$(3.1)	$1.1
Effect of exchange rate changes on cash and cash equivalents	1.1	—
Increase (decrease) in cash and cash equivalents	$13.5	$(3.8)
Cash and cash equivalents, beginning of period	1.2	4.0
Cash and cash equivalents, end of period	$14.7	$0.2
Supplemental disclosure of cash flow information: Cash paid for income taxes, net of refunds were $27.2 million and $11.5 million for the nine months ended September 30, 2018 and 2017, respectively. Accrued additions to property, plant and equipment, net at September 30, 2018 and 2017 were $5.3 million and $0.4 million, respectively, and are excluded from the change in accounts payable, trade and other within cash provided by operating activities.

The accompanying notes are an integral part of these condensed combined financial statements.

LIVENT CORPORATION
CONDENSED COMBINED STATEMENTS OF CHANGES IN NET PARENT INVESTMENT
(UNAUDITED)

(in Millions)	Net parent investment	Accumulated other comprehensive loss	Total
Balance, January 1, 2017	$387.3	$(76.6)	$310.7
Net income	53.1	—	53.1
Net pension and other benefit actuarial losses and prior service costs, net of income tax	—	(1.9)	(1.9)
Foreign currency translation adjustments	—	4.7	4.7
Net change in net parent investment	1.1	—	1.1
Balance, September 30, 2017	$441.5	$(73.8)	$367.7

Balance, January 1, 2018	$431.0	$(45.6)	$385.4
Net income	100.2	—	100.2
Foreign currency translation adjustments	—	(3.0)	(3.0)
Net change in net parent investment	(3.1)	—	(3.1)
Balance, September 30, 2018	$528.1	$(48.6)	$479.5

The accompanying notes are an integral part of these condensed combined financial statements.

LIVENT CORPORATION
Notes to Condensed Combined Financial Statements (unaudited)

Note 1: Description of the Business
Background and Nature of Operations
The accompanying condensed combined financial statements of Livent Corporation (“Livent”, “we”, “us”, "company" or “our”) include the historical accounts of the FMC Lithium segment ("Lithium Business") of FMC Corporation (“Parent” or “FMC”), a publicly traded company incorporated in Delaware (United States). Livent manufactures lithium for use in a wide range of lithium products, which are used primarily in energy storage, specialty polymers and chemical synthesis applications. We serve a diverse group of markets. Our product offerings are primarily inorganic and generally have few cost-effective substitutes. A major growth driver for lithium in the future will be the rate of adoption of electric vehicles.
Most markets for lithium chemicals are global with significant growth occurring both in Asia and North America, primarily driven by the development and manufacture of lithium-ion batteries. We are one of the primary producers of performance lithium compounds.

The Separation
On March 31, 2017, FMC publicly announced a plan to separate Livent into a publicly traded company (the “Separation”). Following a series of restructuring steps, on October 1, 2018, prior to the initial public offering (“IPO”) of Livent common stock, the Lithium Business was transferred from FMC to us, including substantially all of the historical revenues and expenses and assets and liabilities reported by FMC as part of its Lithium segment. Certain other assets and liabilities historically held by FMC were also transferred to us.
On October 15, 2018 (the "Separation Date"), we completed the IPO and sold 20 million shares of Livent common stock at a price to the public of $17.00 per share. Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “LTHM.” Immediately following the IPO, FMC owned 86.01% of our outstanding common stock. Accordingly, we are considered a “controlled company” under the NYSE rules. Further details can be found in the final Prospectus ("Prospectus") included in our Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on October 12, 2018, as amended.
In connection with the IPO, we entered into certain agreements with FMC that govern various interim and ongoing relationships between the parties. These agreements include a separation and distribution agreement, a transition services agreement, a shareholders’ agreement, a tax matters agreement, a registration rights agreement, an employee matters agreement and a trademark license agreement.
As part of the Separation, we have incurred, among others, certain legal and professional fees which are recorded within "Separation-related costs" on the condensed combined statements of operations.

The Distribution
FMC has informed us that, following the IPO, it may make a tax-free distribution to its stockholders of all or a portion of its remaining equity interest in us, which may include one or more distributions effected as a dividend to all FMC stockholders, one or more distributions in exchange for FMC shares or other securities, or any combination thereof. We refer to any such potential distribution as the “Distribution.” FMC expects to effect the Distribution on March 1, 2019.
FMC has no obligation to pursue or consummate any further dispositions of its ownership interest in us, including through the Distribution, by any specified date or at all. If pursued, the Distribution would be subject to various conditions, including receipt of any necessary regulatory or other approvals, and the receipt of an opinion of counsel to the effect that such Distribution would be tax-free to FMC and its stockholders. The conditions to the Distribution may not be satisfied, FMC may decide not to consummate the Distribution even if the conditions are satisfied or FMC may decide to waive one or more of these conditions and consummate the Distribution even if all of the conditions are not satisfied.

Note 2: Basis of Presentation
The accompanying condensed combined financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by generally accepted accounting principles in the United States ("U.S. GAAP") have been condensed or omitted from these interim financial statements. The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our condensed combined

LIVENT CORPORATION
Notes to Condensed Combined Financial Statements (unaudited) — (Continued)

financial position at September 30, 2018 and December 31, 2017, the condensed combined results of operations for the three and nine months ended September 30, 2018 and 2017, and the condensed combined cash flows for the nine months ended September 30, 2018 and 2017. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These statements, therefore, should be read in conjunction with the annual combined financial statements and related notes included in the Prospectus.
Historically, Livent did not operate as an independent, standalone company. The accompanying condensed combined financial statements include the operations, financial position, and cash flows of Livent, as carved out from the historical consolidated financial statements of FMC using both specific identification and the allocation methodologies described below. We believe the assumptions underlying the condensed combined financial statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by Livent. However, these shared expenses may not represent the amounts that would have been incurred had Livent operated autonomously or independently from FMC. Actual costs that would have been incurred if Livent had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions in various areas such as information technology and infrastructure.
Net parent investment represents FMC’s historical investment in us, the net effect of transactions with and allocations from FMC. As an operating segment of FMC, we did not own or maintain separate bank accounts, except for certain foreign jurisdictions, where we were required to maintain separate accounts, and as required in preparation for the Separation. Our Parent uses a centralized approach to the cash management and funds our operating and investing activities as needed. Accordingly, cash held by our Parent at the corporate level was not allocated to us for any of the periods presented. We reflect the cash generated by our operations and expenses paid by our Parent on our behalf as a component of “Net parent investment” on the condensed combined balance sheets, and as a net distribution to our Parent in our condensed combined statements of cash flows. Intracompany balances and accounts within Livent have been eliminated.
During the periods presented, Livent functioned as part of the larger group of businesses controlled by FMC and, accordingly, utilized centralized functions, such as facilities and information technology, of FMC to support its operations. Accordingly, a portion of the shared service costs were historically allocated to Livent. FMC also performed certain corporate functions for Livent. The corporate expenses related to Livent have been allocated from the Parent. These allocated costs are primarily related to certain governance and corporate functions such as finance, treasury, tax, human resources, legal, investor relations, and certain other costs. Where it is possible to specifically attribute such expenses to activities of Livent, these amounts have been charged or credited directly to Livent without allocation or apportionment. Allocation of other such expenses is based on a reasonable reflection of the utilization of the service provided to or benefits received by Livent during the periods presented on a consistent basis, such as, but not limited to, a relative percentage of headcount, tangible assets, third-party sales, cost of goods sold or segment operating profit, defined by FMC as segment revenue less operating expenses. The aggregate costs allocated for these functions to Livent are included in “Corporate allocations” within the condensed combined statements of operations and are shown in detail within the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2018	2017	2018	2017
Livent shared service costs (1)	$1.6	$1.2	$4.6	$3.9
FMC Corporate shared service costs allocated to Livent (2)	0.9	0.2	1.9	1.8
Stock compensation expense (3)	0.9	0.6	2.7	2.0
FMC Corporate expense allocation (4)	2.2	2.8	6.5	7.8
Total Corporate allocations	$5.6	$4.8	$15.7	$15.5
____________________

(1)
Represents Livent’s portion of shared service costs historically allocated to Livent. These do not include $2.1 million and $6.4 million for the three and nine months ended September 30, 2018 and $2.0 million and $5.5 million for the three and nine months ended September 30, 2017, respectively, of shared service costs historically allocated to and recorded within “Cost of sales” on the condensed combined statements of operations.

(2)	Amounts represent the Parent’s Corporate shared service cost allocated to Livent.

(3)
Stock compensation expense represents the allocation of the Parent’s Corporate stock compensation expense and the costs specifically identifiable to Livent employees. These amounts exclude the previously allocated portion included within Livent's shared service costs of $0.2 million and $0.6 million for both the three and nine months ended September 30, 2018 and 2017, respectively.

(4)	Represents the additional costs of the centralized functions of the Parent allocated to Livent.

LIVENT CORPORATION
Notes to Condensed Combined Financial Statements (unaudited) — (Continued)

FMC used a centralized approach to cash management and financing its operations. Historically, the majority of Livent’s cash was transferred to the Parent on a daily basis. This arrangement is not reflective of the manner in which Livent would have been able to finance its operations had it been a standalone business separate from the Parent during the periods presented.
Additionally, the assets and liabilities assigned from FMC have been deemed attributable to, and reflective of the historical operations of, Livent; however, the amounts recorded may not be representative of the amounts that would have been incurred had Livent been an entity that operated independently of FMC. Consequently, these condensed combined financial statements may not be indicative of Livent's future performance and do not necessarily reflect what its results of operations, financial position and cash flows would have been had Livent operated as a separate entity apart from FMC during the periods presented.
Our Parent’s debt and related interest expense have not been allocated to us for any of the periods presented since we are not the legal obligor of the debt, and our Parent’s borrowings were not directly attributable to us.

Earnings per share
The weighted average common shares outstanding for both basic and diluted earnings per share for all periods presented on the condensed combined statements of operations was calculated, in accordance with ASC 260, Earnings Per Share (ASC 260), using 123.0 million shares of common stock outstanding, which reflects the number of shares held by FMC prior to the IPO. This results in both basic and diluted earnings per share of $0.24 and $0.21 for the three months ended September 30, 2018 and 2017, respectively, and $0.81 and $0.43 for the nine months ended September 30, 2018 and 2017, respectively.
In connection with our IPO, we issued 20.0 million shares of our common stock to the public at a public offering price of $17.00 per share. The IPO closed on October 15, 2018. In accordance with ASC 260, the 20.0 million shares issued in connection with the IPO will be included in earnings per share calculations for periods subsequent to the closing of the IPO and are not included in the earning per share calculations for periods prior to the closing of the IPO.

Note 3: Summary of Significant Accounting Policies
Our accounting policies are set forth in detail in Note 3 to our annual combined financial statements for the years ended December 31, 2017 and 2016 included in the Prospectus.

Note 4: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard is effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date). We are evaluating the effect the guidance will have on our combined financial statements.
In March 2018, the FASB issued ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("SAB 118"). This update amends several paragraphs in ASC 740, Income Taxes, that contain SEC guidance related to SAB 118, which was previously issued in December 2017 by the SEC. These amendments are effective upon inclusion in the codification. As discussed in our annual combined financial statements included in the Prospectus, we will continue to refine our calculations and finalize the accounting for the changes in tax law that occurred in December 2017 within the measurement period of up to one year. Refer to Note 12 for more information.
In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This new standard permits a company to reclassify the income tax effects of the change in the U.S federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances as well as other income tax effects related to the application of the Tax Cuts and Jobs Act ("the Act") within accumulated other comprehensive income (“AOCI”) to retained earnings. There are also new required disclosures such as a description of the accounting policy for releasing income tax effects from AOCI as well as certain disclosures in the period of adoption if a company elects to reclassify the income tax effects. The new standard is effective for fiscal years beginning after December 15, 2018 (i.e. a January 1, 2019 effective date), and interim periods within those fiscal years, with early adoption permitted. We are evaluating the effect the guidance will have on our combined financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new standard is effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date), with early adoption permitted for fiscal years beginning after December 15, 2018. We are evaluating the effect the guidance will have on our combined financial statements.
In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e. a January 1,

LIVENT CORPORATION
Notes to Condensed Combined Financial Statements (unaudited) — (Continued)

2019 effective date). When implemented, we will be required to recognize and measure leases using a modified retrospective approach, with optional practical expedients. We have established an overall project plan to support the implementation of the new lease standard. As part of our impact assessment, we have performed an initial scoping exercise and preliminarily determined our lease population. A framework for the embedded lease identification process has been developed and we are currently evaluating non-lease contracts for embedded lease considerations. Additionally, we are implementing a lease accounting software to assist in the quantification of the expected impact on the combined balance sheets and to facilitate the calculations of the related accounting entries and disclosures. We are in the process of assessing any potential impacts on our internal controls, business processes, and accounting policies related to both the implementation and ongoing compliance of the new guidance. We expect total assets and total liabilities will increase in the period of adoption, however, we do not expect the adoption to have a material impact.
Recently adopted accounting guidance
In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting. This ASU provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard is effective for fiscal years beginning after December 15, 2017 (i.e. a January 1, 2018 effective date). There was no impact to our combined financial statements upon adoption.
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU provides requirements for the presentation and disclosure of net benefit cost on the financial statements. The service cost component of net benefit cost is required to be presented in the income statement line item where the associated compensation cost is reported, while the other components of net benefit cost are required to be presented outside of operating income. The new standard is effective for fiscal years beginning after December 15, 2017 (i.e. a January 1, 2018 effective date). We adopted this standard on a retrospective basis in the first quarter of 2018. As a result, we have reclassified “Non-operating pension expense and settlement charges” out of “Income from operations before interest expense, net and income taxes” and into “Income from operations before income taxes.” There was no impact to “Net income” on our condensed combined statements of operations.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, Accounting Standards Codification Topic 606. This standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance replaced most existing revenue recognition guidance in U.S. GAAP. On January 1, 2018, we adopted ASU 2014-09 and its related amendments (collectively known as ASC 606) using the modified retrospective adoption method.
In order to adopt this standard, we performed an impact assessment by analyzing revenue transactions and arrangements that are representative of our revenue streams. Additionally, we assessed any potential impacts on our internal controls and processes related to both the implementation and ongoing compliance of the new guidance.
The standard impacted our disclosures including disclosures presenting further disaggregation of revenue. Refer to Note 5 for further information. Based on our assessment, there was no cumulative catchup effect of initially applying ASC 606 that required an adjustment to our retained earnings.
Utilizing the practical expedients and exemptions allowed under the modified retrospective method, ASC 606 was only applied to existing contracts (i.e. those for which we have remaining performance obligations) as of January 1, 2018, and new contracts entered into after January 1, 2018. ASC 606 was not applied to contracts that were completed prior to December 31, 2017. The adoption of ASC 606 had no impact on our financial position, results of operations or cash flows.

Note 5: Revenue Recognition

Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and by product categories.

The following table provides information about disaggregated revenue by major geographical region:

LIVENT CORPORATION
Notes to Condensed Combined Financial Statements (unaudited) — (Continued)

(in Millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
North America	$39.2	$81.5
Latin America	0.4	1.4
Europe, Middle East & Africa	17.7	55.2
Asia Pacific	54.7	184.6
Total Revenue	$112.0	$322.7

The following table provides information about disaggregated revenue by major product category:

(in Millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Lithium Hydroxide	$52.8	$155.5
Butyllithium	26.3	75.5
High Purity Lithium Metal and Other Specialty Compounds	14.5	47.8
Lithium Carbonate and Lithium Chloride	18.4	43.9
Total Revenue	$112.0	$322.7

Our lithium hydroxide and butyllithium products are developed and sold to global and regional customers in the electronic vehicle, polymer and specialty alloy metals market. Lithium hydroxide products are used in advanced batteries for hybrid electric, plug-in hybrid, and all-electric vehicles as well as other products that require portable energy storage such as smart phones, tablets, laptop computers, and military devices. Lithium hydroxide is also sold into grease applications for use in automobiles, aircraft, railcars and agricultural and other types of equipment. Butyllithium products are primarily used as polymer initiators and in the synthesis of pharmaceuticals. High purity lithium metal and other specialty compounds include lithium phosphate, pharmaceutical-grade lithium carbonate, high purity lithium chloride and specialty organics. Additionally, we sell whatever lithium carbonate and lithium chloride we do not use internally to our customers for various applications.

Sale of Goods
Revenue from product sales is recognized when (or as) we satisfy a performance obligation by transferring the promised goods to a customer, that is, when control of the good transfers to the customer. The customer is then invoiced at the agreed-upon price with payment terms generally ranging from 30 to 90 days.
In determining when the control of goods is transferred, we typically assess, among other things, the transfer of risk and title and the shipping terms of the contract. The transfer of title and risk typically occurs either upon shipment to the customer or upon receipt by the customer. As such, we typically recognize revenue when goods are shipped based on the relevant incoterm for the product order, or in some regions, when delivery to the customer’s requested destination has occurred. When we perform shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery), they are considered fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. For FOB shipping point terms, revenue is recognized at the time of shipment since the customer gains control at this point in time.
We record amounts billed for shipping and handling fees as revenue. Costs incurred for shipping and handling are recorded as costs of sales. Amounts billed for sales and use taxes, value-added taxes, and certain excise and other specific transactional taxes imposed on revenue-producing transactions are presented on a net basis and excluded from revenue in the condensed combined statements of operations. We record a liability until remitted to the respective taxing authority.

Variable Consideration
As a part of our customary business practice, we may offer sales incentives to our customers, such as volume discounts or rebates. Variable consideration given can differ by product. For all such contracts that include any variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occ

LIVENT CORPORATION
Notes to Condensed Combined Financial Statements (unaudited) — (Continued)

ur. Although determining the transaction price requires significant judgment, we have significant historical experience with incentives provided to customers and estimating the expected consideration considering historical patterns of incentive payouts. These estimates are re-assessed each reporting period as required.
In addition to the variable consideration described above, in certain instances, we may require our customers to meet certain volume thresholds within their contract term. We estimate what amount of variable consideration should be included in the transaction price at contract inception and continually reassesses this estimation each reporting period to determine situations when the minimum volume thresholds will not be met. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. In those circumstances, we apply the guidance on breakage and estimate the amount of the shortfall and recognize it over the remaining performance obligations in the contract.

Right of Return
We warrant to our customers that our products conform to mutually agreed product specifications. This offering is accounted for as a right of return and the transaction price is adjusted for an estimate of expected returns. Per our historical experience, returns due to nonconformity are very uncommon; as such our adjustment to transaction price for our estimate of expected return is not material.

Contract asset and contract liability balances
We satisfy our obligations by transferring goods and services in exchange for consideration from customers. The timing of performance sometimes differs from the timing the associated consideration is received from the customer, thus resulting in the recognition of a contract liability. We recognize a contract liability if the customer’s payment of consideration is received prior to completion of our related performance obligation.
The following table presents the opening and closing balances of our receivables, net of allowances and contract liabilities from contracts with customers.

(in Millions)	Balance as of December 31, 2017	Balance as of September 30, 2018	Increase (Decrease)
Receivables from contracts with customers, net of allowances	$122.7	$144.1	$21.4
Contract liabilities: Advance payments from customers	1.8	—	(1.8)

The amount of revenue recognized in the current period that was included in the opening contract liability balance is $1.8 million.
The balance of receivables from contracts with customers listed in the table above represents the current trade receivables, net of allowance for doubtful accounts. The allowance for receivables represents our best estimate of the probable losses associated with potential customer defaults. We determine the allowance based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors.

Performance obligations
At contract inception, we assess the goods and services promised in our contracts with customers and identify a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, we consider all the goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. Based on our evaluation, we have determined that our current contracts do not contain more than one single performance obligation. Revenue is recognized when (or as) the performance obligation is satisfied, which is when the customer obtains control of the good or service.
Periodically, we may enter into contracts with customers which require them to submit a forecast of non-binding purchase obligations to us. These forecasts are typically provided by the customer to us in good faith, and there are no penalties or obligations if the forecasts are not met. Accordingly, we have determined that these are optional purchases and do not represent material rights and are not considered as unsatisfied (or partially satisfied) performance obligations for the purposes of this disclosure.
Occasionally, we may enter into multi-year take or pay supply agreements with customers. The aggregate amount of revenue expected to be recognized related to these contracts’ performance obligations that are unsatisfied or partially satisfied is approximately $14 million for the remainder of 2018, $62 million in 2019, and $49 million in 2020. These approximate revenues

LIVENT CORPORATION
Notes to Condensed Combined Financial Statements (unaudited) — (Continued)

do not include amounts of variable consideration attributable to contract renewals or contract contingencies. Based on our past experience with the customers under these arrangements, we expect to continue recognizing revenue in accordance with the contracts as we transfer control of the product to the customer (refer to the sales of goods section for our determination of transfer of control). However, in the case a shortfall of volume purchases occurs, we will recognize the amount payable by the customer over the remaining performance obligations in the contract.

Practical Expedients and Exemptions
We have elected the following practical expedients following the adoption of ASC 606:

a.
Costs of obtaining a contract: We incur certain costs such as sales commissions which are incremental to obtaining the contract. We have taken the practical expedient of expensing such costs to obtain a contract, as and when they are incurred, as their expected amortization period is one year or less.

b.
Significant financing component: We elected not to adjust the promised amount of consideration for the effects of a significant financing component if we expect, at contract inception, that the period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

c.
Remaining performance obligations: We elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for our contracts that are one year or less, as the revenue is expected to be recognized within one year. Additionally, we have elected not to disclose information about variable considerations for remaining, wholly unsatisfied performance obligations for which the criteria in paragraph 606-10-32-40 have been met.

d.
Shipping and handling costs: We elected to account for shipping and handling activities that occur after the customer has obtained control of a good as fulfillment activities (i.e., an expense) rather than as a promised service.

e.
Measurement of transaction price: We have elected to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer.

Note 6: Intangible Assets, net
Our intangible assets consist of the following:

	September 30, 2018			December 31, 2017
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization
Patent	$0.3	$(0.2)	$0.1	$0.3	$(0.2)	$0.1
	$0.3	$(0.2)	$0.1	$0.3	$(0.2)	$0.1

Amortization expense for the three and nine months ended September 30, 2018 and 2017 was less than $0.1 million.
The estimated pre-tax amortization expense for each of the five years ending December 31, 2019 to 2023 is less than $0.1 million.

Note 7: Restructuring and Other Charges
The following table shows total restructuring and other charges included in the condensed combined statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2018	2017	2018	2017
Restructuring charges	$0.3	$0.3	$2.4	$3.2
Other charges	0.1	0.1	0.3	0.3
Total restructuring and other charges	$0.4	$0.4	$2.7	$3.5

In 2017, we began restructuring efforts at the manufacturing site located in Bessemer City, North Carolina. The objective of this restructuring plan was to optimize both the assets and cost structure by reducing certain production lines at the plant. The restructuring decision resulted primarily in shutdown costs which are reflected in the table below.

LIVENT CORPORATION
Notes to Condensed Combined Financial Statements (unaudited) — (Continued)

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Other Charges (Income) (2)	Asset Disposal Charges (3)	Total
Bessemer City restructuring	$—	$—	$0.3	$0.3
Three Months Ended September 30, 2018	$—	$—	$0.3	$0.3

Other items	$—	$0.3	$—	0.3
Three Months Ended September 30, 2017	$—	$0.3	$—	$0.3

Bessemer City restructuring	$—	$1.9	$0.5	$2.4
Nine Months Ended September 30, 2018	$—	$1.9	$0.5	$2.4

Bessemer City Restructuring	$—	$0.5	$2.2	$2.7
Other items	—	0.5	—	0.5
Nine Months Ended September 30, 2017	$—	$1.0	$2.2	$3.2
____________________

(1)	Represents severance and employee benefit charges.

(2)	Primarily represents costs associated with demolition and other miscellaneous exit costs.

(3)	Primarily represents fixed asset write-offs which were or are to be abandoned.

Roll forward of restructuring reserve
The following table shows a roll forward of restructuring reserve that will result in cash spending. These amounts exclude asset retirement obligations.

(in Millions)	Balance at 12/31/16	Change in reserves (1)	Cash payments	Other	Balance at 12/31/17 (2)	Change in reserves (1)	Cash payments	Other	Balance at 9/30/18 (2)
Restructuring reserve	$0.3	$3.8	$(0.9)	$(0.3)	$2.9	$1.9	$(0.8)	$—	$4.0
Total	$0.3	$3.8	$(0.9)	$(0.3)	$2.9	$1.9	$(0.8)	$—	$4.0
____________________

(1)	Primarily related to facility shutdowns and other miscellaneous exit costs.

(2)	Included in “Accrued and other current liabilities” on the condensed combined balance sheets.
Other charges

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2018	2017	2018	2017
Environmental charges	$0.1	$0.1	$0.3	$0.3
Other charges	$0.1	$0.1	$0.3	$0.3

Environmental charges
Environmental charges represent charges associated with environmental remediation with respect to certain discontinued products. We have one environmental remediation site in Bessemer City, North Carolina.

LIVENT CORPORATION
Notes to Condensed Combined Financial Statements (unaudited) — (Continued)

Note 8: Inventories, Net
Inventories consisted of the following:

(in Millions)	September 30, 2018	December 31, 2017
Finished goods	$5.1	$4.0
Work in process	41.2	34.3
Raw materials, supplies and other	3.4	12.2
First-in, first-out inventory	$49.7	$50.5
Less: Excess of first-in, first-out cost over last-in, first-out cost	(2.4)	(0.9)
Inventories, net	$47.3	$49.6

Note 9: Environmental Obligations
We are subject to various federal, state, local and foreign environmental laws and regulations that govern emissions of air pollutants, discharges of water pollutants, and the manufacture, storage, handling and disposal of hazardous substances, hazardous wastes and other toxic materials and remediation of contaminated sites. We are also subject to liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the clean-up of hazardous substances released from the facility into the environment. We are also subject to liabilities under the Resource Conservation and Recovery Act (“RCRA”) and analogous state laws that require owners and operators of facilities that have treated, stored or disposed of hazardous waste pursuant to a RCRA permit to follow certain waste management practices and to clean up releases of hazardous substances into the environment associated with past or present practices.
Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. As of the periods presented, the Bessemer City site located in North Carolina is the only site for which we have a reserve. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation can be made. Accordingly, total reserves of $6.6 million and $6.4 million existed at September 30, 2018 and December 31, 2017, respectively, a portion of which is included in “Accrued and other current liabilities” on the condensed combined balance sheets.
Although potential environmental remediation expenditures in excess of the reserves and estimated loss contingencies could be significant, the impact on our future combined financial results is not subject to reasonable estimation due to numerous uncertainties concerning the nature and scope of possible contamination, identification of remediation alternatives under constantly changing requirements, selection of new and diverse clean-up technologies to meet compliance standards, and the timing of potential expenditures. The liabilities arising from potential environmental obligations that have not been reserved for at this time may be material to any one quarter’s or year’s results of operations in the future. However, we believe any liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.

The table below is a roll forward of our total environmental reserves from December 31, 2016 to September 30, 2018.

LIVENT CORPORATION
Notes to Condensed Combined Financial Statements (unaudited) — (Continued)

(in Millions)	Total
Total environmental reserves at December 31, 2016	$6.3
Provision	0.4
Spending	(0.3)
Net change	$0.1
Total environmental reserves at December 31, 2017	$6.4
Provision	0.3
Spending	(0.1)
Net change	$0.2
Total environmental reserves at September 30, 2018	$6.6

Environmental reserves, current (1)	$0.5
Environmental reserves, long-term (2)	6.1
Total environmental reserves at September 30, 2018	$6.6
____________________

(1)	These amounts are included within "Accrued and other current liabilities" on the condensed combined balance sheets.

(2)	These amounts are included in "Environmental liabilities" on the condensed combined balance sheets.

Note 10: Property, Plant and Equipment, Net
Property, plant and equipment consisted of the following:

(in Millions)	September 30, 2018	December 31, 2017
Property, plant and equipment	$442.7	$407.2
Accumulated depreciation	(191.0)	(186.5)
Property, plant and equipment, net	$251.7	$220.7

Note 11: Debt

Long-term debt:

(in Millions)	September 30, 2018
	Interest Rate Percentage	Maturity Date	September 30, 2018	December 31, 2017
Revolving Credit Facility (1)	4.9%	2023	$—	$—
Total long-term debt			$—	$—
____________________

(1)	As of September 30, 2018, there were no letters of credit outstanding under our Revolving Credit Facility.

Revolving Credit Facility
On September 28, 2018, we entered into a credit agreement among us, our subsidiary, FMC Lithium USA Corp., as borrowers (the “Borrowers”), certain of our wholly owned subsidiaries as guarantors, the lenders party thereto (the “Lenders”), Citibank, N.A., as administrative agent, and certain other financial institutions party thereto, as joint lead arrangers (the “Credit Agreement”). The Credit Agreement provides for a $400 million senior secured revolving credit facility, $50 million of which is available for the issuance of letters of credit for the account of the Borrowers, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to $600 million (the “Revolving Credit Facility”). The issuance of letters of credit and the proceeds of revolving credit loans made pursuant to the Revolving Credit Facility are available, and will be used, for general corporate purposes, including capital expenditures and permitted acquisitions, of the Borrowers and their subsidiaries.
Amounts under the Revolving Credit Facility may be borrowed, repaid and re-borrowed from time to time until the final maturity date of the Revolving Credit Facility, which will be the fifth anniversary of the Revolving Credit Facility’s effective date. Voluntary

LIVENT CORPORATION
Notes to Condensed Combined Financial Statements (unaudited) — (Continued)

prepayments and commitment reductions under the Revolving Credit Facility are permitted at any time without any prepayment premium upon proper notice and subject to minimum dollar amounts.
Revolving loans under the Credit Agreement will bear interest at a floating rate, which will be a base rate or a Eurodollar rate equal to the London interbank offered rate for the relevant interest period, plus, in each case, an applicable margin based on our leverage ratio, as determined in accordance with the provisions of the Credit Agreement. The base rate will be the greatest of: the rate of interest announced publicly by Citibank, N.A. in New York City from time to time as its “base rate”; the federal funds effective rate plus 0.5%; and a Eurodollar rate for a one-month interest period plus 1%. Each Borrower on a joint and several basis is required to pay a commitment fee quarterly in arrears on the average daily unused amount of each Lender’s revolving credit commitment at a rate equal to an applicable percentage based on the leverage ratio, as determined in accordance with the provisions of the Credit Agreement. The applicable margin and the commitment fee are subject to adjustment as provided in the Credit Agreement.
The Borrowers’ present and future domestic material subsidiaries (the “Guarantors”) will guarantee the obligations of the Borrowers under the Revolving Credit Facility. The obligations of the Borrowers and the Guarantors are secured by all of the present and future assets of the Borrowers and the Guarantors, including the Borrowers’ facility and real estate in Bessemer City, North Carolina, subject to certain exceptions and exclusions as set forth in the Credit Agreement and other security and collateral documents.
The Credit Agreement contains certain affirmative and negative covenants that are binding on the Borrowers and their subsidiaries, including, among others, restrictions (subject to exceptions and qualifications) on the ability of the Borrowers and their subsidiaries to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of their businesses, to enter into transactions with affiliates and to enter into certain burdensome agreements.
Fees incurred to secure the Revolving Credit Facility have been deferred and will be amortized over the term of the arrangement.

Covenants
Among other restrictions, our Revolving Credit Facility contains financial covenants applicable to Livent and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Under the Revolving Credit Facility, we must maintain a leverage ratio of no more than 3.50 to 1.00 and a minimum interest coverage ratio of at least 3.50 to 1.00, each as measured as of the end of each fiscal quarter. We were in compliance with all covenants at September 30, 2018.

Note 12: Income Taxes
Taxable income and/or loss generated by our U.S. operations have been included in the U.S. consolidated federal and state income tax returns of FMC with all income tax payments made by the Parent to the taxing authorities. The majority of the accrued U.S. federal, state, and foreign income tax balances are treated as settled with FMC as of the end of each year. Therefore, they are included in “Net parent investment” in the condensed combined balance sheets. FMC has allocated income taxes to Livent in the accompanying condensed combined financial statements as if we were held in a separate corporation which filed separate income tax returns. FMC believes the assumptions underlying the allocation of income taxes on a separate return basis are reasonable. However, the amounts allocated for income taxes in the accompanying condensed combined financial statements are not necessarily indicative of the actual amount of income taxes that would have been recorded had we been held within a separate stand-alone entity.

We determine our interim tax provision using an Estimated Annual Effective Tax Rate methodology (“EAETR”) in accordance with U.S. GAAP. The EAETR is applied to the year-to-date ordinary income, exclusive of discrete items. The tax effects of discrete items are then included to arrive at the total reported interim tax provision.

The determination of the EAETR is based upon a number of estimates, including the estimated annual pretax ordinary income in each tax jurisdiction in which we operate. As our projections of ordinary income change throughout the year, the EAETR will change period-to-period. The tax effects of discrete items are recognized in the tax provision in the period they occur in accordance with U.S. GAAP. Depending on various factors, such as the item’s significance in relation to total income and the rate of tax applicable in the jurisdiction to which it relates, discrete items in any quarter can materially impact the reported effective tax rate.

LIVENT CORPORATION
Notes to Condensed Combined Financial Statements (unaudited) — (Continued)

As a global enterprise, our tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors. As a result, there can be significant volatility in interim tax provisions.
The below chart provides a reconciliation between our reported effective tax rate and the EAETR of our continuing operations.

	Three Months Ended September 30,
	2018			2017
(in Millions)	Before Tax	Tax	Effective Tax Rate %	Before Tax	Tax	Effective Tax Rate %
Income from operations before income taxes	$35.9	$5.9	16.4%	$33.2	$7.7	23.2%
Discrete items:
Separation related charges (1)	$2.4	$0.5		$—	$—
Currency remeasurement (2)	1.5	(0.1)		0.6	0.3
Other discrete items (3)	0.3	0.1		0.1	0.1
Tax only discrete items (4)	—	1.5		—	0.3
Total discrete items	$4.2	$2.0		$0.7	$0.7
Income from operations before income taxes, before discrete items	$40.1	$7.9		$33.9	$8.4
Estimated Annualized Effective Tax Rate (EAETR) (5)			19.7%			24.8%

	Nine Months Ended September 30,
	2018			2017
(in Millions)	Before Tax	Tax	Effective Tax Rate %	Before Tax	Tax	Effective Tax Rate %
Income from operations before income taxes	$119.3	$19.1	16.0%	$69.3	$16.2	23.4%
Discrete items:
Separation related charges (1)	$2.4	$0.5		$—	$—
Currency remeasurement (2)	4.2	0.3		0.4	0.1
Other discrete items (3)	2.3	0.5		3.2	1.2
Tax only discrete items (4)	—	6.5		—	0.7
Total discrete items	$8.9	$7.8		$3.6	$2.0
Income from operations before income taxes, before discrete items	$128.2	$26.9		$72.9	$18.2
Estimated Annualized Effective Tax Rate (EAETR) (5)			21.0%			25.0%
___________________

(1)	See Note 2 for more information on separation related charges.

(2)
Represents transaction gains or losses for currency remeasurement offset by associated hedge gains or losses, which are accounted for discretely in accordance with U.S. GAAP. Certain transaction gains or losses for currency remeasurement are not taxable, while offsetting hedge gains or losses are taxable.

(3)
During the three and nine months ended September 30, 2018, other discrete items were materially comprised of other miscellaneous restructuring charges, comprised primarily of asset disposal charges within Livent as a result of restructuring our operations at the manufacturing site located in Bessemer City, North Carolina.

(4)
For the nine months ended September 30, 2018 and 2017, tax only discrete items are comprised of the tax effect of currency remeasurement associated with foreign statutory operations, changes in realizability of certain deferred tax assets, changes in uncertain tax liabilities and related interest, excess tax benefits associated with share-based compensation, and changes in prior year estimates of subsidiary tax liabilities.

(5)
The primary drivers for the decrease in the third quarter effective tax rate for 2018 as compared to 2017 are shown in the table above. The remaining change was due to the change in mix of earnings in lower taxing jurisdictions, a reduced tax rate for earnings in the U.S., offset with the effect of the global intangible low-taxed income (GILTI) provisions of the Act.

Tax Cuts and Jobs Act of 2017
On December 22, 2017, the Act was enacted in the United States. Effective January 1, 2018, the Act, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, creates new provisions related to foreign source earnings, and eliminates the deduction for domestic production activities. As a result, a tax benefit in the amount of $1.3 million was recorded for the remeasurement of the Livent U.S. deferred tax balances as of December 31, 2017. The Act also requires companies to pay a one-

LIVENT CORPORATION
Notes to Condensed Combined Financial Statements (unaudited) — (Continued)

time transition tax on the cumulative earnings and profits of certain foreign subsidiaries that were previously not repatriated and therefore not taxed for U.S. income tax purposes. Taxes due on the one-time transition tax are payable as of December 31, 2017 and may be paid to the tax authority over eight years. The transition tax expense of $12.4 million was recorded based on post-1986 earnings and profits (“E&P”) allocated to the Lithium Business. For the nine months ended September 30, 2018 we have recorded an additional tax expense of $0.6 million to adjust the liability of the onetime transition tax. This liability is recorded consistent with current U.S. accrued income tax payable and will be settled with FMC. As a result, this liability is included in FMC’s “Net parent investment” in the condensed combined balance sheets.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses situations where the accounting is incomplete for the income tax effects of the Act. SAB 118 directs taxpayers to consider the impact of the Act as “provisional” when the company does not have the necessary information available, prepared or analyzed (including computations) to finalize the accounting for the change in tax law. Companies are provided a measurement period of up to one year to obtain, prepare, and analyze information necessary to finalize the accounting for provisional amounts or amounts that cannot be estimated as of December 31, 2017. We will continue to refine our calculations as additional analysis is completed related to the Act. Additional information that may affect our provisional amounts would include further clarification and guidance on how the IRS will implement tax reform, including guidance with respect to executive compensation and transition tax, further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on our state income tax returns, completion of the FMC 2017 tax return filings, and the potential for additional guidance from the SEC or the FASB related to tax reform. The accounting is expected to be finalized during the fourth quarter of 2018.

For the nine months ended September 30, 2018, we did not record an additional adjustment to the remeasurement of our US deferred tax position.

Note 13: Pensions and Other Postretirement Benefits
Certain of our employees participate in certain funded defined benefit pension and other domestic postretirement plans sponsored by FMC (the “Benefit Plans”), which include participants from FMC’s other business. FMC had one defined benefit pension plan specifically designated for Livent employees that was terminated in 2017. Refer to the U.K. Plan discussion below. The majority of qualifying employees participate in the FMC-sponsored pension plans that are accounted for by Livent as multi-employer plans are not included within the condensed combined balance sheets.
For the three and nine months ended September 30, 2018, we recorded net annual periodic pension benefit of $0.4 million and costs of $0.5 million, respectively. For the three and nine months ended September 30, 2017, we recorded net annual periodic pension benefit of $0.2 million and $0.9 million. respectively. These include pension costs allocated through the Parent’s shared service cost allocation of $0.9 million for both the nine months ended September 30, 2018 and 2017, respectively.
U.S. Plan
We did not record an asset or liability in the condensed combined balance sheets to recognize the funded status of the U.S. Plan. Instead, we recorded net periodic pension cost for the U.S. Plan. This net expense represents an approximation of our portion of the Parent’s net periodic pension cost of the U.S. Plan. Livent's portion of the Parent’s net annual periodic pension cost was allocated based on Livent employees’ relative participation in the plan.
U.K. Plan
The U.K. Plan, which was a legal obligation of the Livent United Kingdom legal entity, is included in these condensed combined financial statements up through the period of plan termination as described in the following sentences.
In 2016, FMC made a $20.7 million payment into our U.K. Plan in order to annuitize the remaining pension obligation. This action removed all future funding requirements for the U.K. Plan. In October 2017, FMC completed the buy-out of the annuity, completing the plan termination and relieving FMC of the pension liability for the U.K. Plan. The termination resulted in a settlement charge of $32.5 million recorded during the three months ended December 31, 2017.

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest cost	$—	$0.2	$—	$0.5
Expected return on plan assets	—	(0.1)	—	(0.4)
Amortization of net actuarial and other (gain) loss	—	0.2	—	0.7
Net periodic benefit cost (income)	$—	$0.3	$—	$0.8

LIVENT CORPORATION
Notes to Condensed Combined Financial Statements (unaudited) — (Continued)

As a result of the U.K. Plan termination as discussed above, there were no contributions made in 2018. Additionally, we did not make any voluntary contributions to the U.K. Plan during the nine months ended September 30, 2017.

Note 14: Accumulated other comprehensive loss

Summarized below is the roll forward of accumulated other comprehensive loss, net of tax.

(in Millions)	Foreign currency adjustments	Pension and other postretirement benefits (1)	Total
Accumulated other comprehensive loss, net of tax at December 31, 2017	$(45.6)	$—	$(45.6)
2018 Activity
Other comprehensive income (loss) before reclassifications	(3.0)	—	(3.0)
Accumulated other comprehensive loss, net of tax at September 30, 2018	$(48.6)	$—	$(48.6)

(in Millions)	Foreign currency adjustments	Pension and other postretirement benefits (1)	Total
Accumulated other comprehensive loss, net of tax at December 31, 2016	$(50.3)	$(26.3)	$(76.6)
2017 Activity
Other comprehensive income (loss) before reclassifications	4.7	(2.5)	2.2
Amounts reclassified from accumulated other comprehensive income	—	0.6	0.6
Accumulated other comprehensive loss, net of tax at September 30, 2017	$(45.6)	$(28.2)	$(73.8)
____________________
(1)     See Note 13 for more information.

Reclassifications of accumulated other comprehensive loss
The table below provides details about the reclassifications from accumulated other comprehensive loss and the affected line items in the condensed combined statements of operations for each of the periods presented.

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Combined Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2018	2017	2018	2017
Pension and other postretirement benefits
Amortization of unrecognized net actuarial and other losses	$—	$(0.2)	$—	$(0.7)	Non-operating pension benefit and settlement charges
Total before tax	$—	$(0.2)	$—	$(0.7)
	—	—	—	0.1	Provision for income taxes
Total reclassifications for the period	$—	$(0.2)	$—	$(0.6)	Amount included in net income

Note 15: Commitments and Contingencies
We have certain contingent liabilities arising in the ordinary course of business. Some of these contingencies are known but are so preliminary that the merits cannot be determined, or if more advanced, are not deemed material based on current knowledge; and some are unknown - for example, claims with respect to which we have no notice or claims which may arise in the future, resulting from products sold, guarantees or warranties made, or indemnities provided. Therefore, we are unable to develop a reasonable estimate of our potential exposure of loss for these contingencies, either individually or in the aggregate, at this time. Based on information currently available and established reserves, we have no reason to believe that the ultimate resolution of

LIVENT CORPORATION
Notes to Condensed Combined Financial Statements (unaudited) — (Continued)

known contingencies will have a material adverse effect on the combined financial position, liquidity or results of operations. However, there can be no assurance that the outcome of these contingencies will be favorable, and adverse results in certain of these contingencies could have a material adverse effect on the combined financial position, results of operations in any one reporting period, or liquidity.

Note 16: Segment Information
Our operations are similar in geography, nature of products we provide, and type of customers we serve. As we earn substantially all of our revenues through the sale of lithium products we have concluded that we have one operating segment for reporting purposes. Refer to Note 5 for revenues by geographic area for the three and nine months ended September 30, 2018.
Countries with sales in excess of 10% of combined revenue in either period consisted of China, the U.S. and Japan. Sales for the three months ended September 30, 2018 for China, the U.S., and Japan totaled $26.6 million, $38.2 million, and $16.0 million, respectively, while sales for the three months ended September 30, 2017 totaled $17.9 million, $21.5 million, and $24.3 million, respectively. Sales for the nine months ended September 30, 2018 for China, the U.S., and Japan totaled $94.9 million, $80.1 million, and $53.9 million, respectively, while sales for the nine months ended September 30, 2017 totaled $31.1 million, $60.0 million, and $66.9 million, respectively.
For the three and nine months ended September 30, 2018, one customer accounted for approximately 15% and 10%, respectively, of total revenue while for the three and nine months ended September 30, 2017 the same customer accounted for approximately 11% and 14%, respectively, of total revenue. Our ten largest customers accounted in aggregate for approximately 56% and 51% of our revenue for the three and nine months ended September 30, 2018 and approximately 49% and 45% for the three and nine months ended September 30, 2017, respectively. A loss of any material customer could have a material adverse effect on our business, financial condition and results of operations.

Note 17: Supplemental Information
The following tables present details of prepaid and other current assets, other assets, accrued and other current liabilities, and other long-term liabilities as presented on the condensed combined balance sheets:

(in Millions)	September 30, 2018	December 31, 2017
Prepaid and other current assets
Argentina government receivable (1)	$8.7	$13.5
Tax related items including value added tax receivables	4.9	3.6
Other receivables	15.1	6.5
Prepaid expenses	4.8	8.3
Other current assets	1.9	0.7
Total	$35.4	$32.6

(in Millions)	September 30, 2018	December 31, 2017
Other assets
Argentina government receivable (1)	$37.5	$34.0
Advance to contract manufacturers	12.9	10.0
Capitalized software, net	1.8	2.2
Prepayment associated with long-term supply agreements	10.0	10.0
Tax related items	4.7	5.1
Other assets	4.7	5.6
Total	$71.6	$66.9

LIVENT CORPORATION
Notes to Condensed Combined Financial Statements (unaudited) — (Continued)

____________________

(1)
We have various subsidiaries that conduct business within Argentina. At September 30, 2018 and December 31, 2017, $37.8 million and $38.1 million, respectively, of outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables, were denominated in U.S. dollars. As with all outstanding receivable balances we continually review recoverability by analyzing historical experience, current collection trends and regional business and political factors among other factors.

(in Millions)	September 30, 2018	December 31, 2017
Accrued and other current liabilities
Restructuring reserves	$4.0	$2.9
Accrued payroll	8.3	7.9
Environmental reserves, current	0.5	0.5
Other accrued and other current liabilities	4.9	10.0
Total	$17.7	$21.3

(in Millions)	September 30, 2018	December 31, 2017
Other long-term liabilities
Asset retirement obligations	$0.2	$0.2
Contingencies related to uncertain tax positions	7.7	7.9
Self-insurance reserves	1.8	1.7
Other long-term liabilities	0.6	0.9
Total	$10.3	$10.7

Note 18: Subsequent Events
There were no material subsequent events that required recognition or additional disclosure in the accompanying condensed combined financial statements, other than as described in Note 1 related to the IPO.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2 of this report contains certain forward-looking statements that are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information.
Whenever possible, we have identified these forward-looking statements by such words or phrases as “will likely result”, “is confident that”, “expect”, “expects”, “should”, “could”, “may”, “will continue to”, “believe”, “believes”, “anticipates”, “predicts”, “forecasts”, “estimates”, “projects”, “potential”, “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These statements are qualified by reference to the section “Special Note Regarding Forward-Looking Statements” included in the Prospectus. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.
We specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Our combined financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 3 to our combined financial statements included in the Prospectus. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed these critical accounting policies with the Audit Committee of our Board of Directors. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.
The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the “Critical Accounting Policies” section included within "Management's Discussion and Analysis of Financial Condition and Results of Operations" within the Prospectus for a detailed description of these policies and their potential effects on our results of operations and financial condition.

•	Revenue recognition and trade receivables

•	Impairment and valuation of long-lived assets

•	Income taxes

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS AND REGULATORY ITEMS
See Note 4 to these condensed combined financial statements included in this Form 10-Q for a discussion of recently adopted accounting guidance and other new accounting guidance.

OVERVIEW
We are a pure-play, fully integrated lithium company, with a long, proven history of producing performance lithium compounds. Our primary products, namely battery-grade lithium hydroxide, butyllithium and high purity lithium metal are critical inputs used in various performance applications. Our strategy is to focus on supplying high performance lithium compounds to the fast growing EV battery market, while continuing to maintain our position as a leading global producer of butyllithium and high purity lithium metal.

We produce lithium compounds for use in applications that have specific performance requirements, including battery-grade lithium hydroxide for use in high performance lithium-ion batteries. We also supply butyllithium, which is used as a synthesizer in the production of polymers and pharmaceutical products, as well as a range of specialty lithium compounds including high purity lithium metal, which is used in the production of lightweight materials for aerospace applications and non-rechargeable batteries. It is in these applications that we have established a differentiated position in the market through our ability to consistently produce and deliver performance lithium compounds.
Third Quarter 2018 Highlights

The following are the more significant developments in our business during the three months ended September 30, 2018:

•	Revenue of $112.0 million for the three months ended September 30, 2018 increased $17.6 million, or approximately 19 percent compared to the three months ended September 30, 2017.

•
Gross margin of $49.5 million for the three months ended September 30, 2018 increased $7.4 million or approximately 17% versus the prior year quarter primarily due to higher revenues. The increase in gross margin was primarily driven by prices, product mix and improved operating leverage. Gross margin as a percentage of revenue was approximately 44% versus 45% in the three months ended September 30, 2018 and 2017, respectively.

•	Non-operating pension benefit and settlement charges remained flat compared to the prior year quarter.

•
Selling, general and administrative expenses increased by $1.5 million, or approximately 47%, to $4.7 million compared to the prior year quarter primarily due to the incremental standalone company costs.

•	Research and development expenses of $0.9 million remained flat compared to the prior year quarter.

•	Corporate allocations of $5.6 million increased by $0.8 million compared to the prior year quarter due to higher shared service costs allocated to Livent from FMC.

•	Adjusted EBITDA of $42.8 million increased compared to the prior year quarter amount of $37.1 million primarily due to higher revenues.

Other Highlights

On October 15, 2018, we completed the IPO. Refer to Note 1 for further information.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(in Millions)	(unaudited)		(unaudited)
Revenue	$112.0	$94.4	$322.7	$234.0
Costs and Expenses
Cost of sales	62.5	52.3	167.2	135.0
Gross margin	$49.5	$42.1	$155.5	$99.0
Selling, general and administrative expenses	4.7	3.2	12.7	10.1
Corporate allocations	5.6	4.8	15.7	15.5
Research and development expenses	0.9	0.9	2.9	2.3
Restructuring and other charges	0.4	0.4	2.7	3.5
Separation-related costs	2.4	—	2.4	—
Total costs and expenses	$76.5	$61.6	$203.6	$166.4
Income from operations before non-operating pension benefit and settlement charges and income taxes	$35.5	$32.8	$119.1	$67.6
Non-operating pension benefit and settlement charges	(0.4)	(0.4)	(0.2)	(1.7)
Income from operations before income taxes	$35.9	$33.2	$119.3	$69.3
Provision for income taxes	5.9	7.7	19.1	16.2
Net income	$30.0	$25.5	$100.2	$53.1

In addition to net income, as determined in accordance with U.S. GAAP, we evaluate operating performance using certain non-GAAP measures such as EBITDA, which we define as net income plus interest expense, net, income tax expense (benefit), depreciation, and amortization, and Livent Standalone Adjusted EBITDA, on a standalone company basis, which we define as EBITDA adjusted for restructuring and other charges (income), non-operating pension expense (benefit) and settlement charges, and separation related costs. Management believes the use of these non-GAAP measures allows management and investors to compare more easily the financial performance of its underlying business from period to period. The non-GAAP information provided may not be comparable to similar measures disclosed by other companies because of differing methods used by other companies in calculating EBITDA and Livent Standalone Adjusted EBITDA. This measure should not be considered as a substitute for net income or other measures of performance or liquidity reported in accordance with U.S. GAAP. The following table reconciles EBITDA and Livent Standalone Adjusted EBITDA from net income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Net income (GAAP)	$30.0	$25.5	$100.2	$53.1
Add back:
Provision for income taxes	5.9	7.7	19.1	16.2
Depreciation and amortization	4.5	3.9	13.1	11.7
EBITDA (Non-GAAP) (1)	$40.4	$37.1	$132.4	$81.0
Add back:
Restructuring and other charges (a)	0.4	0.4	2.7	3.5
Non-operating pension benefit and settlement charges (b)	(0.4)	(0.4)	(0.2)	(1.7)
Separation-related costs (c)	2.4	—	2.4	—
Livent Standalone Adjusted EBITDA (Non-GAAP) (1)	$42.8	$37.1	$137.3	$82.8

___________________

(1)
In addition to net income, as determined in accordance with U.S. GAAP, we evaluate operating performance using certain non-GAAP measures such as EBITDA, which we define as net income plus interest expense, net, income tax expense (benefit), depreciation, and amortization, and Livent Standalone Adjusted EBITDA, which we define as EBITDA adjusted for restructuring and other charges (income), non-operating pension expense (benefit) and settlement charges, and separation-related costs. Management believes the use of these non-GAAP measures allows management and investors to compare more easily the financial performance of its underlying business from period to period. The non-GAAP information provided may not be comparable to similar measures disclosed by other companies because of differing methods used by other companies in calculating EBITDA and Livent Standalone Adjusted EBITDA. This measure should not be considered as a substitute for net income or other measures of performance or liquidity reported in accordance with U.S. GAAP. The above table reconciles EBITDA and Livent Standalone Adjusted EBITDA from net income.

(a)
We continually perform strategic reviews and assess the return on our business. This sometimes results in a plan to restructure the operations of our business. As part of these restructuring plans, demolition costs and write-downs of long-lived assets may occur.

(b)
Our non-operating pension expense (benefit) and settlement charges are defined as those costs (benefits) related to interest, expected return on plan assets, amortized actuarial gains and losses and the impacts of any plan curtailments or settlements. These are excluded from our segments results and are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and we consider these costs to be outside our operational performance. We continue to include the service cost and amortization of prior service cost in our Livent Standalone Adjusted EBITDA results noted above. These elements reflect the current year operating costs to our businesses for the employment benefits provided to active employees.

(c)	Represents legal, professional or transaction related fees primarily associated with the IPO and other Separation related activities.

Three Months Ended September 30, 2018 vs. 2017
Revenue
Revenue of $112.0 million increased by approximately 19 percent versus the prior-year quarter, primarily driven by higher volumes particularly in lithium hydroxide. Higher volumes impacted revenue by approximately 17 percent while higher pricing contributed approximately 2 percent to the revenue increase. Foreign currency had minimal impact on the change in revenue.
Gross margin
Gross margin of $49.5 million increased by $7.4 million, or approximately 17%, versus the prior-year quarter. The increase in gross margin was primarily driven by the higher volumes discussed above.
Selling, general and administrative expenses
Selling, general and administrative expenses of $4.7 million increased by $1.5 million, or 47%. The increase in selling, general and administrative was primarily due to the incremental standalone company costs.
Corporate allocations
Corporate allocations of $5.6 million increased by $0.8 million compared to the prior year quarter primarily due to higher shared service costs allocated to Livent from FMC.
Research and development expenses
Research and development expense of $0.9 million remained flat versus the prior-year quarter.
Restructuring and other charges
Restructuring and other charges of $0.4 million for each of the three months ended September 30, 2018 and 2017 were primarily comprised of asset write-downs and miscellaneous restructuring efforts of $0.3 million related to our operations at the manufacturing site located in Bessemer City, North Carolina. Additionally, there were other charges of $0.1 million related to environmental remediation activities in both periods.
Separation-related costs
Separation-related costs of $2.4 million primarily consists of legal and professional fees associated with the IPO and other Separation related activities.
Non-operating pension benefit and settlement charges
Non-operating pension benefit and settlement charges of $0.4 million remained flat versus the prior-year quarter.
Provision for income taxes
Provision for income taxes of $5.9 million decreased $1.8 million versus the prior year quarter primarily due to the impact of U.S. tax reform with a reduced U.S. tax rate, as well as the mix of earnings in jurisdictions with favorable tax rates.

Net income
Net income of $30.0 million increased $4.5 million from $25.5 million in the prior year quarter primarily due to revenue and gross margin growth, partially offset by the increase in tax expense discussed above.

Nine Months Ended September 30, 2018 vs. 2017
Revenue
Revenue of $322.7 million increased by approximately 38% versus the prior-year period, driven by higher volumes as a result of the new lithium hydroxide production in China and our higher production in Argentina, and higher prices particularly in lithium hydroxide and butyllithium. Higher volumes impacted revenue by 23% and higher pricing contributed 15% to the revenue increase. Foreign currency had a minimal impact on the change in revenue.
Gross margin
Gross margin of $155.5 million increased by approximately $56.5 million, or approximately 57%, versus the prior-year period. The increase in gross margin was primarily driven by higher volumes and improved pricing as discussed above.
Selling, general and administrative expenses
Selling, general and administrative expenses of $12.7 million increased by $2.6 million compared to the prior-year period. The increase in selling, general and administrative was primarily due to the incremental standalone company costs.
Corporate allocations
Corporate allocations of $15.7 million increased by $0.2 million compared to the prior-year period.
Research and development expenses
Research and development expense of $2.9 million increased by $0.6 million versus the prior-year period due to increased spending in energy applications.
Restructuring and other charges
Restructuring and other charges of $2.7 million and $3.5 million for the nine months ended September 30, 2018 and 2017, respectively, were primarily comprised of asset write-downs and miscellaneous restructuring efforts of $2.4 million and $2.7 million, respectively, related to our operations at the manufacturing site located in Bessemer City, North Carolina. There were other restructuring charges of $0.0 million and $0.5 million, respectively. Additionally, there were other charges of $0.3 million related to environmental remediation activities in both periods.
Separation-related costs
Separation-related costs of $2.4 million primarily consists of legal and professional fees associated with the IPO and other Separation related activities.
Non-operating pension benefit and settlement charges
Non-operating pension benefit and settlement charges of $0.2 million decreased primarily due to the allocation of FMC’s net periodic pension benefit that was allocated to Livent in the prior-year period. Compared to the prior-year period, the approximate portion of FMC’s net periodic pension benefit of the U.S. Plan decreased during the nine months ended September 30, 2018, which was allocated based on Livent employees’ relative participation in the plan.
Provision for income taxes
Provision for income taxes of $19.1 million increased $2.9 million versus the prior year period primarily due to an overall increase in global earnings. The lower effective tax rate was due to the impact of U.S. tax reform with a reduced U.S. tax rate, as well as the mix of earnings in jurisdictions with favorable tax rates.
Net income
Net income of $100.2 million increased $47.1 million from $53.1 million in the prior year period primarily due to revenue and gross margin growth, partially offset by the increase in tax expense discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Historically, FMC has provided centralized cash management and other finance services to Livent. FMC will cease providing these services following the Separation. Only cash accounts specifically attributable to Livent are reflected on the balance sheets of our combined financial statements.
After the Separation, our capital structure and sources of liquidity will change significantly compared to our historical capital structure as part of FMC. We will no longer participate in FMC’s capital management system and will be evaluated separately in terms of credit and capital allocation by providers of financing. Our prospective success in funding our cash needs will depend on the strength of the lithium market and our continued ability to generate cash from operations and raise capital from other sources. Our primary long-term sources of cash will be cash generated from operations, borrowings under the new revolving credit facility, and potentially fixed income debt issuance.
Cash and cash equivalents at September 30, 2018 and December 31, 2017, were $14.7 million and $1.2 million, respectively. Of the cash and cash equivalents balance at September 30, 2018, $13.5 million were held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable or in process and not yet complete. We are still in the process of analyzing the impact of the Act on our indefinite reinvestment assertion.
We had no debt outstanding as of September 30, 2018. On September 28, 2018, we and one of our subsidiaries entered into a credit agreement which provides for a $400 million senior secured revolving credit facility, $50 million of which is available for the issuance of letters of credit, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to $600 million. Refer to the details below.
As part of the IPO, we received proceeds from the sale of 20 million shares of our common stock, net of underwriting discounts and commissions. The underwriters were also granted a 30-day option to purchase an additional 3 million shares of common stock from us. Pursuant to the terms of the separation and distribution agreement, we made a net distribution of approximately $320 million to FMC on October 18, 2018.

Revolving Credit Facility
On September 28, 2018, we entered into a credit agreement among us, our subsidiary, FMC Lithium USA Corp., as borrowers (the “Borrowers”), certain of our wholly owned subsidiaries as guarantors, the lenders party thereto (the “Lenders”), Citibank, N.A., as administrative agent, and certain other financial institutions party thereto, as joint lead arrangers (the “Credit Agreement”). The Credit Agreement provides for a $400 million senior secured revolving credit facility, $50 million of which is available for the issuance of letters of credit for the account of the Borrowers, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to $600 million (the “Revolving Credit Facility”). The issuance of letters of credit and the proceeds of revolving credit loans made pursuant to the Revolving Credit Facility are available, and will be used, for general corporate purposes, including capital expenditures and permitted acquisitions, of the Borrowers and their subsidiaries.
Amounts under the Revolving Credit Facility may be borrowed, repaid and re-borrowed from time to time until the final maturity date of the Revolving Credit Facility, which will be the fifth anniversary of the Revolving Credit Facility’s effective date. Voluntary prepayments and commitment reductions under the Revolving Credit Facility are permitted at any time without any prepayment premium upon proper notice and subject to minimum dollar amounts.
Revolving loans under the Credit Agreement will bear interest at a floating rate, which will be a base rate or a Eurodollar rate equal to the London interbank offered rate for the relevant interest period, plus, in each case, an applicable margin based on our leverage ratio, as determined in accordance with the provisions of the Credit Agreement. The base rate will be the greatest of: the rate of interest announced publicly by Citibank, N.A. in New York City from time to time as its “base rate”; the federal funds effective rate plus 0.5%; and a Eurodollar rate for a one-month interest period plus 1%. Each borrower is required to pay a commitment fee quarterly in arrears on the average daily unused amount of each Lender’s revolving credit commitment at a rate equal to an applicable percentage based on our leverage ratio, as determined in accordance with the provisions of the Credit Agreement. The applicable margin and the commitment fee are subject to adjustment as provided in the Credit Agreement.
The Borrowers’ present and future domestic material subsidiaries (the “Guarantors”) will guarantee the obligations of the Borrowers under the Revolving Credit Facility. The obligations of the Borrowers and the Guarantors are secured by all of the present and future assets of the Borrowers and the Guarantors, including the Borrowers’ facility and real estate in Bessemer City, North Carolina, subject to certain exceptions and exclusions as set forth in the Credit Agreement and other security and collateral documents.

The Credit Agreement contains certain affirmative and negative covenants that are binding on the Borrowers and their subsidiaries, including, among others, restrictions (subject to exceptions and qualifications) on the ability of the Borrowers and their subsidiaries to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of their businesses, to enter into transactions with affiliates and to enter into certain burdensome agreements.

Statement of Cash Flows
Cash provided by operating activities was $62.5 million and $33.9 million for the nine months ended September 30, 2018 and 2017, respectively.
The table below presents the components of net cash provided by operating activities.

(in Millions)	Nine Months Ended September 30,
	2018	2017
Income from operations before non-operating pension benefit and settlement charges and income taxes	$119.1	$67.6
Special charges and depreciation and amortization (1)	18.2	15.2
Operating income before depreciation and amortization (Non-GAAP) (2)	$137.3	$82.8
Change in trade receivables, net (3)	(23.0)	(49.2)
Change in inventories (4)	0.2	2.3
Change in accounts payable (5)	(9.6)	21.5
Change in advance payments from customers	(1.8)	(2.2)
Change in all other operating assets and liabilities (6)	(8.0)	(9.5)
Cash basis operating income (Non-GAAP)	$95.1	$45.7

Restructuring and other spending	$(0.8)	$(0.1)
Environmental spending	(0.1)	(0.2)
Tax payments, net of refunds (7)	(27.2)	(11.5)
Separation-related spending (8)	(4.5)	—
Cash provided by operating activities	$62.5	$33.9
____________________

(1)	Represents the sum of restructuring and other charges, separation-related costs, and depreciation and amortization.

(2)	Referred to as Livent Standalone Adjusted EBITDA.

(3)
The change in cash flows related to trade receivables in 2018 and 2017 were primarily driven by timing of collections. The increase in each year was also the result of higher revenues in each period compared to the corresponding comparable prior period.

(4)	The change in cash flows related to inventories is a result of decreased inventory levels due to higher sales volume.

(5)
The change in cash flows related to accounts payable is primarily driven by timing of payments made to suppliers and vendors. The 2018 period is also impacted by a significant decrease in payables that built in 2017 associated with a lithium hydroxide manufacturing agreement.

(6)
Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities. Please see the condensed combined statements of cash flows included within these condensed combined financial statements for disaggregation of the components that make up this line item.

(7)	Tax payments in 2018 increased due to higher global earnings in the period compared to the prior year period.

(8)	2018 activity represents payments for legal, professional or transaction related fees primarily associated with the IPO and other Separation related activities.

Cash required by investing activities was $(47.0) million and $(38.8) million for the nine months ended September 30, 2018 and 2017, respectively.
The change in cash required by investing activities is primarily due to our investments in production capacity of lithium carbonate and hydroxide resulting in increased capital expenditures. These were partially offset by a prepayment of $10.0 million to Nemaska under a long-term supply agreement for lithium carbonate in 2017.

Cash provided (required) by financing activities was $(3.1) million and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively.

As FMC managed our cash and financing arrangements, all excess cash generated through earnings were deemed remitted to FMC and all sources of cash were deemed funded by FMC.

Other potential liquidity needs
Our cash needs include operating cash requirements, capital expenditures, environmental and asset retirement obligation spending, restructuring and costs associated with being a standalone, public company. We plan to meet our liquidity needs through available cash, cash generated from operations, and borrowings under the committed revolving credit facility.
Projected 2019 capital expenditures and expenditures related to contract manufacturers are expected to be approximately $250 million. We anticipate investing between $525 million and $600 million (inclusive of the $250 million referred to above) to increase our lithium carbonate capacity to at least 60 kMT by the end of 2025. We intend to spend approximately $30 million to $50 million before the end of 2020. In the next five years, inclusive of the expenditures referenced in this paragraph, we expect to spend $1.0 billion on maintenance and expansion projects.
Projected 2018 spending includes approximately $0.5 million of net environmental remediation spending. This spending does not include expected spending on capital projects relating to environmental control facilities or expected spending for environmental compliance costs, which we will include as a component of costs of sales and services to the condensed combined statements of operations since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls over the foregoing projections.
We believe that our available cash and cash from operations, together with borrowing availability under the credit agreement, will provide adequate liquidity for the next twelve months. Access to capital and the availability of financing on acceptable terms in the future will be affected by many factors, including our credit rating, economic conditions, and the overall liquidity of capital markets.

Commitments and Contingencies
See Note 15 to these condensed combined financial statements included in this Form 10-Q.

Contractual Commitments
Information related to our contractual commitments at December 31, 2017 can be found in a table included within Management's Discussion and Analysis of Financial Condition and Results of Operations within the Prospectus. There have been no significant changes to our contractual commitments during the period ended September 30, 2018.

Climate Change
A detailed discussion related to climate change can be found in the Business section of the Prospectus.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

DERIVATIVE FINANCIAL INSTRUMENTS AND MARKET RISKS
Our earnings, cash flows, and financial position are exposed to market risks relating to fluctuations in commodity prices, interest rates and foreign currency exchange rates. Our financial instruments are trade receivables and trade payables. These financial instruments are recorded at cost, which approximates fair value due to the short-term nature of the instruments.
At September 30, 2018, we had no derivative instruments outstanding.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Many of the products we purchase are commodities whose price is determined by the market’s supply and demand for such products. Price fluctuations in our selling prices and key costs, including energy, have a significant effect on our financial performance. Energy costs are diversified among electricity and natural gas. As of September 30, 2018 and December 31, 2017, we had no open commodity contracts. As a result, there was no sensitivity analysis performed over commodity price risk for the current period.
Foreign Currency Exchange Rate Risk
Our worldwide operations expose us to currency risk from sales, purchases, expenses and loans denominated in currencies other than the U.S. dollar, our functional currency. The primary currencies for which we have exchange rate exposure are the Euro, the British pound, the Chinese yuan, the Argentine peso, and the Japanese yen. Foreign currency debt and foreign exchange forward contracts are used in countries where we do business, thereby reducing our net asset exposure. Foreign exchange forward contracts are also used to hedge firm and highly anticipated foreign currency cash flows. We currently do not hedge foreign currency risks associated with the Argentine peso due to the limited availability and the high cost of suitable derivative instruments.
As of September 30, 2018, we had no open foreign currency contracts. As a result, there was no sensitivity analysis performed for the current period.
Interest Rate Risk
As of September 30, 2018, we had no outstanding debt. However, we had a variable debt available for borrowing and will be exposed to interest rate risk arising from fluctuations in interest rates. At this time, we do not intend to use any interest rate swaps to manage this risk but may at a point in the future.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2018, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in legal proceedings from time to time in the ordinary course of our business, including with respect to workers’ compensation matters. Based on information currently available and established reserves, we have no reason to believe that the ultimate resolution of any known legal proceeding will have a material adverse effect on our financial position, liquidity or results of operations. However, there can be no assurance that the outcome of any such legal proceeding will be favorable, and adverse results in certain of these legal proceedings could have a material adverse effect on our financial position, results of operations in any one reporting period, or liquidity.

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in the Prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 1, 2018, which are available at www.sec.gov and on our website at www.livent.com.

Forward-Looking Information
We wish to caution readers not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date made. We specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

On October 1, 2018, in part in exchange for the contribution by FMC of the assets related to the Lithium Business, we issued 122,999,900 shares of our common stock to FMC. This issuance was exempt from registration pursuant to the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), because the offer and issuance of the shares did not involve a public offering.

Use of Proceeds

We completed our IPO pursuant to a Registration Statement on Form S-1 (File No. 333-227026), which was declared effective on October 10, 2018. In the IPO, we issued 20,000,000 shares of common stock at a public offering price of $17.00 per share. The joint lead bookrunners for the IPO were BofA Merrill Lynch, Goldman Sachs & Co. LLC and Credit Suisse Securities (USA) LLC, and the co-managers were Citigroup Global Markets Inc., Loop Capital Markets LLC and Nomura Securities International, Inc. The IPO closed on October 15, 2018.
We received aggregate proceeds of $321.3 million from the IPO, net of underwriters’ discounts and commissions, and before deducting offering costs of approximately $0.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.
As set forth in the section captioned “Use of Proceeds” section of the Prospectus, we used the net proceeds from the IPO to make a distribution to FMC and to fund origination fees associated with our revolving credit facility.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

10.1
Credit Agreement, dated as of September 28, 2018, among Livent Corporation, FMC Lithium USA Corp., the Guarantors party thereto from time to time, the Lenders and Issuing Banks party thereto, and Citibank, N.A., as Administrative Agent (Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on October 1, 2018)

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

101	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVENT CORPORATION (Registrant)

By:	/s/ GILBERTO ANTONIAZZI
Gilberto Antoniazzi, Vice President and Chief Financial Officer
Date: November 6, 2018