Form 10-K
period 2018-12-31
Livent Corp.
filed 2019-02-28
CIK 1742924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-K
_______________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______
Commission File Number 001-38694
__________________________________________________________________________
LIVENT CORPORATION
(Exact name of registrant as specified in its charter)
__________________________________________________________________________

Delaware	82-4699376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 Walnut Street Philadelphia, Pennsylvania	19104
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 215-299-6000
__________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes  ☐    No  ☒

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded. The registrant’s common stock began trading on the New York Stock Exchange on October 11, 2018. As of February 15, 2019, non-affiliates of the registrant held 23 million shares of the registrant's Common Stock, for which the aggregate market value was approximately $295 million, based upon the closing price on the New York Stock Exchange reported for such date. Our Parent, FMC, plans to make a tax-free distribution to its stockholders of all of its remaining equity interest in us on March 1, 2019. The distribution is expected to be effected as a dividend to all FMC stockholders, at which time the registrant’s Common Stock held by non-affiliates will increase by 123 million common shares.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date

Class	December 31, 2018
Common Stock, par value $0.001 per share	146,000,000

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2019 Annual Meeting of Stockholders	Part III

Livent Corporation
2018 Form 10-K

Glossary of Terms

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

AOCI	Accumulated other comprehensive income
ARO	Asset retirement obligation
ASC	Accounting Standards Codification, under U.S. GAAP
ASU	Accounting Standards Update, under U.S. GAAP
BEAT	Base erosion and anti-abuse tax
Brexit	The withdrawal of the United Kingdom from the European Union
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Distribution	On March 1, 2019, FMC plans to make a tax-free distribution to its stockholders of all its remaining interest in Livent Corporation
EV	Electric vehicle
FASB	Financial Accounting Standards Board
FDII	Foreign-derived intangible income
FMC	FMC Corporation, our parent
FMC Plan	FMC Corporation Incentive Compensation and Stock Plan
GILTI	Global intangible low-taxed income
IPO	Initial public offering
kMT	Thousand Metric Tons
LCE	Lithium Carbon Equivalent
Livent Plan	Livent Corporation Incentive Compensation and Stock Plan
MdA	Minera del Altiplano SA, our local operating subsidiary in Argentina
MT	Metric Ton
NPI	Net parent investment
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OM&M	Operation, maintenance and monitoring of site environmental remediation
Parent	FMC Corporation
Prospectus	The final Prospectus included in our Registration on Form S-1 originally filed with the SEC on October 12, 2018
RCRA	Resource Conservation and Recovery Act
REACH	Registration, Evaluation, Authorization and Restriction of Chemicals
REMSA	Recursos Energeticos y Mineros Salta, S.A., local natural-gas sub-distributor in Argentina
Revolving Credit Facility	Livent's $400 million senior secured revolving credit facility
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
Separation Date	On October 15, 2019, Livent Corporation completed the IPO and sold 20 million shares of Livent common stock to the public at a price of $17.00 per share
Tax Act	Tax Cuts and Jobs Act
TMA	Tax Matters Agreement
TSA	Transaction Services Agreement
U.S. GAAP	United States Generally Accepted Accounting Principles

PART I

ITEM 1.	BUSINESS
FMC Corporation formed and incorporated FMC Lithium USA Holding Corp. in the State of Delaware on February 27, 2018, which was subsequently renamed Livent Corporation ("Livent"). Livent's principal executive offices are located at 2929 Walnut Street, Philadelphia, Pennsylvania, 19104. Throughout this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, “Livent”, the "Company", “we,” “us,” or “our” means Livent Corporation and its consolidated subsidiaries and their predecessors after giving effect to the transactions described under “The Separation" and "The Distribution" below, and references to “FMC,” and “Parent” refer to FMC Corporation, Livent’s parent, and its consolidated subsidiaries other than Livent and Livent’s subsidiaries. Unless the context requires otherwise, statements relating to our history throughout this Annual Report on Form 10-K describe the history of FMC’s lithium segment. Copies of the annual, quarterly and current reports we file with the Securities and Exchange Commission (“SEC”), and any amendments to those reports, are available on our website at www.livent.com as soon as practicable after we furnish such materials to the SEC.
The Separation
On March 31, 2017, FMC publicly announced a plan to separate Livent into a publicly traded company (the “Separation”). Prior to the completion of the initial public offering ("IPO") on October 15, 2018, we were a wholly owned subsidiary of FMC, and all of our outstanding shares of common stock were owned by FMC. Following a series of restructuring steps, on October 1, 2018, prior to the IPO of Livent common stock, FMC transferred to us substantially all of the assets and liabilities of its lithium business (the “Lithium Business”). In exchange, we issued to FMC 123 million shares of our common stock.
On October 15, 2018 (the "Separation Date"), we completed the IPO and sold 20 million shares of Livent common stock to the public at a price of $17.00 per share. On November 8, 2018, the underwriters exercised, in full, their option (the "Over-allotment Option Exercise") to purchase an additional 3 million shares of our common stock, the closing of which was completed on November 13, 2018. Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “LTHM.”
Net proceeds from the sale of 23 million shares of our common stock issued in connection with the IPO and Over-allotment Option Exercise were approximately $369 million, after deducting underwriting discounts and commissions. The net proceeds from the offering, after payment of financing fees and other IPO related costs, were subsequently distributed to FMC. Immediately following the IPO and the Over-allotment Option Exercise, FMC owned approximately 84% of our outstanding common stock. Accordingly, we are considered a “controlled company” under the NYSE rules. Further details can be found in the final Prospectus ("Prospectus") included in our Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on October 12, 2018, as amended.
In connection with the Separation and completion of the IPO, we entered into certain agreements with FMC that govern various interim and ongoing relationships between the parties. These agreements include a separation and distribution agreement, a transition services agreement, a shareholders’ agreement, a tax matters agreement, a registration rights agreement, an employee matters agreement and a trademark license agreement.
The Distribution
FMC has informed us that it plans to make a tax-free distribution to its stockholders of all of its remaining equity interest in us on March 1, 2019. The distribution (referred to in this Annual Report on Form 10-K as the "Distribution") is expected to be effected as a dividend to all FMC stockholders.

General
We are a pure-play, fully integrated lithium company, with a long, proven history of producing performance lithium compounds. Our primary products, namely battery-grade lithium hydroxide, butyllithium and high purity lithium metal are critical inputs used in various performance applications. Our strategy is to focus on supplying high performance lithium compounds to the fast- growing electric vehicle ("EV") battery market, while continuing to maintain our position as a leading global producer of butyllithium and high purity lithium metal. With extensive global capabilities, over 60 years of continuous production experience, applications and technical expertise and deep customer relationships, we believe we are well positioned to capitalize on the accelerating trend of vehicle electrification.

We produce lithium compounds for use in applications that have specific performance requirements, including battery-grade lithium hydroxide for use in high performance lithium-ion batteries. We believe the demand for our compounds will continue to grow as the electrification of transportation accelerates, and as the use of high nickel content cathode materials increases in the next generation of battery technology products. We also supply butyllithium, which is used as a synthesizer in the production of polymers and pharmaceutical products, as well as a range of specialty lithium compounds including high purity lithium metal, which is used in the production of lightweight materials for aerospace applications and non-rechargeable batteries. It is in these applications that we have established a differentiated position in the market through our ability to consistently produce and deliver performance lithium compounds.
Livent Strategy
We believe that growth in EV sales will drive significant growth in demand for performance lithium compounds. We believe that we are well positioned to benefit from this trend thanks to our leading position and long-standing customer relationships. To fully capitalize on this opportunity, our strategy will involve investing in our assets, our technology capabilities and our people to ensure we can continue to meet our customers’ demands.
Expand our Production Capacities
In February 2018, we announced our intention to expand our lithium hydroxide capacity to approximately 55 thousand metric tons ("kMT") by the end of 2025 at multiple locations. These expansions are to have the capacity to meet customer demands globally, as they expand their own production networks around the globe.
In addition, to support our lithium hydroxide expansion, we have announced plans to expand annual lithium carbonate production in Argentina from 15 kMT in 2017 to at least 60 kMT by the end of 2025, in four separate stages. We expect to consume the majority of any incremental lithium carbonate produced internally or sourced externally in our lithium hydroxide operations.
We also continue to add butyllithium capacity at our China facility as demand in Asia continues to increase. For high purity lithium metal, we are evaluating expansion opportunities to align with the potential increase in demand for lithium metal as our customers develop next generation battery technologies.
Diversify our Sources of Supply
We continue to pursue additional sources of lithium carbonate, which may include further expansion in Argentina, acquisition and development of new resources, entering into long-term supply agreements with other producers or some combination thereof. We will continually assess new resources that offer the potential to provide alternative sources of lithium carbonate and will look to invest in developing such resources where it makes sense to do so.

Expand our Application and Process Technology Capabilities
Our market position today is built upon our ability to consistently provide our customers with the products they need. To maintain this position, we are continuously investing in our application and process technologies. As we work with our customers to understand their evolving lithium needs, we will focus on improving our own abilities to adapt the properties of our products, whether physical or chemical, to meet those needs. This may require us to invest in and potentially acquire new capabilities, hire people or acquire new technical resources.
Develop Next Generation Lithium Compounds
We believe that the evolution of battery technologies will lead to the adoption of lithium-based applications in the anode and electrolyte within the battery. This evolution will require new forms of lithium to be produced, such as new lithium metal powders or printable lithium products. We will continue to invest in our research and development efforts to help us create new products, and will also invest with and partner alongside our customers to further their own research and development efforts.
Invest in Our People
Our business requires that we hire and retain the best research scientists, engineers and technical salesforce in our industry. We will continue to invest in our people through training and developing our employees to ensure we retain the best talent in the industry.
Financial Information About Our Business
We operate as one reportable segment based on the commonalities among our products and services, the types of customers we serve and the manner in which we review and evaluate operating performance. As we earn substantially all of our revenues through the sale of lithium products, we have concluded that we have one operating segment for reporting purposes.
Business Overview
As a result of our focus on supplying performance lithium compounds for use in the rapidly growing EV market, we expect the shares of lithium hydroxide, energy storage and Asia as percentages of our total revenue by product, application and geography, respectively, to increase. We intend to maintain our leadership positions in other high performance markets such as greases and polymers.
We believe that we have earned a reputation as a leading supplier in the markets we serve, based on the performance of our products in our customers’ production processes and our ability to provide application know-how and technical support. In the EV market, we are one of a small number of lithium suppliers whose battery-grade lithium hydroxide has been qualified by customers for use in their cathode material production processes. Throughout our history, as end market application technologies have evolved, we have worked closely with our customers to understand their changing performance requirements and have developed products to address their needs.
As a vertically integrated producer, we benefit from operating one of the lowest cost lithium mineral deposits in the world. We have been extracting lithium brine at our operations at the Salar del Hombre Muerto in Argentina for more than 20 years, and have been producing lithium compounds for over 60 years. Our operational history provides us with a deep understanding of the process to extract lithium compounds from brine. We have developed proprietary process knowledge that enables us to produce high quality, low impurity lithium carbonate and lithium chloride. We source the majority of our base lithium compounds for use in the production of performance lithium compounds from these low cost operations in Argentina. Our operations in Argentina are expandable, giving us the ability to increase our lithium carbonate and lithium chloride production to meet increasing demand. We also have the operational flexibility to procure lithium carbonate from third party suppliers as raw materials. This strategy allows us to manage our production requirements and raw material cost, creating opportunities to optimize profitability.
We are one of a few lithium compound producers with global manufacturing capabilities. We use the majority of the lithium carbonate we produce in the production of battery-grade lithium hydroxide in the United States and China. We use the lithium chloride we produce in the production of butyllithium products in the United States, the United Kingdom, China and India, as well as in the production of high purity lithium metal in the United States. We have significant know-how and experience in the lithium hydroxide, butyllithium and high purity lithium metal production processes and product applications, which we believe provides us with a competitive advantage in these markets.

Capacity and Production
The chart below presents a breakdown of our capacity and production by product type and category presented in product basis metric tons ("MT") for the years ended December 31, 2018, 2017 and 2016:

Product Category	Product	2018		2017		2016
		Capacity	Production	Capacity	Production	Capacity	Production
Performance Lithium	Lithium Hydroxide (1)	18,500	15,936	18,500	13,057	10,000	7,692
	Butyllithium	3,265	2,389	3,265	2,218	3,265	2,175
	High Purity Lithium Metal (2)	250	140	250	101	250	152
Base Lithium	Lithium Carbonate (3)	18,000	17,238	16,000	15,153	16,000	12,563
	Lithium Chloride (3)	9,000	5,005	9,000	4,501	9,000	6,468
____________________

(1)	Capacity indicated as of December 31, 2017 reflects an expansion of capacity that came on-line in the second half of 2017.

(2)	Excludes other specialty product capacities and production.

(3)
Represents theoretical capacity for lithium carbonate and lithium chloride, although combined production of both products is lower and limited by the total capacity of lithium brine production. Lithium brine production was approximately 21,000 MT on a lithium carbon equivalent ("LCE") basis for 2018 and approximately 18,000 MT for 2017 and 2016, resulting in the total production shown in the chart.

The charts below detail our 2018 revenues by product, application and geography.

____________________

(1)	Company internal estimates

Products and Markets
Our performance lithium compounds are frequently produced to meet specific customer application and performance requirements. We have developed our capabilities in producing performance lithium compounds through decades of interaction with our customers, and our products are key inputs into their production processes. Our customer relationships provide us with first-hand insight into our customers’ production objectives and future needs, which we in turn use to further develop our products.

Other specialties include lithium phosphate, pharmaceutical-grade lithium carbonate, high purity lithium chloride and specialty organics. In addition to performance lithium compounds, we also produce lithium carbonate and lithium chloride, both of which we largely consume as feedstock in the process of producing our performance lithium compounds.
Competition and Industry Overview
We sell our performance lithium compounds worldwide. Most markets for lithium compounds are global, with significant growth occurring in Asia, driven primarily by the development and manufacture of lithium-ion batteries. The market for lithium compounds also faces some barriers to entry, including access to an adequate and stable supply of lithium, technical expertise and development lead time. According to Roskill's 2018 estimates, we are one of six producers, including SQM, Albemarle, Tianqi, Orocobre and Jiangxi Ganfeng Lithium, that accounted for approximately 78% of the global supply of lithium compounds as measured by lithium carbon equivalent ("LCE"). We expect additional capacity to be added by new and existing producers over time. We believe our lithium brines in Salar del Hombre Muerto, Argentina, considered by the industry to be one of the lowest cost sources of lithium, provide us with a distinct competitive advantage against these current or future entrants.
We compete by providing advanced technology, high product quality, reliability, quality customer and technical service, and by operating in a cost-efficient manner. We believe we are a leading provider of battery-grade lithium hydroxide in EV battery applications and of performance greases and benefit from low production costs and a history of efficient capital deployment. We also believe we are one of only two global suppliers of butyllithium. Our primary competitor for performance lithium compounds is Albemarle Corporation. We are the only producer of high purity lithium metal in the Western Hemisphere and enjoy competitive advantages from our vertically integrated manufacturing approach and low production costs. Our primary competitors within the lithium metal product category include Jiangxi Ganfeng Lithium and other Chinese producers.

Growth
According to Bloomberg New Energy Finance's May 2018 report, EV sales are expected to exceed 60.2 million units in 2040, representing a penetration rate of 55% of all vehicles sold. Automotive OEMs have announced plans to introduce longer-range EV models using higher energy density batteries, and are increasingly doing so by moving to high nickel content cathode materials. This shift will increasingly require battery-grade lithium hydroxide in the production of cathode materials.
As an existing, proven global producer of battery-grade lithium hydroxide, we are well positioned to benefit from this expected increase in lithium demand from EV growth. As one of the pioneers in the lithium industry, we have relationships throughout the lithium-ion battery value chain. Across the battery value chain, product performance requirements have continued to evolve since the first lithium-ion batteries were introduced in the early 1990s. We have developed our application and materials knowledge by working with our customers over time to produce performance lithium compounds which meet evolving customer needs.
In February 2018, we announced an intention to expand annual lithium hydroxide production capacity to approximately 55 kMT by the end of 2025.
Our growth efforts focus on developing environmentally compatible and sustainable lithium products. We are committed to providing unique, differentiated products to our customers by acquiring and further developing technologies as well as investing in innovation to extend product life cycles. Our external growth efforts include product acquisitions, in-licensing of chemistries and technologies and alliances that bolster our market access, complement our existing product portfolio or provide entry into adjacent spaces. We have entered into a range of collaboration agreements with other companies that provide access to new technologies and products which we can subsequently commercialize.

__________________________

(1)	Includes capital expenditures and other investing activities. See our consolidated and combined statements of cash flows in Part II, Item 8 of this Form 10-K for further details.

Raw Materials
Lithium
Our primary raw material is lithium, and we obtain the substantial majority of our lithium from our operations in Argentina. We extract lithium through solar evaporation and a proprietary process from naturally occurring lithium-rich brines located in the Andes Mountains of Argentina, which are believed to be one of the world’s most significant and lowest cost sources of lithium. We process the brine into lithium carbonate at our co-located manufacturing facility in Fenix, Argentina and into lithium chloride at our nearby manufacturing facility in Güemes, Argentina.
For the years ended December 31, 2018 and 2017, our Argentine operations extracted and processed approximately 17 kMT and 15 kMT of lithium carbonate, respectively, and approximately 5 kMT of lithium chloride for each of the years ended December 31, 2018 and 2017.
In 2018 and 2017, we expanded production of lithium carbonate at these facilities through debottlenecking projects as well as announced plans to more than triple lithium carbonate production at this site to at least 60 kMT per year by the end of 2025. We also purchase a minority portion of our lithium carbonate raw materials from other suppliers.

In October 2016, we entered into a long-term supply agreement (the “Agreement”) with Nemaska Lithium Shawinigan Transformation Inc. (“Nemaska”), a subsidiary of Nemaska Lithium Inc. based in Quebec, Canada. Pursuant to the Agreement, Nemaska is to provide lithium carbonate to us from an electrochemical plant that is under construction. Since completion of the project financing had significantly delayed the construction of its electrochemical plant, Nemaska had reported that it was not in position to start delivering lithium carbonate according to the schedule in the Agreement.
To enforce our right to supply under the Agreement, in July 2018, we filed for arbitration before the International Chamber of Commerce (in accordance with the Agreement’s terms). In an attempt to resolve the dispute, the parties actively negotiated a revised schedule as well as arrangements to see that (in spec) lithium carbonate be nonetheless supplied to us from alternative sources under the responsibility of Nemaska, with a view to providing us with product while minimizing Nemaska’s exposure until its electrochemical plant is in operation.
On September 25, 2018, the parties agreed to suspend the arbitration process under the expectation that the parties would agree on arrangements regarding alternative supply sources and an amended and restated supply agreement to reflect such alternative arrangements. On February 15, 2019, we received written notice from Nemaska that it was terminating the Agreement. Livent disagrees that Nemaska has the right to terminate the Agreement. Since we received Nemaska’s termination notice, we have resumed our previously suspended arbitration and intend to vigorously pursue our claims. However, there can be no assurance that we will prevail in arbitration.
Salar del Hombre Muerto
We conduct our Argentine operations through Minera del Altiplano SA ("MdA"), our local operating subsidiary. We extract lithium from naturally occurring lithium-rich brines in Salar del Hombre Muerto, an area covering approximately 600 square kilometers in a region of the Andes Mountains of northwest Argentina known as the “lithium triangle.” This area of the Central Andes is within an arid plateau with numerous volcanic peaks and salt flats known as “salars” and is the principal lithium-bearing region of South America.
Salar del Hombre Muerto consists of evaporite deposits formed within an isolated basin depression. Fault-bounded bedrock hills occur within and along the margins of the salar basin, subdividing the Salar del Hombre Muerto into two separate sub-basins (eastern and western), each with different evaporite sediment compositions. The eastern sub-basin is dominated by borate evaporites, whereas the western sub-basin is relatively free of clastic sediment (such as sand, silts and clays) and is dominated by halite (sodium chloride) evaporite deposits.
We performed initial geological investigations of the Salar del Hombre Muerto in the early 1990s, prior to development of our lithium production facilities. We commenced commercial extraction operations in Salar del Hombre Muerto in 1998. Lithium extract is processed into lithium carbonate at our co-located manufacturing facility in Fenix, Argentina and into lithium chloride at our nearby manufacturing facility in Güemes, Argentina. These facilities were opened in conjunction with the commencement of our extraction operations and are in good working condition. MdA owns these facilities. We use natural gas and diesel to generate electricity, which is the principal source of power at our facilities. From time to time, we experience interruptions in the supply of electricity, but we do not believe these interruptions materially impact our operations.
Brine containing approximately 600 parts per million ("ppm") lithium is pumped from saltwater aquifers using extraction wells. The brine is then diverted to an evaporation pond system. We have also developed a proprietary lithium concentration and purification process for brine operations that significantly reduces the time from pumping brine from the Salar to processing it into lithium carbonate or lithium chloride. This reduction in processing time compares favorably to a conventional solar evaporation process, while effectively removing impurities and providing increased process control. During evaporation, other minerals, such as sodium, potassium and magnesium, which are typically contained in brine, are concentrated and removed through processing. The resulting lithium chloride brine from the terminal pond of the system is then routed to our processing plants.
We access our extraction sites and nearby manufacturing facilities by local roadway, which is a suitable transportation alternative. We transport the brine extract from our Fenix facility by truck to our Güemes facility for processing. We then transport the processed lithium carbonate and lithium chloride by truck to ports in Argentina and Chile, where it is shipped by vessel to our manufacturing facilities and customers.
Mineral concession rights
MdA holds title to mineral concession rights for its extraction activities in Salar del Hombre Muerto. These mineral concession rights cover an area of approximately 327 square kilometers and are granted to MdA pursuant to the Argentine Mining Code. See subsection “Argentine Law and Regulation” to this Item 1 for more information. Pursuant to the Argentine Mining Code, MdA’s mineral concession rights are valid until the deposit is depleted of all minerals. The concession rights may be rescinded if we fail to pay fees or do not actively extract minerals for a period lasting more than four years.
In 1991, MdA entered into an ongoing agreement, for so long a time as our mineral concession is valid, with the Argentine federal government and the Catamarca province in connection with the development of the Salar del Hombre Muerto exploration site. Following legislative and constitutional reforms in 1993 and 1994, the Argentine federal government assigned all of its rights and obligations under the agreement to the Catamarca province. The agreement governs limited matters relating to our production activities and grants to the Catamarca province an immaterial minority ownership stake in MdA, which enables the province to receive certain dividends and to appoint two of MdA’s ten member Board of Directors and one of MdA’s three member audit committee. The term of the agreement expires when MdA ceases to extract and produce lithium compounds from Salar del Hombre Muerto.
MdA is required to pay the Catamarca province an immaterial semi-annual “canon” fee pursuant to the Argentine Mining Code and royalties equal to 3% of the pithead value of the minerals extracted by MdA pursuant to the Argentine Mining Investment Law and Catamarca provincial law. Total payments to the Catamarca province equaled $5.3 million, $3.3 million and $2.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. Under an amendment to its long term agreement with Catamarca entered into on January 25, 2018, and contingent upon the receipt of certain required permits, MdA will instead pay the Catamarca province a monthly contribution and royalty payment. Together, the contribution and royalty amount will equal 2% of sales of products in a given month measured at the higher of MdA’s average invoice price or an average international price for similar products, net of tax. Royalty payments to the province are netted to give effect to any dividends it receives as a result of its ownership stake in MdA. Total payments to the Catamarca province, including water trust and CSR payments, would have been approximately $9.2 million, $6.5 million and $4.6 million for the years ended December 31, 2018, 2017 and 2016 had the amendment described above been in effect for all twelve months for such years.
A portion of the territory governed by our concession rights is subject to a longstanding border dispute between Catamarca and the adjacent Salta province. The border dispute has not impacted our operations for the 21 years we have been operating in Argentina and we do not expect that it will impact our operations going forward. We estimate the total area in dispute represents approximately 7.6% of our concession (approximately 25 square kilometers). We do not view this as material, especially considering that the area in question is largely at the fringe of the salar, where the deposits are not as thick and the grade of lithium concentration is much lower.
Although to date the Salta province has not commenced any judicial actions against us, the Salta province claims that it is entitled to royalties from us for the minerals extracted within the small portion of our concession that falls within the disputed territory, although under Argentine law we cannot be charged duplicate royalties for the same minerals. In addition, the Salta province has granted and may grant mineral concessions in the disputed territory to other parties, although to date Catamarca authorities have not permitted any others to extract lithium from within the boundaries of our concession.
Water
Our Argentine operations require fresh water. We have water rights for the supply of fresh water from the Trapiche aquifer, from which water is pumped through a battery of wells to our facilities. Our water use is managed in a sustainable and environmentally sensitive manner, and we and the Catamarca province regularly monitor the water and salinity levels of the aquifer. We have only once had to temporarily suspend water extraction, which was due to a dispute with the Catamarca province, and our access to our water source was quickly restored. We also regularly evaluate supplemental supplies of fresh water. The grant of water concessions and other water rights is subject to local governmental approvals, the timing and availability of which are uncertain and may be subject to delay or denial.
In October 2015, MdA entered into a trust agreement with the Catamarca province that was amended in 2018. Under the amended trust agreement, MdA is obligated to pay an amount equal to 1.2% of its annual sales determined in a manner consistent with the contribution and royalty payments described above in the "Mineral Concession Rights" subsection to this Item 1, which payment obligations are fully reflected in our financial statements, in lieu of any water use fees.
Energy
Our Argentine operations rely on a steady source of energy. In 2015, we completed construction of a 135 kilometer natural gas pipeline from Pocitos, within the Salta province, to our Fenix facilities at Salar del Hombre Muerto, which eliminated our reliance on natural gas shipments by truck. This pipeline is governed by various agreements between MdA and Recursos Energeticos y Mineros Salta, S.A., or REMSA, a local natural gas sub-distributor, including a subdistribution agreement providing for contracted capacity through 2027. We are in discussions to increase our contracted capacity in advance of our needs for all phases of our expansion plans and may need to invest in additional infrastructure to support this expansion. REMSA has no obligation to provide us the additional capacity on a timely basis or at all. If we cannot obtain such additional capacity, we would need to secure alternative arrangements to meet the increased energy needs of the planned expansion and such alternative arrangements may be less cost effective.
MdA also has a natural gas supply contract with Pluspetrol providing for the supply of natural gas for our Fenix manufacturing facility. This supply agreement expires in April 2019 and is typically renewed on an annual basis. We also have a purchase agreement with YPF SA for the supply of diesel fuel and gasoline to our Fenix and Güemes manufacturing facilities, pursuant to which we submit monthly purchase orders.

Other raw materials
We purchase raw materials and chemical intermediates for use in our production processes, including materials for use in our production of the proprietary absorbent used to selectively extract lithium from our brine in Argentina, soda ash, or sodium carbonate, for use in our production of lithium carbonate, and lithium metal for our production of butyllithium. In 2018 and 2017, costs of major raw materials represented 9% and 11% of our total revenues, respectively. Major raw materials include soda ash, solvents, butyl chloride, hydrochloric acid, quicklime and caustic soda. We generally satisfy our requirements through spot purchases and medium- or long-term contractual relationships. In general, where we have limited sources of raw materials, we have developed contingency plans to minimize the effect of any interruption or reduction in supply, such as sourcing from other suppliers or maintaining safety stocks.
Temporary shortages of raw materials may occasionally occur and cause temporary price increases. For example, we have had past regional interruptions in raw material supply, notably in China. In recent years, these shortages have not resulted in any material unavailability of raw materials. However, the continuing availability and price of raw materials are affected by many factors, including domestic and world market and political conditions, as well as the direct or indirect effect of governmental regulations. During periods of high demand, our raw materials are subject to significant price fluctuations, and such fluctuations may have an adverse impact on our results of operations. The impact of any future raw material shortages on our business as a whole or in specific geographic regions, including China, or in specific business lines cannot be accurately predicted.
Seasonality
Our operations in Argentina are seasonally impacted by weather, including varying evaporation rates and amounts of rainfall during different seasons. These changes impact the concentration in large evaporation ponds and can have an impact on the downstream processes to produce lithium carbonate and lithium chloride. Our operations team continuously measures pond concentrations and models how they will change based on operating decisions. Our processes use proprietary and traditional technologies to minimize the variation of concentrations at the inlet to our plants. In 2018, there were no unexpected impacts from these seasonal factors.
Argentine Law and Regulation
We are subject to various regulatory requirements in Argentina under the Argentine Mining Code, the Argentine Mining Investment Law and certain federal and provincial regulations, including with respect to environmental compliance. In addition, the relationship between us, MdA and the Catamarca provincial government is regulated through a contractual framework.
The Argentine Mining Code, which sets forth the rights and obligations of both mining companies and their workers, is the principal regulatory framework under which we conduct our operations in Argentina. Under Section 7 of the Argentine Mining Code, minerals derived from Argentine land belong to the provinces or the federal state, depending on where they are found. However, the provinces themselves are not permitted to exploit or extract such resources. Instead, the provinces regulate and administer the granting of mining rights to third parties.
The Argentine Mining Code establishes two basic means of granting title to mining property: the exploration permit and the mining concession, both of which convey valid mining title in Argentina. Any entity or individual person may apply for either type of permit, and there are no separate restrictions imposed on foreign legal entities or individuals to apply for mining property in Argentina.
Exploration permits grant their holders the right to freely explore for minerals within the boundaries of the territory covered by that permit as well as to request the mining concession for any discoveries within the covered territory. Exploration permits are valid for a finite period of time, which varies in accordance with the size of the areas covered by the permit. After an exploration permit has been issued, and new minerals have been discovered in the area covered by the exploration permit, its recipient may commence the procedures of obtaining a mining concession for the covered territory. Mining concessions may be also be obtained without the applicant first holding an exploration permit, provided that the covered area is free of other concession claims.
Once a mining concession is granted, the recipient owns all in-place mineral deposits within the boundaries of the territory covered by the concession. Mining concessions are freely tradable by the title holder and can be sold, leased or otherwise transferred to third parties. Two requirements must be met to keep a mining concession in good standing: (i) the concession holder must make regular payments of a semi-annual fee known as a canon; and (ii) the concession holder must file and perform an initial five year expenditure plan. In addition, prior to commencing mining activities, the concession holder must submit environmental impact studies, which must be renewed at least every two years, for approval by the relevant environmental authorities.
In addition to the Argentine Mining Code, we are also subject to the Argentine Mining Investment Law. The Argentine Mining Investment Law offers specific financial incentives to mining investors, including a 30 year term fiscal stability of national, provincial and municipal tax rates; a deduction from income tax for prospecting, exploration and feasibility study expenditures; a refund of Value Added Tax fiscal credits resulting from exploration works; accelerated depreciation of fixed assets; duty free importation of fixed assets to be used in the mining production process; and a 3% cap on royalties payable out of production to the province where the deposit is located.

Of note, our fiscal stability rights under the Argentine Mining Investment Law have been challenged by the imposition of certain export taxes on our lithium chloride and carbonate exports that did not exist at the time we obtained our 30 year term fiscal stability certificate. Under such certificate, we are entitled to reimbursement or setoff (against other federal taxes) of any amount paid in excess of the total federal taxable burden applicable to us under such certificate. Although we are litigating to exercise our fiscal stability rights with respect to the imposition of certain of such export taxes, there can be no assurance that we will seek, or be able to obtain, reimbursement or setoff.
Environmental Laws and Regulations
We are subject to and incur capital and operating costs to comply with, numerous foreign, U.S. federal, state and local environmental, health and safety laws and regulations, including those governing employee health and safety, the composition of our products, the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the usage and availability of water, the cleanup of contaminated properties and the reclamation of our mines, brine extraction operations and certain other assets at the end of their useful life.
Our business and our customers are subject to significant requirements under the European Community Regulation for the Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”). REACH imposes obligations on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Additionally, substances of high concern, as defined under REACH, are subject to an authorization process. Authorization may result in restrictions in the use of products by application or even in banning of the product. REACH regulations impose significant additional responsibilities and costs on chemical producers, importers, downstream users of chemical substances and preparations, and the entire supply chain. Our manufacturing presence and sales activities in the European Union may result in increases in the costs of raw materials we purchase and the products we sell. Increases in the costs of our products could result in a decrease in their overall demand; additionally, customers may seek products that are not regulated by REACH, which could also result in a decrease in the demand of certain products subject to the REACH regulations.
In June 2016, modifications to the Toxic Substances Control Act in the U.S. were signed into law, requiring chemicals to be assessed against a risk-based safety standard and for the elimination of unreasonable risks identified during risk evaluation. Other pending initiatives potentially will require toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. These initiatives include the Voluntary Children’s Chemical Evaluation Program, and High Production Volume Chemical Initiative in the U.S., as well as new initiatives in Asia and other regions. These assessments may result in heightened concerns about the chemicals involved and additional requirements being placed on the production, handling, labeling or use of the subject chemicals. Such concerns and additional requirements could also increase the cost incurred by our customers to use our chemical products and otherwise limit the use of these products, which could lead to a decrease in demand for these products.
Liabilities associated with the investigation and cleanup of hazardous substances and wastes, as well as personal injury, property damages or natural resource damages arising from the release of, or exposure to, such hazardous substances and wastes, may be imposed in many situations without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally. Such liabilities may be imposed on entities that formerly owned or operated the property affected by the hazardous substances and wastes, entities that arranged for the disposal of the hazardous substances and wastes at the affected property, and entities that currently own or operate such property. Our Bessemer City, North Carolina facility is currently undergoing investigation and remediation of contamination pursuant to a Resource Conservation and Recovery Act Part B corrective action permit. In addition, we currently have, and may in the future incur, liability as a potentially responsible party with respect to third party locations under CERCLA or state and foreign equivalents, including potential joint and several liability requiring us to pay in excess of our pro rata share of remediation costs.
We use and generate hazardous substances and wastes in our operations and may become subject to claims and substantial liability for personal injury, property damage, wrongful death, loss of production, pollution and other environmental damages relating to the release of such substances into the environment. In addition, some of our current properties are, or have been, used for industrial purposes, which could contain currently unknown contamination that could expose us to governmental requirements or claims relating to environmental remediation, personal injury and/or property damage. Depending on the frequency and severity of such incidents, it is possible that the Company’s revenues, operating costs, insurability and relationships with customers, employees and regulators could be impaired.
We record accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and orders of regulatory agencies, as well as claims for damages to property and the environment or injuries to employees and other persons resulting from our current or past operations, could result in substantial costs and liabilities in the future.

A discussion of environmental related factors and related reserves can be found in Note 8 “Environmental Obligations” in the notes to our consolidated financial statements included in this Form 10-K.
Employees
As of December 31, 2018, we employed approximately 800 people, with approximately 300 people in our domestic operations and 500 people in our foreign operations. We believe we have a good relationship with our employees.
Approximately 183 of our Argentine employees are represented by collective bargaining agreements. To date, we have not faced any material work stoppages. We cannot predict, however, the outcome of future contract negotiations or the effect any future work stoppage may have on our results of operations. We also utilize approximately 60 independent contractors in our facility in Patancheru, India pursuant to a manufacturing services agreement that expires in 2022.

ITEM 1A.	RISK FACTORS
Among the factors that could have an impact on our ability to achieve operating results and meet our other goals are:
Growth Strategy and Market Risks:
Our growth depends upon the continued growth in demand for electric vehicles.
We are one of a few producers of performance lithium compounds that are a critical input in current and next generation high energy density batteries used in electric vehicle applications. Our growth is dependent upon the continued adoption by consumers of electric vehicles. If the market for electric vehicles does not develop as we expect, or develops more slowly than we expect, our business, prospects, financial condition and results of operations will be affected. The market for electric vehicles is relatively new, rapidly evolving, and could be affected by numerous external factors, such as:

•	government regulations;

•	tax and economic incentives;

•	rates of consumer adoption, which is driven in part by perceptions about electric vehicle features (including range per charge), quality, safety, performance and cost;

•	competition, including from other types of alternative fuel vehicles, plug-in hybrid electric vehicles, and high fuel-economy internal combustion engine vehicles; and

•	volatility in the cost of oil and gasoline.
Adverse conditions in the economy and volatility and disruption of financial markets can negatively impact our customers, and downturns in our customers’ end-markets could adversely affect our sales and profitability.
We produce performance lithium compounds for application in a diverse range of end-products, including electric vehicle batteries and for a wide variety of industrial, pharmaceutical, aerospace, electronic and polymer applications. Deterioration in the global economy or in the specific industries in which our customers compete could adversely affect the demand for our customers’ products, which, in turn, could negatively affect our sales and profitability. Many of our customers’ end-markets are cyclical in nature or are subject to secular downturns. Historically, cyclical or secular end-market downturns have resulted in diminished demand for our performance lithium compounds and have caused a decline in average selling prices, and we may experience similar problems in the future.
Our research and development efforts may not succeed, and our competitors may develop more effective or successful products.
The industries and the end markets into which we sell our products experience regular technological change and product improvement. Our ability to compete successfully depends in part upon our ability to maintain a superior technological capability and to continue to identify, develop and commercialize new and innovative performance lithium compounds for use in our customers’ products in the electric vehicle, aerospace and other sectors. There is no assurance that our research and development efforts will be successful or that any newly developed products will pass our customers’ qualification processes or achieve market-wide acceptance. If we fail to keep pace with evolving technological innovations in our customers’ end markets, our business, financial condition and results of operations could be adversely affected. In addition, existing or potential competitors may develop products which are similar or superior to our products or are more competitively priced. If our product launching efforts are unsuccessful, our financial condition and results of operations may be adversely affected.

Lithium prices can be volatile, especially due to changes in supply.
The prices of lithium have been, and may continue to be, volatile. We seek to manage volatility through the sale of performance lithium compounds and by entering into long term contracts with our customers; however, such efforts may not be successful. We expect that prices for the performance lithium compounds we manufacture will continue to be influenced by various factors, including worldwide supply and demand as well as the business strategies of major producers. Some of the major producers (including us) have increased production, which affects overall global supply. In addition, certain market analysts predict a significant increase in global lithium capacity over the next seven years, although there is a high degree of uncertainty about the status of new lithium production capacity expansion projects being developed by current and potential competitors. Declines in lithium prices could have a material adverse effect on our business, financial condition and results of operations.
We face competition in our business.
We compete globally against a number of other lithium producers. Competition is based on several key criteria, including technological capabilities, service, product performance and quality, and price. Some of our competitors are larger than we are and may have greater financial resources. These competitors may also be able to maintain greater operating and financial flexibility. If we fail to compete effectively, we may be unable to retain or expand our market share, which could have a material adverse effect on our business, results of operations and financial condition.
Our operating results are subject to substantial quarterly and annual fluctuations.
Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

•changes in our product mix or customer mix and their effect on our gross margin;

•the timing of receipt, reduction or cancellation of significant product orders by customers;

•the timing, duration and pricing terms of new customer contracts and renewals;

•	our ability to adapt to changes in technology trends affecting the lithium industry, including new manufacturing processes;

•fluctuations in currency exchange and interest rates;

•the effects of competitive pricing pressures, including decreases in average selling prices of our products.
In addition, a significant amount of our operating expenses are relatively fixed in nature due to our significant sales, research and development, and internal manufacturing overhead costs. As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful or a reliable indicator of our future performance. If our operating results in one or more future quarters fail to meet the expectations of securities analysts or investors, a significant decline in the trading price of our common stock may occur, which may happen immediately or over time.
Our production expansion efforts are complex projects that will require significant capital expenditures and are subject to significant risks and uncertainties.
In order to meet growing and forecasted demands for our performance lithium compounds, particularly lithium hydroxide, we have commenced and plan to continue substantial capital projects, including a planned expansion of production of lithium hydroxide to approximately 55 kMT by the end of 2025, and of lithium carbonate to at least 60 kMT by the end of 2025. These projects are complex undertakings, and there can be no assurance that we will be able to complete these projects within our projected budget and schedule or that we will be able to achieve the anticipated benefits from them. Unforeseen technical or construction difficulties could increase the cost of these projects, delay the projects or render them infeasible. Any significant delay in the completion of the project or increased costs could have an adverse effect on our business, financial condition and results of operations.
We may make future acquisitions which may be difficult to integrate, divert management and financial resources and result in unanticipated costs.
As part of our continuing business strategy, we may make acquisitions of, or investments in, companies or technologies that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities. We do not have specific timetables for these plans and we cannot be certain that we will be able to identify suitable acquisition or investment candidates for sale at reasonable prices.

Future acquisitions could pose numerous risks to our operations, including difficulty integrating the acquired operations, products, technologies or personnel; substantial unanticipated integration costs; diversion of significant management attention and financial resources from our existing operations; a failure to realize the potential cost savings or other financial benefits and/or the strategic benefits of the acquisitions; and the incurrence of liabilities from the acquired businesses for environmental matters, infringement of intellectual property rights or other claims, and we may not be successful in seeking indemnification for such liabilities or claims. These and other risks relating to acquiring, integrating and operating acquired assets or companies could cause us not to realize the anticipated benefits from such activity and could have a material adverse effect on our business, financial condition and results of operations.
The development and adoption of new battery technologies that rely on inputs other than lithium compounds could significantly impact our prospects and future revenues.
Current and next generation high energy density batteries for use in electric vehicles rely on lithium compounds as a critical input. The development and adoption of new battery technologies that rely on inputs other than lithium compounds could significantly impact our prospects and future revenues. Many materials and technologies are being researched and developed with the goal of making batteries lighter, more efficient, faster charging and less expensive, and some of these could be less reliant on lithium compounds. We cannot predict which new technologies may ultimately prove to be commercially viable and on what time horizon. Commercialized battery technologies that use less lithium compounds could materially and adversely impact our prospects and future revenues.
We may have difficulty accessing global credit markets.
We expect to rely on cash generated from operations and external financing to fund our growth and ongoing capital needs. The expansion of our business or other business opportunities may require significant amounts of working capital. While we believe that our cash from operations and available borrowings under our revolving credit facility will be sufficient to meet these needs in the foreseeable future, if we need additional external financing, our access to credit markets and the pricing of our capital will be dependent upon maintaining sufficiently strong credit metrics and the state of the capital markets generally. There can be no assurances that we would be able to obtain equity or debt financing on terms we deem acceptable, and it is possible that the cost of any financings could increase significantly, thereby increasing our expenses and decreasing our net income. If we are unable to generate sufficient cash flow or raise adequate external financing, including as a result of significant disruptions in the global credit markets, we could be forced to restrict our operations and growth opportunities, which could adversely affect our operating results.
Operational Risks:
We have substantial international operations and sales, and the risks of doing business in foreign countries could adversely affect our business, financial condition and results of operations.
We conduct a substantial portion of our business outside the United States. For the years ended December 31, 2018 and December 31, 2017, approximately 81% and 77% of our revenues, respectively, were derived from sales outside of the United States. In addition, for the years ended December 31, 2018 and December 31, 2017, approximately 38% and 44% of our revenues, respectively, were denominated in a currency other than the U.S. Dollar (primarily the Chinese yuan and Euro) and approximately 26% and 28% of our costs, respectively, were denominated in a currency other than the U.S. Dollar (primarily the Argentine peso, Chinese yuan and British pound). Accordingly, our business is subject to risks related to foreign exchange as well as risks related to the differing legal, political, social and regulatory requirements and economic conditions of the many jurisdictions where we conduct business.
Changes in exchange rates between foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange losses. Our results of operations may be adversely affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks. Foreign currency debt and foreign exchange forward contracts are used in countries where we do business, thereby reducing our net asset exposure. Foreign exchange forward contracts are also used to hedge firm and highly anticipated foreign currency cash flows. The Argentine peso has recently declined significantly in value, and we currently do not hedge foreign currency risks associated with the Argentine peso due to the limited availability and high cost of suitable derivative instruments.
In addition, it may be more difficult for us to enforce agreements or collect receivables through foreign legal systems. There is a risk that foreign governments may nationalize private enterprises in certain countries where we operate. In certain countries or regions, terrorist activities and the response to such activities may threaten our operations more than in the United States. Social and cultural norms in certain countries may not support compliance with our corporate policies including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where we operate are a risk to our financial performance and future growth. Our sales depend on international trade and moves to impose tariffs and other trade barriers, as is happening in various countries including the United States, could negatively affect our sales and have a material adverse effect on our business, financial condition and results of operations.

We and our subsidiaries are also subject to rules and regulations related to anti-bribery, anti-corruption (such as the Foreign Corrupt Practices Act), anti-money laundering, trade sanctions and export controls. Compliance with such laws may be costly and violations of such laws may carry substantial penalties.
As we continue to operate our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to our international operations will not have an adverse effect on our business, financial condition or results of operations.
In particular, one of our key manufacturing facilities is located in the United Kingdom. Following a referendum in June 2016 in which a majority of voters in the United Kingdom approved an exit from the European Union, the United Kingdom initiated the formal process to leave the European Union (often referred to as “Brexit”), with the expected result that the United Kingdom would leave the European Union on March 29, 2019 unless the United Kingdom and the remaining European Union member states were to otherwise agree. The British government and the European Union negotiated a withdrawal agreement which the European Union approved, however the British parliament recently rejected the agreement. Failure to obtain both European Union and British parliamentary approval of a negotiated withdrawal agreement would mean that the United Kingdom would leave the European Union on March 29, 2019, probably with no agreement (a so-called “hard Brexit”).  At this stage, it is unclear how Brexit, especially in the case of a hard Brexit, will affect economic conditions in the United Kingdom, the European Union, or globally. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the euro. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, as the United Kingdom determines which European Union laws to replace or replicate. While we actively monitor for developments and update our contingency plans, any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, financial condition or results of operations.
Our lithium extraction and production operations in Argentina expose us to specific political, financial and operational risks.
We obtain the substantial majority of our lithium from our operations in Argentina. Our operations in Argentina expose us to the following risks, and the occurrence of any of these risks could have a material adverse effect on our business, financial condition or results of operations:

•
Political and financial risks that are typical of developing countries. Such risks include: high rates of inflation; risk of expropriation and nationalization or changes in or nullification of concession rights; changes in taxation policies; restrictions on foreign exchange and repatriation; labor unrest; and changing political norms, currency controls and governmental regulations that favor or require us to award contracts in, employ citizens of, or purchase supplies from, Argentina. In particular, changes in mining or investment policies or shifts in political attitude in Argentina concerning mining may adversely affect our operations or profitability. There can be no assurance that future governments of Argentina will not impose greater state control of lithium resources, or take other actions that are adverse to us. Argentina has recently faced significant currency devaluation, high inflation and interest rates and labor unrest, and has recently reached an agreement with the International Monetary Fund (the “IMF”) for a $56.3 billion line of credit, pursuant to which Argentina must make further reforms to its economy. Recently, the Argentine federal government imposed a tax on the export of certain products, including lithium, as part of a package of austerity measures it has implemented to help speed the receipt of financial support from the IMF. The tax applies immediately to our Argentine exports at a rate of 12%, with a cap of 3 Argentine pesos per US dollar. This new tax is not expected to have a material impact on our results of operations or financial condition. Under the tax stability certificate we have with the Argentine federal government, we are entitled to reimbursement or setoff (against other federal taxes) of any amount paid in excess of the total federal taxable burden applicable to us under such certificate. However, there can be no assurance that we will seek, or be able to obtain, such reimbursement.

•
Operational risks stemming from our dependence upon mining concessions granted to us under the Argentine Mining Code. We hold title to these mining concessions in perpetuity until the deposit is exhausted of all minerals, provided that we pay annual mining fees and keep the mining concessions active in accordance with the Argentine Mining Code. Failure to pay the annual fees or to keep the mining concessions active may result in revocation of our mining concessions. In addition, Argentinian federal and provincial mining authorities retain broad discretion in the enforcement of mining and environmental regulations, including through imposition of fines or suspension of mining extraction or related water rights.

•
Risks associated with the loss or depletion of our mineral deposit. Our primary source for lithium is our current brine site at Salar del Hombre Muerto. In order to maintain our production capabilities, we will need to replace or supplement our lithium resources there in the event our access is disrupted or lost, whether due to a natural disaster, depletion or otherwise. Although we seek to reduce dependence on this primary source of supply for lithium, there is no assurance we will be able to do so in a timely manner or on commercially favorable terms. In addition, due to the current trend of growth in the lithium industry, there is no assurance that we will be able to discover or acquire new and valuable lithium resources, or that the actual production results will match the expected results.

•
Risks of certain natural disasters. Our lithium brines and related production facilities are located in a seismically active region in northwest Argentina. A major earthquake could have adverse consequences for our operations and for general infrastructure, such as roads, rail, and access to goods in Argentina.

•
Risks associated with water rights and our access to water. Access to fresh water is essential to our production operations in Argentina; we hold water use rights granted to us by provincial Argentine authorities and will need to secure additional water rights for our planned production expansion. See “Business-Raw Materials-Water.” Our operations take place in a dry, mountainous region that has limited access to fresh water, and the governmental authority may seek to suspend or alter our rights or the applicable water rights code may change, each of which may limit our access to fresh water. In addition, our access to water may be impacted by changes in geology, climate change (including the potential effects of climate change such as drought, changes in precipitation patterns, and severe weather events) or other natural factors, such as wells drying up or reductions in the amount of water available in the wells or sources from which we obtain water, that we cannot control. There can be no assurance that we will have access to sufficient quantities of water to support our production operations, either at current capacities or our planned production expansion, in the future.

Our operations are subject to hazards and other disruptions, which could adversely affect our reputation and results of operations.
We conduct large-scale lithium production operations in Argentina and own, operate and/or contract with large-scale manufacturing facilities in China, India, the United Kingdom and the United States. Our operating results will be dependent in part on the continued operation of the various production facilities and the ability to manufacture products on schedule. Interruptions at these facilities may materially reduce the productivity and profitability of a particular manufacturing facility, or our business as a whole, during and after the period of such operational difficulties. Our operations and those of our contract manufacturers are subject to hazards inherent in lithium production and manufacturing and the related storage and transportation of raw materials, products such as butyllithium, and wastes. These potential hazards include explosions, fires, severe weather and natural disasters, including earthquakes, mechanical failure, unscheduled downtimes, supplier disruptions, labor shortages or other labor difficulties (including widespread labor unrest in Argentina and Chile), information technology systems outages, disruption in our supply chain or manufacturing and distribution operations, transportation interruptions, chemical spills, discharges or releases of toxic or hazardous substances or gases, shipment of contaminated or off-specification product to customers, storage tank leaks, other environmental risks, or other sudden disruption in business operations beyond our control as a result of events such as acts of sabotage, terrorism or war, civil or political unrest, natural disasters, pandemic situations and large scale power outages. Some of these hazards may cause severe damage to or destruction of property and equipment or personal injury and loss of life and may result in suspension of operations or the shutdown of affected facilities, which could have a material adverse effect on our business, financial condition and results of operations.
We derive a substantial portion of our revenue from a limited number of customers, and the loss of, or a significant reduction in orders from, a large customer could have a material adverse effect on our business and operating results.
In any particular period, a substantial amount of our total revenue could come from a relatively small number of customers. For the years ended December 31, 2018 and December 31, 2017, one customer accounted for approximately 14% of our total revenue. For the years ended December 31, 2018 and December 31, 2017, our ten largest customers accounted in the aggregate for approximately 53% and 45% of our total revenue, respectively. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If we were to lose any material customer, such loss could have a material adverse effect on our business, financial condition and results of operations.
We may not satisfy customers’ or governments’ quality standards, and we could be subject to damages based on claims brought against us or lose customers as a result of the failure of our products to meet certain quality standards.
Since our products are derived from natural resources, they may contain impurities that may not meet certain customer or government quality standards. As a result, we may not be able to sell our products if we cannot meet such requirements. In addition, customers may impose stricter quality standards on our products or governments may enact stricter regulations for the distribution or use of our products. Failure to meet such standards could materially adversely affect our business, financial condition and results of operations if we are unable to sell our products in one or more markets or to important customers in such markets. In addition, our cost of production may increase to meet any newly imposed or enacted standards.
We warrant to our customers that our products conform to mutually agreed product specifications. If a product fails to meet warranted quality specifications, a customer could seek a replacement, the refund of the purchase price or damages for costs incurred as a result of the product failing to meet the specification. In addition, because many of our products are integrated into our customers’ products, such as in lithium-ion batteries in automobiles, we may be requested to participate in, or fund in whole or in part the costs of, a product recall conducted by a customer, even though we generally seek to limit our liability for such matters in contracts with our customers.
In addition, we utilize third parties to produce a portion of our lithium hydroxide using our proprietary process and to produce lithium metal. We endeavor to contract with third-party manufacturers that we believe are able to meet our delivery schedule and other requirements. Nevertheless, we may not be able to monitor the performance of these third parties as directly and efficiently as we do our own production facilities. As a result, we are exposed to the risk that our third-party providers may fail to perform their contractual obligations, which may in turn adversely affect our business, financial condition and results of operations.
As with all quality control systems, any failure or deterioration of our quality control systems could result in defects in our projects or products, which in turn may subject us to contractual, product liability and other claims. Any such claims, regardless of whether they are ultimately successful, could cause us to incur significant costs, harm our business reputation and result in significant disruption to our operations. Furthermore, if any such claims were ultimately successful, we could be required to pay substantial monetary damages or penalties, which could have a material adverse effect on our reputation, business, financial condition and results of operations.
Fluctuations in the price of energy and certain raw materials, and our inability to obtain raw materials and products under contract sourcing arrangements, could have an adverse effect on the margins of our products, our business, financial condition and our results of operations.
The long-term profitability of our operations will be, in part, related to our ability to continue to economically and reliably obtain resources, including energy, raw materials, and finished products. Our raw material and energy costs can be volatile and may increase significantly. We enter into long-term contracts for most of our products and these contracts are often at fixed prices or otherwise do not permit us to pass on increased costs in sale prices immediately or at all. To the extent we are unable to obtain such resources or to pass on increases in the prices of energy and raw materials to our customers, our financial condition and results of operations could be materially adversely affected. In addition, we source a significant portion of our intermediate and finished products through contract manufacturing arrangements. An inability to obtain these products or execute under these arrangements would adversely impact our ability to sell products and could have an adverse effect on our business, financial condition and results of operations.
Our success depends upon our ability to attract and retain key employees and the identification and development of talent to succeed senior management.
Our success depends on our ability to attract and retain key personnel, and we rely heavily on our senior management team. The inability to recruit and retain key personnel, including personnel with technical skills, or the unexpected loss of such personnel may adversely affect our operations. In addition, because of our reliance on our senior management team, our future success depends, in part, on our ability to identify and develop or recruit talent to succeed our senior management and other key positions throughout the organization. If we fail to identify and develop or recruit successors, we are at risk of being harmed by the departures of these key employees.
Some of our employees are unionized or are employed subject to local laws that are less favorable to employers than the laws of the United States.
As of December 31, 2018, we had approximately 800 employees. A large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Argentina, approximately 183, are represented by a union that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. In prior years, we have had to negotiate wage increases for our employees with the union because of inflation in Argentina and will be expected to do so in the future, which is typical for all companies with unions in Argentina. Although we believe that we have a good working relationship with our employees, a strike, work stoppage, slowdown or significant dispute with our employees could result in a significant disruption of our operations or higher ongoing labor costs.

Our business and operations could suffer in the event of cybersecurity breaches or disruptions to our information technology environment.
As with all enterprise information systems, our information technology systems could be penetrated by outside parties intent on extracting information, corrupting information, or disrupting business processes. Our systems, which contain critical information about our business (including intellectual property and confidential information of our customers, vendors and employees), have in the past been, and likely will in the future be, subject to unauthorized access attempts. Unauthorized access could disrupt our business operations and could result in failures or interruptions in our computer systems and in the loss of assets (including our intellectual property and confidential business information), which could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise have a material adverse effect on our business, financial condition or results of operations. In addition, breaches of our security measures or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential information about the company, our employees, our vendors, or our customers, could result in litigation, violations of various data privacy regulations in some jurisdictions, and also potentially result in liability to us. This could damage our reputation, or otherwise harm our business, financial condition, or results of operations, and the devotion of additional resources to the security of our information technology systems in the future could significantly increase the cost of doing business.
Our inability to protect our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.
Protection of our proprietary processes, methods, formulations, and compounds, the incorporation of such formulations and compounds into various products and other technology is important to our business. Although our existing processes and products may not be protected or protectable by patents, we generally rely on the intellectual property laws of the United States and certain other countries in which our products are produced or sold, as well as licenses and nondisclosure and confidentiality agreements, to protect our intellectual property rights. Additionally, the patent, trade secret and trademark laws of some countries, or their enforcement, may not protect our intellectual property rights to the same extent as the laws of the United States. Failure to protect our intellectual property rights may result in the loss of valuable proprietary technologies. If patents are issued to us, those patents may not provide meaningful protection against competitors or against competitive technologies. We cannot assure you that our intellectual property rights will not be challenged, invalidated, circumvented or rendered unenforceable.
From time to time, we may license or otherwise obtain certain intellectual property rights from third parties and we endeavor to do so on terms favorable to us. However, we may not be able to license or otherwise obtain intellectual property rights on such terms or at all, which could have a material adverse effect on our ability to create a competitive advantage and create innovative solutions for our customers, which will adversely affect our net sales and our relationships with our customers.
With respect to unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets necessary to develop and maintain our competitive position, while we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, we cannot assure you that our confidentiality agreements will not be breached, that they will provide meaningful protection for our trade secrets and proprietary manufacturing expertise or that adequate remedies will be available in the event of an unauthorized use or disclosure of our trade secrets or manufacturing expertise. In addition, our trade secrets and know-how may be improperly obtained by other means, such as a breach of our information technology security systems or direct theft.
If we fail to successfully enforce our intellectual property rights, our competitive position could suffer. We may also be required to spend significant resources to monitor and police our intellectual property rights. Similarly, if we were to infringe on the intellectual property rights of others, our competitive position could suffer. Furthermore, other companies may duplicate or reverse engineer our technologies or design around our patents.
In some instances, litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products infringe their intellectual property rights. Any litigation or claims brought by or against us, whether with or without merit, could result in substantial costs to us and divert the attention of our management, which could harm our business and results of operations. In addition, any intellectual property litigation or claims against us could result in the loss or compromise of our intellectual property and proprietary rights, subject us to significant liabilities, require us to seek licenses on unfavorable terms, prevent us from manufacturing or selling certain products or require us to redesign certain products, any of which could harm our business and results of operations.
We have not established “proven” or “probable” reserves, as defined by the SEC under Industry Guide 7, through the completion of a feasibility study for the minerals that we produce.
We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of the minerals that we produce. Since we conduct operations without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not mineralized material can be economically obtained as originally planned and anticipated. In addition, we do not at present plan to conduct exploration activities or other activities to establish reserves. Because we do not have any proven or probable reserves, there can be no assurance that a commercially viable deposit exists to support production at existing levels or to expand our production capacity in the future, which could have a material adverse effect on our business, financial condition and results of operations.
Regulatory and Governmental Risks:
Our business and financial results may be adversely affected by various legal and regulatory proceedings.
We are involved from time to time in legal and regulatory proceedings, which may be material in the future. The outcome of proceedings, lawsuits and claims may differ from our expectations, leading us to change estimates of liabilities and related insurance receivables.
Legal and regulatory proceedings, whether with or without merit, and associated internal investigations, may be time-consuming and expensive to prosecute, defend or conduct, divert management’s attention and other resources, inhibit our ability to sell our products, result in adverse judgments for damages, injunctive relief, penalties and fines, and otherwise negatively affect our business.
We, our operations, facilities, products and raw materials are subject to environmental, health and safety laws and regulations, and costs to comply with, and liabilities related to, these laws and regulations could adversely affect our business.
We are subject to extensive federal, state, local, and foreign environmental and safety laws, regulations, directives, rules and ordinances concerning, among other things, employee health and safety, the composition of our products, the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the usage and availability of water, the cleanup of contaminated properties (including the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as CERCLA or Superfund, in the U.S., and similar foreign and state laws) and the reclamation of our brine extraction operations and certain other assets at the end of their useful life. In addition, our production facilities require numerous operating permits. Due to the nature of these requirements and changes in our operations, we may incur substantial capital and operating costs, which may have a material adverse effect on our results of operations.
We may also incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations, for violations arising under these laws and regulations or permit requirements. In addition, we may be required to either modify existing or obtain new permits to meet our capacity expansion plans. We may be unable to modify or obtain such permits or if we can, it may be costly to do so. Furthermore, environmental, health and safety laws and regulations are subject to change and have become increasingly stringent in recent years. Future environmental, health and safety laws and regulations could require us to alter our production processes, acquire pollution abatement or remediation equipment, modify our products or incur other expenses, which could harm our business and results of operations.
If we violate environmental, health and safety laws or regulations, in addition to being required to correct such violations, we can be held liable in administrative, civil or criminal proceedings for substantial fines and other sanctions could be imposed that could disrupt or limit our operations. Liabilities associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damages or natural resource damages arising from the release of, or exposure to, such hazardous substances, may be imposed without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally. Such liabilities may also be imposed on many different entities, including, for example, current and prior property owners or operators, as well as entities that arranged for the disposal of the hazardous substances.
We have in the past, and may in the future, be subject to claims by third parties or employees relating to exposure to hazardous materials and the associated liabilities may be material. We also have generated, and continue to generate, hazardous wastes at a number of our facilities, including our Bessemer City, North Carolina facility. Additional information may arise in the future concerning the nature or extent of our liability with respect to Bessemer City, North Carolina, and additional sites may be identified for which we are alleged to be liable, that could cause us to materially increase our environmental accrual or the upper range of the costs we believe we could reasonably incur for such matters.
Unanticipated changes in our tax provisions, variability of our effective tax rate, the adoption of new tax legislation or exposure to additional tax liabilities could impact our financial performance.
We operate in multiple jurisdictions, which contributes to the volatility of our effective tax rate. Our future effective tax rates may be materially impacted by numerous items including: a future change in the composition of earnings from foreign and domestic tax jurisdictions; accounting for uncertain tax positions; business combinations; expiration of statutes of limitations or settlement of tax audits; changes in valuation allowances; and changes in tax law. We have a tax stability certificate in Argentina as a result of which our tax burden is determined at 1996 levels and cannot be increased as a result of changes in Argentine federal, provincial and municipal tax rates. This certificate will expire in 2026, and there can be no assurance that our certificate will be renewed on similar terms or at all. Upon expiration of our certificate, our tax burden will no longer be limited to 1996 levels (which approximate current levels) and will be determined by the tax rates in effect at such time or as amended from time to time, which could be materially higher.

We are also subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters, and may assess additional taxes as a result. There can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to our tax liabilities.
Risks Related to the Separation:
We may not realize the anticipated benefits from the Separation, and the Separation could harm our business.
We have historically operated as a business segment of FMC. We may not be able to achieve the full strategic and financial benefits expected to result from the Separation, or such benefits may be delayed or not occur at all. The Separation is expected to enhance strategic and management focus, provide a distinct investment identity and allow us to efficiently allocate resources and deploy capital. We may not achieve these and other anticipated benefits for a variety of reasons, including, among others:

•	the Separation has required and will continue to require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our business;

•	as a result of the Separation, we may be more susceptible to economic downturns and other adverse events than if we were still a part of FMC;

•
now that the Separation has been effected, our business is less diversified than FMC’s business prior to the Separation; our business will also experience a loss of scale and purchasing power and access to certain financial, managerial and professional resources from which we have benefited at lower cost in the past; and

•	the other actions required to complete the separation of the respective businesses could disrupt our operations.
If we fail to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, our business could be harmed.
We have limited history of operating as an independent company, and our historical financial statements prior to the Separation, are not necessarily representative of the results that we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results.
Our historical financial statements reflect less than one fiscal quarter of our results of operations following the Separation. Our historical financial information, as at dates and for periods prior to the Separation, is not necessarily indicative of our future results of operations, financial condition or cash flows, nor does it reflect what our results of operations, financial condition or cash flows would have been as an independent public company during such historical periods presented. In particular, the historical financial information included in this Form 10-K is not necessarily indicative of our future results of operations, financial condition or cash flows primarily because of the following factors:

•
Prior to the Separation, our business has been operated by FMC as part of its broader corporate organization, rather than as an independent company; FMC or one of its affiliates provide support for various corporate functions for us, such as information technology, compensation and benefits, human resources, engineering, finance and internal audit.

•
Our historical financial results prior to the Separation reflect the direct, indirect and allocated costs for such services historically provided by FMC. Following the Separation, FMC continues to provide some of these services to us on a transitional basis, generally for a period of up to seventeen and a half months pursuant to a transition services agreement that we entered into with FMC. Our historical financial information does not reflect our obligations under the various transitional and other agreements we entered into with FMC in connection with the Separation, though costs under such agreements are expected to be broadly similar to what was charged to the business in the past. At the end of this transition period, we will need to perform these functions ourselves or hire third parties to perform these functions on our behalf, and these costs may differ significantly from the comparable expenses we have incurred in the past.

•
Prior to the Separation, our working capital requirements and capital expenditures historically were satisfied as part of FMC’s corporate-wide cash management and centralized funding programs, and our cost of debt and other capital may significantly differ from the historical amounts reflected in our historical financial statements.

•
Prior to the Separation, our business was integrated with that of FMC and we benefited from FMC’s size and scale in costs, employees and vendor and customer relationships. Thus, costs we incur as an independent company may significantly exceed comparable costs we incurred as part of FMC.

Some of our directors and officers may have actual or potential conflicts of interest because of their equity ownership in FMC, and some of our directors may have actual or potential conflicts of interest because they also serve as officers of FMC.
Because of their current or former positions with FMC, some of our directors and executive officers may own shares of FMC common stock or have options to acquire shares of FMC common stock, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, certain of our directors serve as officers or directors of FMC. Although all transactions with related parties will be approved by a committee of non-FMC-affiliated directors, this ownership or service may create the appearance of conflicts of interest when the FMC-affiliated directors and officers are faced with decisions that could have different implications for FMC or us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between FMC and us regarding the terms of the agreements governing the Separation and the relationship thereafter between the companies.
If FMC completes the Distribution, and there is a determination that the Separation and the Distribution is taxable for U.S. federal income tax purposes, then FMC and its stockholders could incur significant U.S. federal income tax liabilities, and we could incur significant liabilities.
If FMC completes the Distribution, in connection with the Distribution, FMC will receive a tax opinion from counsel that the Distribution, together with certain related transactions, will qualify as a tax-free “reorganization” within the meaning of Section 368(a)(1)(D) of the Internal Revenue Code (the “Code”) and a tax-free distribution within the meaning of Section 355 of the Code. The opinion will rely on certain facts, assumptions, representations and undertakings from FMC and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, FMC and its stockholders may not be able to rely on the opinion of counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of counsel, the Internal Revenue Service (“IRS”) could determine on audit that the Separation and the Distribution is taxable if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated or if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the stock ownership of FMC or us after the Distribution. If the Separation and the Distribution is determined to be taxable for U.S. federal income tax purposes, FMC and/or its stockholders could incur significant U.S. federal income tax liabilities, and we could incur significant liabilities under applicable law or as a result of the Tax Matters Agreement.
We will be subject to numerous restrictions to preserve the tax-free nature of the Separation and Distribution, which may reduce our strategic and operating flexibility.
To preserve the tax-free treatment to FMC and its stockholders of the Separation and the potential Distribution, under the Tax Matters Agreement we will generally be prohibited from taking certain actions including:

•
during the two-year period following the Distribution (or otherwise pursuant to a “plan” within the meaning of Section 355(e) of the Code), we may not cause or permit certain business combinations or transactions to occur;

•	during the two-year period following the Distribution, we may not discontinue the active conduct of our business (within the meaning of Section 355(b)(2) of the Code);

•
during the two-year period following the Distribution, we may not sell or otherwise issue our common stock, other than pursuant to issuances that satisfy certain regulatory safe harbors set forth in Treasury regulations related to stock issued to employees and retirement plans;

•
during the two-year period following the Distribution, we may not redeem or otherwise acquire any of our common stock, other than pursuant to certain open-market repurchases of less than 20% of our common stock (in the aggregate);

•
during the two-year period following the Distribution, we may not amend our certificate of incorporation (or other organizational documents) or take any other action, whether through a stockholder vote or otherwise, affecting the voting rights of our common stock; and

•
more generally, we may not take any action that could reasonably be expected to cause the Separation and the Distribution to fail to qualify as tax-free transactions under Section 368(a)(1)(D) and Section 355 of the Code.

If we wish to take any such restricted action, we are required to cooperate with FMC to obtain an IRS ruling or obtain an unqualified tax opinion, in each case to the effect that the action will not affect the tax-free treatment to FMC and its stockholders of the Separation and the Distribution. In the event such actions result in tax-related losses to FMC, we generally will be required to indemnify FMC for such tax-related losses under the Tax Matters Agreement. Due to these restrictions and indemnification obligations under the Tax Matters Agreement, we may be limited in our ability to pursue strategic transactions, equity or convertible debt financings or other transactions that may otherwise be in our best interests. Also, our potential indemnity obligation to FMC might discourage, delay or prevent a change of control that our stockholders may consider favorable.
We potentially could have received better terms from unaffiliated third parties than the terms we received in our agreements with FMC.
The agreements we entered into with FMC in connection with the Separation were negotiated while we were still part of FMC’s business. Accordingly, during the period in which the terms of those agreements will have been negotiated, we did not have an independent board of directors or a management team independent of FMC. The terms of the agreements negotiated in the context of the Separation relate to, among other things, the allocation of assets, intellectual property, liabilities, rights and other obligations between FMC and us, and arm’s-length negotiations between FMC and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business, may have resulted in more favorable terms to the unaffiliated third party.
FMC has agreed to indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that FMC’s ability to satisfy its indemnification obligation will not be impaired in the future.
Pursuant to the separation and distribution agreement and certain other agreements with FMC, FMC has agreed to indemnify us for certain liabilities. However, third parties could also seek to hold us responsible for any of the liabilities that FMC has agreed to retain, and there can be no assurance that the indemnity from FMC will be sufficient to protect us against the full amount of such liabilities, or that FMC will be able to fully satisfy its indemnification obligations in the future. Even if we ultimately succeed in recovering from FMC any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could negatively affect our business, financial condition, results of operations and cash flows.
Risks Related to Ownership of Our Common Stock:
Our stock price may fluctuate significantly.
The trading price of our common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

•	market conditions in the broader stock market in general, or in our industry in particular;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	introduction of new products and services by us or our competitors;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	sales of large blocks of our stock;

•	additions or departures of key personnel;

•	regulatory developments;

•	litigation and governmental investigations;

•	economic and political conditions or events; and

•	changes in investor perception of our market positions based on third-party information.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.
The trading market for our common stock will also be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.
Until the Distribution, we will continue to be a “controlled company” within the meaning of the rules of the NYSE and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. These exemptions do not offer the same protections to stockholders of companies that are subject to such requirements.
Until Distribution, FMC continues to control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of the Board of Directors consist of independent directors;

•	the requirement that our nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement that our compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
As a result of these exemptions, although following the Separation we have had a majority of independent directors, our nominating and corporate governance and compensation committees have not consisted entirely of independent directors. Accordingly, until we revise the composition of these committees within the one-year transition period allowed by the NYSE corporate governance requirements, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. Following the Distribution, we will no longer qualify as a controlled company and will be required to fully implement NYSE corporate governance requirements within one year of the Distribution.
The Distribution or future sales by others of our common stock, could depress our common stock price.
FMC owns approximately 84% of our outstanding common stock. Subject to the restrictions described in the paragraph below, future sales of these shares in the public market will be subject to the volume and other restrictions of Rule 144 under the Securities Act of 1933 (the “Securities Act”), for so long as FMC is deemed to be our affiliate, unless the shares to be sold are registered with the SEC. We have granted certain registration rights to FMC. The Distribution or sale by FMC of a substantial number of shares could significantly reduce the market price of our common stock.
We, our officers and directors and FMC have agreed with the underwriters that, without the prior written consent of the representative of the underwriters, we and they will not, subject to certain exceptions, during the period ending 180 days after the date of our Prospectus ("Prospectus") included in our Registration Statement on Form S-1 originally filed with the SEC on October 12, 2018, as amended, offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, or enter into any swap or other agreement that transfers to another, in whole or in part, any of the economic consequences of ownership of shares of our common stock or any securities convertible into or exercisable or exchangeable for shares of our common stock or publicly disclose the intention to make any such offer, sale, pledge or disposition. The representative of the underwriters may, in its sole discretion and at any time without notice, release all or any portion of the shares of our common stock subject to the lock-up. The lock-up agreement with FMC contains an exception that permits FMC to effect the Distribution beginning 120 days after the date of the Prospectus (i.e. any time after February 9, 2019).
All of the shares of our common stock distributed in the Distribution will be freely tradable without restriction or further registration under the Securities Act, except for shares received by individuals who are our affiliates, who may sell these shares in the future subject to the lock-up as well as volume limits and other requirements of Rule 144 applicable to affiliates, or in future public offerings.

Immediately following the offering, we filed a registration statement registering under the Securities Act the shares of our common stock reserved for issuance under our equity compensation plan. If equity securities granted under our equity compensation plan are sold or it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially. These sales also could impede our ability to raise future capital.
Some provisions of Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us.
Our certificate of incorporation and bylaws provide for, among other things:

•	a staggered board and restrictions on the ability of our stockholders to fill a vacancy on the Board of Directors;

•	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•
a requirement that certain business combinations with interested stockholders arising after the date on which no person or group owns a majority of the voting power of our common stock must be approved by the holders of at least 80% of the voting power of our common stock;

•	advance notice requirements for stockholder proposals; and

•
a requirement that, after such time as no person or group holds a majority of the voting power of our common stock, our stockholders may not take action by written consent without a duly called annual or special meeting.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions than you desire.
We are not declaring or paying cash dividends at this time.
Any future determination to pay dividends will be at the discretion of our Board of Directors in accordance with applicable law and will be dependent upon our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors considers relevant.  At this time, no declaration or payment of cash dividends has been made or planned.
Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.
Prior to the Separation, we were a business segment of FMC, and FMC is subject to Section 404 of the Sarbanes-Oxley Act. However, following Separation, we will not immediately be required to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act and therefore will not be required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. Section 404(a) of the Sarbanes-Oxley Act, or Section 404(a), requires that beginning with our second annual report following our initial public offering, management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. Although Section 404(b) of the Sarbanes-Oxley Act, or Section 404(b), requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting, we have opted to rely on the exemptions provided in the JOBS Act, and consequently will not be required to comply with SEC rules that implement Section 404(b) until such time as we are no longer an “emerging growth company.” We expect our first Section 404(a) assessment will take place for our annual report for the fiscal year ending December 31, 2019, and we will not be required to comply with Section 404(b) rules until we cease to be an “emerging growth company” as defined in the JOBS Act which may occur as soon as December 31, 2019. In order to comply with these rules, we expect to incur additional expenses and devote increased management effort toward ensuring compliance. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional staff and provide additional management oversight. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.
When evaluating our internal controls over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.
The obligations associated with being a public company require significant resources and management attention.
Subsequent to the Separation, we are directly subject to reporting and other obligations under the Exchange Act and the rules of the NYSE. As an independent public company, we are required to, among other things:

•	prepare and distribute periodic reports, proxy statements and other stockholder communications in compliance with the federal securities laws and NYSE rules;

•	have our own board of directors and committees thereof, which comply with federal securities laws and NYSE rules;

•	maintain an internal audit function;

•	institute our own financial reporting and disclosure compliance functions;

•	establish an investor relations function;

•	establish internal policies, including those relating to trading in our securities and disclosure controls and procedures; and

•	comply with the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Public Company Accounting Oversight Board and the NYSE.
These reporting and other obligations place significant demands on our management and our administrative and operational resources, including accounting resources, and we expect to face increased legal, accounting, administrative and other costs and expenses relating to these demands that we had not incurred as a segment of FMC. Certain of these functions will be provided on a transitional basis by FMC pursuant to a transition services agreement. Our investment in compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have an adverse effect on our business, financial condition, results of operations and cash flows.
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995: We and our representatives may from time to time make written or oral statements that are “forward-looking” and provide other than historical information, including statements contained in Item 1. Business and Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Form 10-K, in our other filings with the SEC, or in reports to our stockholders.
In some cases, we have identified forward-looking statements by such words or phrases as “will likely result,” “is confident that,” “expect,” “expects,” “should,” “could,” “may,” “will continue to,” “believe,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. These forward-looking statements may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the risk factors listed in Item 1A "Risk Factors" of this Form 10-K. You should specifically consider the numerous risks outlined under "Risk Factors." We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Form 10-K to conform our prior statements to actual results or revised expectations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES
Livent leases executive offices in Philadelphia, Pennsylvania and operates six manufacturing facilities in five countries in addition to our lithium extraction operations in Salar del Hombre Muerto, Argentina. We also have six facilities in five countries to support our sales, marketing, research and development and other administrative needs. Our research, development and innovation facilities are located in Bessemer City, North Carolina.
We have long-term mineral rights to the Salar del Hombre Muerto lithium reserves in Argentina. We require the lithium brine that is mined from these reserves, without which other sources of raw materials would have to be obtained. See Item 1 "Business" included in this Form 10-K for further discussion of our raw materials.
We believe our facilities are in good operating conditions. The function and location of our owned or leased production properties is presented in the table below:

Location	Function	Leased/Owned

United States
Philadelphia, Pennsylvania	Corporate Headquarters	Leased
Ewing, New Jersey	Operations and Administrative	Leased
Bessemer City, North Carolina	Manufacturing and Research	Owned
Charlotte, North Carolina	Sales and Administrative	Leased
South America
Fenix, Argentina (Salar del Hombre Muerto)	Lithium Extraction and Manufacturing	Owned
Guemes, Argentina	Manufacturing	Owned
Catamarca, Argentina	Administrative	Leased
Salta, Argentina	Administrative	Owned
Pocitos, Salta, Argentina	Transfer Station	Land use right so long as we have our mining concession
Europe
Bromborough, United Kingdom	Manufacturing and Sales	Leased
Asia Pacific
Zhangjiagang, China	Manufacturing	Land use right, building owned
Shanghai, China	Sales and Administrative	Leased
Tokyo, Japan	Sales	Leased
Patancheru, India	Manufacturing	Leased
Singapore	Operations and Administrative	Leased

ITEM 3.	LEGAL PROCEEDINGS
See Note 2 “Principal Accounting Policies and Related Financial Information" - Environmental obligations, Note 8 “Environmental Obligations” and Note 16 “Commitments and Contingencies” in the notes to our consolidated and combined financial statements included in this Form 10-K, the content of which are incorporated by reference to this Item 3.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of Livent Corporation, the offices they currently hold, their business experience and their ages as of December 31, 2018, are as follows:

Name	Age on 12/31/2018	Office, year of election and other information
Paul W. Graves	47	President, Chief Executive Officer and Director (May 2018-Present); Executive Vice President and Chief Financial Officer, FMC (12-18); Managing Director, Goldman Sachs Group (06-12)
Gilberto Antoniazzi	51
Vice President and Chief Financial Officer (May 2018-Present); Chief Financial Officer , FMC's Agricultural Solutions business segment (13-18); Chief Financial Officer, FMC's Latin America Region (04-13)

Thomas Schneberger	47
Vice President and Chief Operating Officer (May 2018-Present); Vice President and Global Business Director, FMC's Lithium business segment (14-18); Vice President and Global Business Director, FMC's Alkali Chemicals division (13-14); Global Sustainability Director, FMC (11-13)

Sara Ponessa	47
Vice President, General Counsel and Secretary (May 2018-Present); Senior Business Counsel, FMC's Lithium business segment (14-18); Business Counsel, FMC's Alkali Chemicals division (12-14); Vice President and Risk Management and Compliance Section Manager, Wilmington Trust Company (06-12)

All officers are elected to hold office for one year or until their successors are elected and qualified. No family relationships exist among any of the above-listed officers, and there are no arrangements or understandings between any of the above-listed officers and any other person pursuant to which they serve as an officer. The above-listed officers have not been involved in any legal proceedings during the past ten years of a nature for which the SEC requires disclosure that are material to an evaluation of the ability or integrity of any such officer.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Livent common stock of $0.001 par value is traded on the New York Stock Exchange (Symbol: LTHM). As of February 27, 2019, we had two holders of record of our common stock and approximately 10,397 beneficial holders of our common stock.  We anticipate that the number of record and beneficial holders of our common stock will change substantially as a result of the Distribution that is expected to take place on March 1, 2019.
Our Board of Directors has not declared any quarterly dividends as of December 31, 2018 and does not expect to pay any dividends in the foreseeable future. Any future payment of dividends will depend on our financial condition, results of operations, conditions in the financial markets and such other factors as are deemed relevant by our Board of Directors.
Stockholder Return Performance Presentation
The graph that follows shall not be deemed to be incorporated by reference into any filing made by Livent under the Securities Act of 1933 or the Securities Exchange Act of 1934.
The following Stockholder Performance Graph compares the cumulative total return on Livent’s Common Stock with the S&P 500 Index and the S&P 500 Chemicals Index for the period following the IPO through December 31, 2018. The comparison assumes $100 was invested on October 12, 2018, in Livent’s Common Stock and in both of the indices, and the reinvestment of all dividends.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED AND COMBINED FINANCIAL DATA
The selected consolidated and combined financial and other data presented below for, and as of the end of, each of the years in the three-year period ended December 31, 2018, are derived from our consolidated and combined financial statements. The selected consolidated and combined financial data should be read in conjunction with our consolidated and combined financial statements for the year ended December 31, 2018.
We derived the selected consolidated and combined financial data as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 from the annual consolidated and combined financial statements in Part II, Item 8 of this Annual Report on Form 10-K. The selected historical condensed consolidated and combined financial data as of December 31, 2016 is derived from audited combined financial statements that are not included in this annual report on Form 10-K.
Prior to the Separation, the selected historical consolidated and combined financial data included certain expenses of FMC that were allocated to Livent related to certain governance and corporate functions such as, finance, treasury, tax, human resources, legal, investor relations and certain other costs. These past costs included in our historical information prior to the Separation may not be representative of the costs incurred after the Separation as an independent, publicly traded company.
In addition, our historical financial information prior to the Separation did not reflect changes as a result of our Separation from FMC, including changes in Livent’s cost structure, personnel needs, tax structure, capital structure, financing and business operations. Consequently, the historical financial information prior to the Separation included here may not necessarily reflect what Livent’s financial position, results of operations, and cash flows would have been had it been an independent, publicly traded company during the periods presented prior to the Separation. Accordingly, these historical results prior to the Separation should not be relied upon as an indicator of Livent’s future performance.

	Year Ended December 31,
(in Millions, except per share data)	2018	2017	2016
Income Statement Data:
Revenue	$442.5	$347.4	$264.1
Income from operations before non-operating pension expense and settlement charges, interest expense, net and income taxes	153.2	101.5	59.0
Net income	$126.1	$42.2	$47.1

Basic earnings per common share (1)	$0.99	$0.34	$0.38
Diluted earnings per common share (1)	$0.99	$0.34	$0.38
Balance Sheet Data:
Total assets	$660.0	$496.2	$372.1
Long-term debt	$34.0	—	—
____________________

(1)
For all prior periods presented and the current period through the completion of the public offering on October 15, 2018, the weighted average shares outstanding for both basic and diluted earnings per share were calculated using 123 million shares of common stock outstanding, which was the number of shares issued to FMC in part in exchange for the asset contribution by FMC to us. Weighted average shares outstanding for all periods prior to the completion of the public offering on October 15, 2018 excludes the 23 million shares of common stock subsequently issued as part of the public offering and over-allotment option exercise. Refer to the discussion in Item 8, Note 2 for further details.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and the related notes included elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Form 10-K.
Overview
We are a pure-play, fully integrated lithium company, with a long, proven history of producing performance lithium compounds. Our primary products, namely battery-grade lithium hydroxide, butyllithium and high purity lithium metal are critical inputs used in various performance applications. Our strategy is to focus on supplying high performance lithium compounds to the fast growing Electric Vehicle (“EV”) battery market, while continuing to maintain our position as a leading global producer of butyllithium and high purity lithium metal. With extensive global capabilities, over 60 years of continuous production experience, applications and technical expertise and deep customer relationships, we believe we are well positioned to capitalize on the accelerating trend of vehicle electrification.
We produce lithium compounds for use in applications that have specific performance requirements, including battery-grade lithium hydroxide for use in high performance lithium-ion batteries. We believe the demand for our compounds will continue to grow as the electrification of transportation accelerates, and as the use of high nickel content cathode materials increases in the next generation of battery technology products. We also supply butyllithium, which is used as a synthesizer in the production of polymers and pharmaceutical products, as well as a range of specialty lithium compounds including high purity lithium metal, which is used in the production of lightweight materials for aerospace applications and non-rechargeable batteries. It is in these applications that we have established a differentiated position in the market through our ability to consistently produce and deliver performance lithium compounds.
2018 Highlights
The following are the more significant developments in our business during the year ended December 31, 2018:

•
The Separation - On March 31, 2017, FMC publicly announced a plan to separate Livent into a publicly traded company (the “Separation”). Prior to the completion of the initial public offering ("IPO") on October 15, 2018, we were a wholly owned subsidiary of FMC. On October 1, 2018, following a series of restructuring steps, prior to the IPO of Livent common stock, FMC transferred to us substantially all of the assets and liabilities of its lithium business (the “Lithium Business”). In exchange, we issued to FMC all 123 million shares of our common stock.

On October 15, 2018 (the "Separation Date"), we completed the IPO and sold 20 million shares of Livent common stock to the public at a price of $17.00 per share. On November 8, 2018, the underwriters exercised, in full, their option (the "Over-allotment Option Exercise") to purchase an additional 3 million shares of our common stock, the closing of which was completed on November 13, 2018. Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “LTHM.”

•
Net proceeds from the sale of 23 million shares of our common stock issued in connection with the IPO and Over-allotment Option Exercise were approximately $369 million, after deducting underwriting discounts and commissions. The net proceeds from the IPO, after payment of financing fees and other IPO related costs, were subsequently distributed to FMC. Immediately following the IPO and the Over-allotment Option Exercise, FMC owned approximately 84% of our outstanding common stock. Accordingly, we are considered a “controlled company” under the NYSE rules. Further details can be found in the final Prospectus ("Prospectus") included in our Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on October 12, 2018, as amended.

•	Revenue of $442.5 million in 2018 increased $95.1 million or approximately 27% versus last year. A detailed review of revenues is included under the section entitled “Results of Operations”.

•
Our gross margin of $205.7 million in 2018 increased $56.9 million or approximately 38% versus last year. Gross margin as a percent of revenue is approximately 46% in 2018 versus approximately 43% in 2017. The increase in gross margin was primarily driven by improved pricing and mix.

•	Selling, general and administrative expenses increased approximately 57% from $13.4 million in 2017 to $21.1 million 2018. The increase is primarily driven by incremental standalone company costs.

•
Research and development expenses of $3.8 million for 2018 increased $0.7 million or approximately 23% from $3.1 million in 2017. The increase was primarily due to increased spending in energy applications.

•
Net income of $126.1 million in 2018 increased $83.9 million, or approximately 199%, from $42.2 million in 2017, primarily due to revenue and gross margin growth in 2018 due to increased volumes and pricing for lithium hydroxide and carbonate.

Other 2018 Highlights

•
We are seeing the benefits of our strategy to grow our business in the technology-driven specialty end markets, where demand continues to accelerate. In February 2018, we announced an intention to expand annual lithium hydroxide production capacity to approximately 55 kMT by the end of 2025.

•
We expanded production of lithium carbonate at our Argentina site through debottlenecking projects, and we continue with our previously announced plans to more than double lithium carbonate production at that same site to at least 60 kMT by the end of 2025.

2019 Outlook

•
The Distribution - FMC has informed us that it plans to make a tax-free distribution to its stockholders of all of its remaining equity interest in us on March 1, 2019. The Distribution is expected to be effected as a dividend to all FMC stockholders.

•
We believe that the demand for our products will continue to grow during 2019, primarily driven by increased production volumes of electric vehicles. The Company expects to deliver revenue growth from higher volumes and higher prices of performance lithium compounds during the 2019 period. However, we expect that the strong revenue growth will be partially offset by higher costs driven by raw materials, value-added tax on exports out of China and the impact of purchased lithium carbonate, partially offset by favorable foreign exchange.

Results of Operations — Years Ended December 31, 2018, 2017 and 2016

(in Millions)	Year Ended December 31,
	2018	2017	2016
Revenue	$442.5	$347.4	$264.1
Costs and Expenses
Costs of sales	236.8	198.6	175.8

Gross Margin	205.7	148.8	88.3

Selling, general and administrative expenses	21.1	13.4	12.0
Corporate allocations	15.7	22.1	13.2
Research and development expenses	3.8	3.1	3.1
Restructuring and other charges	2.6	8.7	1.0
Separation-related costs	9.3	—	—
Total costs and expenses	289.3	245.9	205.1
Income from operations before non-operating pension (benefit)/settlement charges, interest expense, net and income taxes	153.2	101.5	59.0
Non-operating pension (benefit)/settlement charges	(0.2)	31.4	3.6
Interest expense, net	0.3	—	0.9
Income from operations before income taxes	153.1	70.1	54.5
Provision for income taxes	27.0	27.9	7.4
Net income	$126.1	$42.2	$47.1
In addition to net income, as determined in accordance with U.S. GAAP, we evaluate operating performance using certain non-GAAP measures such as EBITDA, which we define as net income plus interest expense, net, income tax expense (benefit), and depreciation and amortization, and Livent Adjusted EBITDA, on a standalone company basis, which we define as EBITDA adjusted for restructuring and other charges (income), non-operating pension expense (benefit) and settlement charges, and separation-related costs. Management believes the use of these non-GAAP measures allows management and investors to compare more easily the financial performance of its underlying business from period to period. The non-GAAP information provided may not be comparable to similar measures disclosed by other companies because of differing methods used by other companies in calculating EBITDA and Livent Adjusted EBITDA. This measure should not be considered as a substitute for net income or other measures of performance or liquidity reported in accordance with U.S. GAAP. The following table reconciles EBITDA and Livent Adjusted EBITDA from net income.

(in Millions)	Year Ended December 31,
	2018	2017	2016
Net income (GAAP)	$126.1	$42.2	$47.1
Add back:
Interest expense, net	0.3	—	0.9
Provision for income taxes	27.0	27.9	7.4
Depreciation and amortization	17.8	15.9	14.8
EBITDA (Non-GAAP)	171.2	86.0	70.2
Add back:
Restructuring and other charges (a)	2.6	8.7	1.0
Non-operating pension (benefit)/settlement charges (b)	(0.2)	31.4	3.6
Separation-related costs (c)	9.3	—	—
Livent Adjusted EBITDA (Non-GAAP)	$182.9	$126.1	$74.8
____________________

(a)
We continually perform strategic reviews and assess the return on our business. This sometimes results in a plan to restructure the operations of our business. As part of these restructuring plans, demolition costs and write-downs of long-lived assets may occur.

(b)
Our non-operating pension expense (benefit) and settlement charges are defined as those costs (benefits) related to interest, expected return on plan assets, amortized actuarial gains and losses and the impacts of any plan curtailments or settlements. These are excluded from our results and are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and we consider these costs to be outside our operational performance. We continue to include the service cost and amortization of prior service cost in our Livent Adjusted EBITDA results noted above. These elements reflect the current year operating costs to our businesses for the employment benefits provided to active employees.

(c)	Represents legal, professional, transaction related fees and other separation related activity associated with the IPO and separation.

Year Ended December 31, 2018 compared with Year Ended December 31, 2017
Revenue
Revenue of $442.5 million for 2018 increased by $95.1 million, or approximately 27%, versus 2017, primarily driven by higher volumes particularly in lithium hydroxide. Higher volumes impacted revenue by approximately 21% while higher pricing contributed approximately 8% to the revenue increase. Foreign currency had an unfavorable impact on the change in revenue of approximately 2%.
Gross Margin
Gross margin of $205.7 million for 2018 increased by $56.9 million, or approximately 38%, versus 2017. The increase in gross margin was primarily driven by the higher volumes discussed above.
Selling, general and administrative expenses
Selling, general and administrative expenses of $21.1 million for 2018 increased by $7.7 million, or approximately 57% compared to 2017. The increase in selling, general and administrative was primarily due to costs incurred under the TSA subsequent to the Separation Date and incremental standalone company costs.
Corporate allocations
Corporate allocations of $15.7 million for 2018 decreased by $6.4 million or approximately 29% compared to 2017 primarily due to a partial year of allocated shared service costs allocated to Livent from FMC prior to the Separation Date in 2018. Expenses were not allocated to Livent from FMC subsequent to the Separation Date and costs incurred under the TSA subsequent to the Separation Date are direct charges to our consolidated and combined statements of operations.
Research and development expenses
Research and development expense of $3.8 million for 2018 increased by $0.7 million or approximately 23% compared to 2017 primarily due to increased spending in energy applications.
Restructuring and other charges
Restructuring and other charges of $2.6 million and $8.7 million for the years ended December 31, 2018 and 2017, respectively, were primarily comprised of asset write-downs and miscellaneous restructuring efforts related to our operations at the manufacturing site located in Bessemer City, North Carolina. Other charges of $0.2 million and $0.4 million for the years ended December 31, 2018 and 2017, respectively, related to environmental remediation activities for discontinued products in both periods.
Separation-related costs
Separation-related costs of $9.3 million for 2018 primarily consists of legal, professional, transaction related fees and other separation related activity associated with the IPO and Separation. No separation costs were incurred prior to 2018.
Non-operating pension benefit and settlement charges
Non-operating pension benefit was $0.2 million for 2018 compared to a charge of $31.4 million in the prior year. In 2017, we recorded a settlement charge of $32.5 million related to the termination of the U.K. pension plan. FMC completed the buy-out of the annuity, completing the plan termination and relieving us of the pension liability for the U.K. Plan.
Provision for income taxes
Provision for income taxes of $27.0 million for 2018 decreased $0.9 million or approximately 3% versus 2017 primarily due to the impact of 2017 U.S. tax reform, mainly the transition tax, materially offset by tax associated with increased earnings in 2018.

Net income
Net income of $126.1 million for 2018 increased $83.9 million or approximately 199% from $42.2 million in 2017 primarily due to revenue and gross margin growth and favorable tax provision for 2018 as well as the one-time charge for the termination of the U.K. pension plan in 2017 as discussed above.

Year Ended December 31, 2017 compared with Year Ended December 31, 2016
Revenue
Revenue of $347.4 million for 2017 increased by $83.3 million or approximately 32% compared to 2016 driven by improved pricing and mix, which accounted for a 23% increase as the business continued to shift resources into lithium hydroxide and other specialty products. Additionally, higher volumes impacted revenue by 9%. Foreign currency had a minimal impact on the change in revenue.
Gross Margin
Gross margin of $148.8 million for 2017 increased by $60.5 million, or approximately 69%, compared to 2016. The increase in gross margin was primarily driven by the higher volumes and improved pricing and mix of approximately $59 million, with benefits also coming from operating leverage. These increases were partially offset by higher raw material prices and energy prices which lowered margins by approximately $6 million. Foreign currency had a minimal impact on the change in gross margin.

Selling, general and administrative expenses
Selling, general and administrative expenses of $13.4 million for 2017 increased slightly compared to 2016.

Corporate allocations

Corporate allocations of $22.1 million for 2017 increased by $8.9 million or approximately 67% compared to 2016 primarily due to higher shared service costs allocated to Livent from FMC.

Research and development expenses

Research and development expense were $3.1 million for each of the years ended December 31, 2017 and 2016 and are primarily related to our product development costs.

Restructuring and other charges
Restructuring and other charges in 2017 were primarily associated with asset write-downs and miscellaneous restructuring efforts of $7.8 million related to our operations at our manufacturing site located in Bessemer City, North Carolina. The objective of these restructuring efforts was to optimize both the assets and cost structure by reducing certain production lines at the site. Additionally, there were other charges of $0.4 million related to environmental remediation activities.
Non-operating pension benefit and settlement charges
Non-operating pension expense and settlement charges increased in 2017 primarily due to the settlement charge of $32.5 million related to the termination of the U.K. Plan. FMC completed the buy-out of the annuity, completing the plan termination and relieving us of the pension liability for the U.K. Plan.
Provision for income taxes
Provision for income taxes for 2017 of $27.9 million increased $20.5 million compared to 2016 primarily due to the 2017 enactment of the Tax Cuts and Jobs Act (the "Tax Act"). The net impact of the Tax Act added approximately $11 million to income tax expense. As a result of the transition tax being paid by FMC, the associated liability is not included in consolidated and combined balance sheets, but the impact to the provision for income taxes was included in the consolidated and combined statement of operations.
Net income
Net income of $42.2 million decreased $4.9 million or approximately 10% from $47.1 million in 2016 primarily due to provisional income tax charges related to the 2017 enactment of the Tax Act as well as the increase in non-operating pension expense and settlement charges. These were partially offset by improved business performance.

Liquidity and Capital Resources
Historically, prior to the Separation, FMC provided centralized cash management and other finance services to Livent. FMC ceased providing these services following the Separation. Only cash accounts specifically owned by Livent and Livent subsidiaries are reflected on the balance sheets of our consolidated and combined financial statements.
Since October 2018, our capital structure and sources of liquidity have changed significantly compared to our historical capital structure as part of FMC. We no longer participate in FMC’s capital management system and are evaluated separately in terms of credit and capital allocation by providers of financing. Our prospective success in funding our cash needs will depend on the strength of the lithium market and our continued ability to generate cash from operations and raise capital from other sources. Our primary sources of cash are currently generated from operations and borrowings under the new revolving credit facility.
Cash and cash equivalents at December 31, 2018 and 2017, were $28.3 million and $1.2 million, respectively. Of the cash and cash equivalents balance at December 31, 2018, $26.7 million was held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal. We have concluded the Tax Act has not altered our assertion of indefinitely reinvested earnings. See Note 9 to the consolidated financial statements included within this Form 10-K for more information.
At December 31, 2018, we had $34 million debt outstanding. On September 28, 2018, we and one of our subsidiaries entered into a credit agreement which provides for a $400 million senior secured revolving credit facility, $50 million of which is available for the issuance of letters of credit, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to $600 million. Refer to the details below for more information.
As part of the IPO, we received net proceeds of approximately $369 million from the sale of an aggregate 23 million shares of our common stock, net of underwriting discounts and commissions, including the exercise by the underwriters of a 30-day option to purchase an additional 3 million shares of common stock from us. Pursuant to the terms of the separation and distribution agreement, the net proceeds from the offering, after payment of financing fees and other IPO related costs, were subsequently distributed to FMC.

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

Revolving loans under the Credit Agreement will bear interest at a floating rate, which will be either a base rate or a Eurocurrency borrowing plus applicable margin. Base rate borrowings are defined as the greatest of the rate of interest announced publicly by Citibank, N.A. in New York City from time to time as its “base rate”; the federal funds effective rate plus 0.5%; or a Eurodollar rate for a one-month interest period plus 1%. The Eurocurrency borrowing will be defined as a Eurodollar rate for one, two, three or six months. The applicable margins for the two types of loans are set by reference to Livent’s leverage ratio, calculated by dividing our debt by our cash flows. Both the debt and cash flows used in this calculation are terms defined in the Credit Agreement. Each Borrower on a joint and several basis is required to pay a commitment fee quarterly in arrears on the average daily unused amount of each Lender’s revolving credit commitment at a rate equal to an applicable percentage based on the leverage ratio, as determined in accordance with the provisions of the Credit Agreement. The applicable margin and the commitment fee are subject to adjustment as provided in the Credit Agreement.

The Credit Agreement contains certain affirmative and negative covenants that are binding on the Borrowers and their subsidiaries, including, among others, restrictions (subject to exceptions and qualifications) on the ability of the Borrowers and their subsidiaries to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of their businesses, to enter into transactions with affiliates and to enter into certain burdensome agreements. As of December 31, 2018, we were in compliance with all requirements of the covenants.

Statement of Cash Flows
Cash provided by operating activities was $92.0 million, $58.3 million and $51.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The table below presents the components of net cash provided by operating activities.

(in Millions)	Twelve months ended December 31,
	2018	2017	2016
Income from operations before non-operating pension benefit and settlement charges, interest expense, net and income taxes	$153.2	$101.5	$59.0
Special charges and depreciation and amortization (1)	29.7	24.6	15.8
Operating income before depreciation and amortization (Non-GAAP) (2)	$182.9	$126.1	$74.8
Change in trade receivables, net (3)	(20.8)	(71.3)	(8.3)
Change in inventories (4)	(24.2)	6.9	(7.9)
Change in accounts payable (5)	13.8	32.5	1.8
Change in accrued customer rebates	—	—	(0.4)
Change in advance payments from customers	(1.8)	(0.4)	1.6
Change in all other operating assets and liabilities (6)	(13.6)	(11.3)	22.7
Operating cash flows (Non-GAAP)	$136.3	$82.5	$84.3
Restructuring and other spending	(1.2)	(0.9)	—
Environmental spending	(0.2)	(0.3)	(0.5)
Pension and other postretirement benefit contributions	—	(1.1)	(24.3)
Net interest payments	(0.3)	—	(0.8)
Tax payments, net of refunds (7)	(35.3)	(21.9)	(7.7)
Separation-related spending (8)	(7.3)	—	—
Cash provided by operating activities	$92.0	$58.3	$51.0
____________________

(1)	Represents the sum of restructuring and other charges, separation-related costs and depreciation and amortization.

(2)	Referred to as Livent Adjusted EBITDA.

(3)
The change in cash flows related to trade receivables for the years ended December 31, 2018, 2017 and 2016 were primarily driven by timing of collections and the acceptance of Bank Acceptance Drafts for certain Chinese customers in 2018. See Note 17 for further details.

(4)	The change in cash flows related to inventories is a result of increased inventory levels due to increases in operating activities.

(5)
The change in cash flows related to accounts payable is primarily driven by timing of payments made to suppliers and vendors. The 2018 period is also impacted by a significant decrease in payables that built in 2017 associated with a lithium hydroxide manufacturing agreement.

(6)
Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities. Please see the consolidated and combined statements of cash flows included within these consolidated and combined financial statements for disaggregation of the components that make up this line item.

(7)     Tax payments in 2018 increased due to higher global earnings in the period compared to the prior year period.

(8)	2018 activity represents payments for legal, professional, transaction related fees and other separation related activity associated with the IPO and separation.

Cash required by investing activities of operations was $(78.4) million, $(62.5) million and $(31.3) million for the years ended December 31, 2018, 2017 and 2016, respectively.
The change in cash required by investing activities is primarily due to our investments in production capacity of lithium carbonate and hydroxide resulting in increased capital expenditures.
Cash provided (required) by financing activities was $13 million, $1.5 million and $(18.6) million for the years ended December 31, 2018, 2017 and 2016, respectively.
Cash provided by financing activities in 2018 was due to proceeds from draws on our revolving credit line offset by expenditures of $24 million related to certain tax jurisdiction payments made to FMC Parent as reimbursement for taxes paid on Livent's behalf.
The change in cash provided by financing activities in 2017 primarily related to the paydown of short-term debt in 2016. As FMC managed our cash and financing arrangements, all excess cash generated through earnings were deemed remitted to FMC and all sources of cash were deemed funded by FMC.

Other potential liquidity needs
Our cash needs for 2019 include operating cash requirements, capital expenditures and costs associated with being a standalone, public company. We plan to meet our liquidity needs through available cash, cash generated from operations, and borrowings under our committed Revolving Credit Facility. At December 31, 2018 our remaining borrowing capacity under our Revolving Credit Facility was $355.7 million, including letters of credit utilization.

Projected 2019 capital expenditures and expenditures related to contract manufacturers are expected to be approximately $250 million. We anticipate investing between $525 million and $600 million (inclusive of the $250 million referred to above) to increase our lithium carbonate capacity to at least 60 kMT by the end of 2025. We also expect to invest between $80 million and $170 million to expand our lithium hydroxide capacity to approximately 55 kMT by the end of 2025. In the next five years, inclusive of the expenditures referenced in this paragraph, we expect to spend $1 billion on maintenance and expansion projects.

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

Contractual Obligations and Commercial Commitments
As of December 31, 2018, our total significant committed contracts that we believe will affect cash over the next five years and thereafter are as follows:

Contractual Commitments	Expected Cash Payments by Period
(in Millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Lease obligations	$1.7	$3.7	$3.3	$10.2	$18.9
Purchase obligations (1)	53.5	27.2	—	—	80.7
Total	$55.2	$30.9	$3.3	$10.2	$99.6
_________________
(1) Represents certain of our raw material commercial contract purchase obligations that are enforceable and legally binding requirements contracts with specified quantities, pricing and timing of transactions.
See Note 16 to our consolidated and combined financial statements included in this Form 10-K for more information.

Climate Change
The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These changes may have a material adverse effect on our operations, including brine production and transportation of raw materials.
A number of governmental bodies have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change. Such legislation or regulation, if enacted, potentially could include provisions for a “cap and trade” system of allowances and credits or a carbon tax, among other provisions. There is also a potential for climate change legislation and regulation to adversely impact the cost of purchased energy and electricity.

The growing concerns about climate change and related increasingly stringent regulations may provide us with new or expanded business opportunities. We provide solutions to companies pursuing alternative fuel products and technologies (such as renewable fuels, gas-to-liquids and others), emission control technologies (including mercury emissions), alternative transportation vehicles and energy storage technologies and other similar solutions. As demand for, and legislation mandating or incentivizing the use of, alternative fuel technologies that limit or eliminate greenhouse gas emissions increase, we continue to monitor the market and offer solutions where we have appropriate technology.
Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
See Note 3 "Recently Issued and Adopted Accounting Pronouncements and Regulatory Items" to our consolidated and combined financial statements included in this Form 10-K.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies
Our consolidated and combined financial statements are prepared in conformity with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 2 "Principal Accounting Policies and Related Financial Information" to our consolidated and combined financial statements included in this Form 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed these critical accounting policies with the Audit Committee of the Board of Directors. Critical accounting policies are central to our presentation of results of operations and financial condition in accordance with U.S. GAAP and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.
Revenue recognition and trade receivables
Sale of Goods
Revenue from product sales is recognized when (or as) we satisfy a performance obligation by transferring the promised goods to a customer, that is, when control of the good transfers to the customer. The customer is then invoiced at the agreed-upon price with payment terms generally ranging from 30 to 180 days.
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
We record amounts billed for shipping and handling fees as revenue. Costs incurred for shipping and handling are recorded as costs of sales. Amounts billed for sales and use taxes, value-added taxes, and certain excise and other specific transactional taxes imposed on revenue-producing transactions are presented on a net basis and excluded from revenue in the consolidated and combined statements of operations. We record a liability until remitted to the respective taxing authority.
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
We periodically enter into prepayment arrangements with customers and receive advance payments for product to be delivered in future periods. These advance payments are recorded as deferred revenue and classified as “Advance payments from customers” on the consolidated and combined balance sheet. Revenue associated with advance payments is recognized as shipments are made and title, ownership and control pass to the customer.
Trade Receivables
Trade receivables consist of amounts owed from customer sales and are recorded when revenue is recognized. The allowance for trade receivables represents our best estimate of the probable losses associated with potential customer defaults. In developing our allowance for trade receivables, we use a two stage process which includes calculating a general formula to develop an allowance to appropriately address the uncertainty surrounding collection risk of our entire portfolio and specific allowances for customers where the risk of collection has been reasonably identified either due to liquidity constraints or disputes over contractual terms and conditions.
Our method of calculating the general formula consists of estimating the recoverability of trade receivables based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. Our analysis of trade receivable collection risk is performed quarterly, and the allowance is adjusted accordingly.
On January 1, 2018, Accounting Standards Update 2014-09, Revenue from Contracts with Customers, became effective. See Note 3 to our consolidated and combined financial statements in this Form 10-K for more information.

Impairments and valuation of long-lived assets
Our long-lived assets primarily include property, plant and equipment and intangible assets. The Company has no goodwill or indefinite-lived intangible assets as of December 31, 2018.
We test for impairment whenever events or circumstances indicate that the net book value of our property, plant and equipment may not be recoverable from the estimated undiscounted expected future cash flows expected to result from their use and eventual disposition. In cases where the estimated undiscounted expected future cash flows are less than net book value, an impairment loss is recognized equal to the amount by which the net book value exceeds the estimated fair value of assets, which is based on discounted cash flows at the lowest level determinable. The estimated cash flows reflect our assumptions about selling prices, volumes, costs and market conditions over a reasonable period of time.
Income taxes
We have recorded a valuation allowance to reduce deferred tax assets in certain jurisdictions to the amount that we believe is more likely than not to be realized. In assessing the need for this allowance, we have considered a number of factors including future taxable income, the jurisdictions in which such income is earned and our ongoing tax planning strategies. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Similarly, should we conclude that we would be able to realize certain deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.
Additionally, we file income tax returns in the United States and various state and foreign jurisdictions, as part of a FMC legal entity. Certain income tax returns for FMC entities taxable in the U.S. and significant foreign jurisdictions are open for examination and adjustment. We assess our income tax positions and record a liability for all years open to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We adjust these liabilities, if necessary, upon the completion of tax audits or changes in tax law.
On December 22, 2017, the Tax Act was enacted in the United States. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings.
As of December 31, 2018, the Company had completed its accounting for the impacts of the Tax Act.
See Note 9 to our consolidated and combined financial statements included in this Form 10-K for additional discussion surrounding income taxes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in commodity prices, interest rates and foreign currency exchange rates. Our policy is to minimize exposure to our cash flow over time caused by changes in interest and currency exchange rates. To accomplish this, we have implemented a controlled program of risk management consisting of appropriate derivative contracts entered into with major financial institutions.
The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market rates and prices. The range of changes chosen reflects our view of changes that are reasonably possible over a one-year period. Market value estimates are based on the present value of projected future cash flows considering the market rates and prices chosen.
At December 31, 2018, our net financial instrument position was a net liability of $1.3 million. There were no financial instruments at December 31, 2017. The change in the net financial instrument position was primarily due to exchange rate fluctuations in our foreign exchange portfolio. FMC also entered into derivative contracts to hedge exposures at the corporate level. Prior to the Separation, these activities represented activities managed at the corporate level and were not specific to our business, the associated assets or liabilities related to these transactions were not included in the consolidated and combined balance sheets, but the gains or losses associated with these transactions were included in the consolidated and combined statements of operations as these costs are deemed costs incurred to run our business. Subsequent to the Separation, Livent entered into derivative contracts to hedge exposures and the associated assets or liabilities were recorded in our consolidated and combined balance sheets and the gains or losses associated with these transactions were included in the consolidated and combined statements of income.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Foreign Currency Exchange Rate Risk
Our worldwide operations expose us to currency risk from sales, purchases, expenses and intercompany loans denominated in currencies other than the U.S. dollar, our functional currency. The primary currencies for which we have exchange rate exposure are the Euro, the British pound, the Chinese yuan, the Argentine peso, and the Japanese yen. Foreign currency debt and foreign exchange forward contracts are used where we do business, thereby reducing our net asset exposure. Foreign exchange forward contracts are also used to hedge firm and highly anticipated foreign currency cash flows. We currently do not hedge foreign currency risks associated with the Argentine peso due to the limited availability and the high cost of suitable derivative instruments.
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10% change in the foreign currency exchange rates from their levels at December 31, 2018, with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	Net Asset / (Liability) Position with 10% Strengthening	Net Asset / (Liability) Position with 10% Weakening
Net asset/(liability) position at December 31, 2018	$(1.3)	$(8.1)	$4.3
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of December 31, 2018 and 2017, we had no interest rate swap agreements.
Our debt portfolio at December 31, 2018 is composed solely of variable-rate debt; consisting of borrowings under our Revolving Credit Facility. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at December 31, 2018, a one percentage point increase or decrease in interest rates would have increased or decreased, respectively, gross interest expense by $0.3 million for the year ended December 31, 2018.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIVENT CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

(in Millions, Except Per Share Data)	Year Ended December 31,
	2018	2017	2016
Revenue	$442.5	$347.4	$264.1
Costs and Expenses
Costs of sales	236.8	198.6	175.8
Gross Margin	205.7	148.8	88.3
Selling, general and administrative expenses	21.1	13.4	12.0
Corporate allocations	15.7	22.1	13.2
Research and development expenses	3.8	3.1	3.1
Restructuring and other charges	2.6	8.7	1.0
Separation-related costs	9.3	—	—
Total costs and expenses	289.3	245.9	205.1
Income from operations before non-operating pension (benefit)/settlement charges, interest expense, net and income taxes	153.2	101.5	59.0
Non-operating pension (benefit)/settlement charges	(0.2)	31.4	3.6
Interest expense, net	0.3	—	0.9
Income from operations before income taxes	153.1	70.1	54.5
Provision for income taxes	27.0	27.9	7.4
Net income	$126.1	$42.2	$47.1
Weighted average common shares outstanding - basic (1)	127.7	123.0	123.0
Net income per weighted average share - basic	$0.99	$0.34	$0.38
Weighted average common shares outstanding - diluted (1)	127.7	123.0	123.0
Net income per weighted average share - diluted	$0.99	$0.34	$0.38
____________________

(1)
For all prior periods presented and the current period through the completion of the public offering on October 15, 2018, the weighted average shares outstanding for both basic and diluted earnings per share were calculated using 123 million shares of common stock outstanding, which was the number of shares issued to FMC in part in exchange for the asset contribution by FMC to us. Weighted average shares outstanding for all periods prior to the completion of the public offering on October 15, 2018 excludes the 23 million shares of common stock subsequently issued as part of the public offering and over-allotment option exercise. Refer to the discussion in Note 2 for further details.

The accompanying notes are an integral part of these consolidated and combined financial statements.

LIVENT CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(in Millions)	Year Ended December 31,
	2018	2017	2016
Net Income	$126.1	$42.2	$47.1
Other comprehensive (loss) income, net of tax:
Foreign currency adjustments:
Foreign currency translation (loss) gain arising during the period	(2.4)	4.7	(9.1)
Total foreign currency translation adjustments (1)	(2.4)	4.7	(9.1)
Derivative instruments:
Unrealized hedging losses, net of tax of $0.1, zero and zero	(1.2)	—	—
Total derivative instruments, net of tax of $0.1, zero and zero	(1.2)	—	—
Pension and other postretirement benefits:
Unrealized actuarial gains and prior service credits, net of tax of zero, zero and $3.7 (2)	—	—	(16.2)
Reclassification of net actuarial and other gain, amortization of prior service costs and settlement charges, included in net income, net of tax of zero, $(5.4) and $0.1 (3)	—	26.3	0.2
Total pension and other postretirement benefits, net of tax of zero, $(5.4) and $3.6	—	26.3	(16.0)
Other comprehensive (loss) income, net of tax	(3.6)	31.0	(25.1)
Comprehensive income	$122.5	$73.2	$22.0
____________________

(1)
Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries or affiliates since it is our intention that such earnings will remain invested in those affiliates indefinitely.

(2)
For years prior to the Separation Date, we remeasured our pension and postretirement plan obligations at which time we recorded any actuarial gains (losses) and prior service (costs) credits to other comprehensive income.

(3)
For more detail on the components of these reclassifications and the affected line item in the consolidated statements of income (loss) see Note 13 within these consolidated and combined financial statements.

The accompanying notes are an integral part of these consolidated and combined financial statements.

LIVENT CORPORATION
CONSOLIDATED AND COMBINED BALANCE SHEETS

	December 31,
(in Millions, Except Share and Par Value Data)	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$28.3	$1.2
Trade receivables, net of allowance of approximately $0.1 in 2018 and 2017	141.4	122.7
Inventories, net	71.8	49.6
Prepaid and other current assets	59.8	32.6
Total current assets	301.3	206.1
Property, plant and equipment, net	275.7	220.7
Other assets	80.0	67.0
Deferred income taxes	3.0	2.4
Total assets	$660.0	$496.2
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, trade and other	$72.0	$59.7
Advance payments from customers	—	1.8
Accrued and other liabilities	46.8	21.3
Income taxes	1.6	3.2
Total current liabilities	120.4	86.0
Long-term debt	34.0	—
Environmental liabilities	5.9	5.9
Deferred income taxes	2.5	8.2
Other long-term liabilities	9.3	10.7
Commitments and contingent liabilities (Note 16)
Equity
Common stock; $0.001 par value; 2,000,000,000 shares authorized in 2018; 146,000,000 shares issued and outstanding in 2018	0.1	—
Net parent investment	—	431.0
Capital in excess of par value of common stock	511.1	—
Retained earnings	25.9	—
Accumulated other comprehensive loss	(49.2)	(45.6)
Total equity	487.9	385.4
Total liabilities and equity	$660.0	$496.2

The accompanying notes are an integral part of these consolidated and combined financial statements.

LIVENT CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in Millions)	Year Ended December 31,
	2018	2017	2016
Cash provided by operating activities:
Net income	$126.1	$42.2	$47.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17.8	15.9	14.8
Change in excess of FIFO cost over LIFO cost	0.6	(1.0)	0.6
Restructuring and other charges	2.6	8.7	1.0
Deferred income taxes	(3.1)	(0.7)	0.4
Pension and other postretirement benefits	0.5	32.5	4.9
Share-based compensation	4.4	3.4	2.1
Changes in operating assets and liabilities:
Trade receivables, net	(20.8)	(71.3)	(8.3)
Inventories	(24.2)	6.9	(7.9)
Accounts payable, trade and other	13.8	32.5	1.8
Income taxes	(5.2)	6.7	(0.7)
Change in prepaid and other current assets and other assets	(31.8)	(9.9)	20.8
Change in accrued and other current and long-term liabilities	11.3	(7.6)	(25.6)
Cash provided by operating activities	92.0	58.3	51.0
Cash required by investing activities:
Capital expenditures	(73.6)	(48.9)	(25.7)
Proceeds from disposal of property, plant and equipment	—	0.2	—
Payments associated with long-term supply agreements	—	(10.0)	—
Other investing activities	(4.8)	(3.8)	(5.6)
Cash required by investing activities	(78.4)	(62.5)	(31.3)
Cash provided (required) by financing activities:
Decrease in short-term debt	—	—	(10.7)
Proceeds from issuance of long-term debt	34.0	—	—
Proceeds from IPO, net of fees	368.7	—	—
Distribution payment to FMC	(365.7)	—	—
Net change in net parent investment	(24.0)	1.5	(7.9)
Cash provided (required) by financing activities	13.0	1.5	(18.6)
Effect of exchange rate changes on cash and cash equivalents	0.5	(0.1)	—
Increase (decrease) in cash and cash equivalents	27.1	(2.8)	1.1
Cash and cash equivalents, beginning of period	1.2	4.0	2.9
Cash and cash equivalents, end of period	$28.3	$1.2	$4.0
Cash paid for interest, net of capitalized interest was $0.3 million, zero and $0.8 million and income taxes paid, net of refunds was $35.3 million, $21.9 million and $7.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Accrued additions to property, plant and equipment, net at December 31, 2018, 2017 and 2016 were $3.6 million, $5.5 million and $0.3 million, respectively, and are excluded from the change in accounts payable, trade and other within cash provided by operating activities.

The accompanying notes are an integral part of these consolidated and combined financial statements.

LIVENT CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(in Millions, Except Per Share Data)	Net Parent Investment	Common Stock, $0.001 Per Share Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance December 31, 2015	$348.1	$—	$—	$—	$(51.5)	$296.6
Net income	47.1	—	—	—	—	47.1
Net pension and other benefit actuarial gains/(losses) and prior service costs, net of income tax	—	—	—	—	(16.0)	(16.0)
Foreign currency translation adjustments	—	—	—	—	(9.1)	(9.1)
Net change in parent investment	(7.9)	—	—	—	—	(7.9)
Balance December 31, 2016	$387.3	$—	$—	$—	$(76.6)	$310.7
Net income	42.2	—	—	—	—	42.2
Net pension and other benefit actuarial gains and prior service costs, net of income tax	—	—	—	—	26.3	26.3
Foreign currency translation adjustments	—	—	—	—	4.7	4.7
Net change in parent investment	1.5	—	—	—	—	1.5
Balance December 31, 2017	$431.0	$—	$—	$—	$(45.6)	$385.4
Net income	100.2	—	—	25.9	—	126.1
Stock compensation plans	—	—	1.0	—	—	1.0
Unrealized hedging losses, net of income tax	—	—	—	—	(1.2)	(1.2)
Foreign currency translation adjustments	—	—	—	—	(2.4)	(2.4)
Net change in parent investment	(24.0)	—	—	—	—	(24.0)
Issuance of common stock - IPO, net of fees	—	—	368.7	—	—	368.7
Distribution to FMC	(365.7)	—	—	—	—	(365.7)
Issuance of common stock to FMC in connection with the Separation and reclassification of Net parent investment	(141.5)	0.1	141.4	—	—	—
Balance December 31, 2018	$—	$0.1	$511.1	$25.9	$(49.2)	$487.9

The accompanying notes are an integral part of these consolidated and combined financial statements.

LIVENT CORPORATION
NOTES TO CONOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 1: Description of the Business
Background and Nature of Operations
Livent Corporation ("Livent", "we", "us", "Company" or "our"), manufactures lithium for use in a wide range of lithium products, which are used primarily in energy storage, specialty polymers, and chemical synthesis applications. We serve a diverse group of markets. Our product offerings are primarily inorganic and generally have few cost-effective substitutes. A major growth driver for lithium in the future will be the rate of adoption of electric vehicles.
Most markets for lithium chemicals are global with significant growth occurring both in Asia and North America, primarily driven by the development and manufacture of lithium-ion batteries. We are one of the primary producers of performance lithium compounds.
The Separation
On March 31, 2017, our parent, FMC Corporation ("Parent" or "FMC") publicly announced a plan to separate Livent into a publicly traded company (the “Separation”). Prior to the completion of the initial public offering ("IPO") on October 15, 2018, we were a wholly owned subsidiary of FMC, and all of our outstanding shares of common stock were owned by FMC. Following a series of restructuring steps, on October 1, 2018, prior to the IPO of Livent common stock, FMC transferred to us substantially all of the assets and liabilities of its lithium business (the “Lithium Business”). In exchange, we issued to FMC all 123 million shares of our common stock.
On October 15, 2018 (the "Separation Date"), we completed the IPO and sold 20 million shares of Livent common stock to the public at a price of $17.00 per share. On November 8, 2018, the underwriters exercised, in full, their option (the "Over-allotment Option Exercise") to purchase an additional 3 million shares of our commons stock, the closing of which was completed on November 13, 2018. Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “LTHM.”
Net proceeds from the sale of 23 million shares of our common stock issued in connection with the IPO and Over-allotment Option Exercise were approximately $369 million, after deducting underwriting discounts and commissions. The net proceeds from the offering, after payment of financing fees and other IPO related costs, were subsequently distributed to FMC. Immediately following the IPO and Over-allotment Option Exercise, FMC owned approximately 84% of our outstanding common stock. Accordingly, we are considered a “controlled company” under the NYSE rules.
Pursuant to U.S. GAAP, costs incurred associated with separation activities are expensed as incurred. For the Livent Separation, these costs primarily consist of legal, accounting, professional advisory and other transaction fees associated with the preparation and execution of separation activities. Livent generally expects to continue to incur such separation related costs up to one year from the Separation Date or until such time an orderly separation and transition of various functions and processes is in place.
The Distribution
FMC has informed us that it plans to make a tax-free distribution to its stockholders of all of its remaining equity interest in us on March 1, 2019. The distribution (referred to in this Annual Report on Form 10-K as the "Distribution") is expected to be effected as a dividend to all FMC stockholders.

Note 2: Principal Accounting Policies and Related Financial Information
Basis of presentation. The accompanying consolidated and combined financial statements of Livent include the historical accounts of the FMC Lithium segment ("Lithium Business") of FMC , a publicly traded company incorporated in Delaware (United States).

Principles of consolidation and combination. For all periods prior to the Separation, our combined financial statements were derived from FMC's consolidated financial statements and accounting records where the Lithium Business was a division of FMC. These combined financial statements were prepared in accordance with U.S. GAAP and reflect the historical basis and carrying values established when the Company was part of FMC. The accompanying combined financial statements include the operations, financial position, and cash flows of Livent, as carved out from the historical consolidated financial statements of FMC using both specific identification and the allocation methodologies described below. Transactions between the Lithium Business and FMC and its subsidiaries are reflected in the consolidated and combined balance sheets as “Net parent investment” and in the consolidated and combined statements of cash flows as a financing activity in “Net change in net parent investment.” We believe

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

the assumptions underlying the consolidated and combined financial statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by Livent. However, the pre-Separation financial statements and activities do not purport to reflect what the results of operations, comprehensive income/(loss), financial position, equity or cash flows would have been had we operated as an independent public company during the periods presented.

•
The combined statements of income for the years ended December 31, 2017 and December 31, 2016 and the pre-Separation period in the consolidated and combined statement of income for year ended December 31, 2018 reflect the direct, indirect and allocated costs for various corporate function services historically provided by FMC, such as information technology, compensation and benefits, human resources, engineering, finance and internal audit. These allocations are based on either a specific identification basis or, when specific identification is not practicable, proportional allocation methods (i.e., using third-party sales, headcount, etc.), depending on the nature of the services. Actual costs that would have been incurred if Livent had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions in various areas such as information technology and infrastructure.

•	Net parent investment represents our Parent’s historical investment in us, our accumulated net earnings after taxes and the net effect of transactions with and allocations from our Parent.
For the combined statements of income for the years ended December 31, 2017 and December 31, 2016 and the pre-Separation period in the consolidated and combined statement of income for year ended December 31, 2018, Livent functioned as part of the larger group of businesses controlled by FMC and, accordingly, utilized centralized functions, such as facilities and information technology of FMC to support its operations. Accordingly, a portion of the shared service costs were historically allocated to Livent. FMC also performed certain corporate functions for Livent. The corporate expenses related to Livent have been allocated from the Parent. These allocated costs are primarily related to certain governance and corporate functions such as finance, internal audit, treasury, tax, human resources benefits and compensation, legal, investor relations, and certain other costs. Where it is possible to specifically attribute such expenses to activities of Livent, these amounts have been charged or credited directly to Livent without allocation or apportionment. Allocation of other such expenses is based on a reasonable reflection of the utilization of the service provided to or benefits received by Livent during the periods presented on a consistent basis, such as, but not limited to, a relative percentage of headcount, tangible assets, third-party sales, cost of goods sold or segment operating profit, defined by FMC as segment revenue less operating expenses. The aggregate costs allocated for these functions to Livent are included in “Corporate allocations” within the consolidated and combined statements of operations and are shown in detail within the following table.

	Year Ended December 31,
(in Millions)	2018 (5)	2017	2016
Livent shared service costs (1)	$4.6	$5.4	$3.8
FMC Corporate shared service costs allocated to Livent (2)	1.9	3.8	1.8
Stock compensation expense (3)	2.7	2.6	1.3
FMC Corporate expense allocation (4)	6.5	10.3	6.3
Total Corporate allocations	$15.7	$22.1	$13.2
____________________

(1)
Represents Livent’s portion of shared service costs historically allocated to Livent through the October 15, 2018 Separation Date. Does not include $6.4 million, $7.1 million and $5.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, of shared service costs historically allocated to and recorded within “Cost of sales” on the consolidated and combined statements of operations.

(2)	Amounts represent the Parent's Corporate shared service cost allocated to Livent.

(3)
Stock compensation expense represents the allocation of the Parent’s Corporate stock compensation expense and the costs specifically identifiable to Livent employees. These amounts exclude the previously allocated portion included within Livent's shared service costs of $0.6 million, $0.8 million and $0.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

(4)	Represents the additional costs of the centralized functions of the Parent allocated to Livent.

(5)
Includes Corporate allocations through the Separation Date. Expenses were not allocated to Livent from FMC subsequent to the Separation Date. Costs incurred under the TSA subsequent to the Separation Date are direct charges to our consolidated and combined statements of operations.

Subsequent to the Separation, the accompanying consolidated financial statements are presented on a consolidated basis and include all of the accounts and operations of Livent and its majority-owned subsidiaries. The financial statements reflect the financial position, results of operations and cash flows of Livent in accordance with U.S. GAAP. All significant intercompany accounts and transactions are eliminated in consolidation.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Earnings per share. The weighted average common shares outstanding for both basic and diluted earnings per share for all pre-Separation periods presented was calculated, in accordance with ASC 260, Earnings Per Share (ASC 260), using 123 million shares of common stock outstanding, which reflects the number of shares held by FMC prior to the IPO.
In connection with our IPO, we issued 20 million shares of our common stock to the public at a public offering price of $17.00 per share. The IPO closed on October 15, 2018. On November 13, 2018, the Company closed on the sale of an additional 3 million shares of its common stock pursuant to the Over-allotment Option Exercise. In accordance with ASC 260, the 23 million shares issued in connection with the IPO and Over-allotment Option Exercise are included in earnings per share calculations for periods subsequent to the closing of the IPO and Over-allotment Option Exercise and are not included in the earnings per share calculations for periods prior to the closing of the IPO. See Note 14 for further information regarding earnings per share.
Estimates and assumptions. In preparing the financial statements in conformity with U.S. GAAP we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results are likely to differ from those estimates, but we do not believe such differences will materially affect our financial position, results of operations or cash flows.
Cash equivalents. We consider investments in all liquid debt instruments with original maturities of three months or less to be cash equivalents.
Trade receivables, net of allowance. Trade receivables consist of amounts owed to us from customer sales and are recorded when revenue is recognized. The allowance for trade receivables represents our best estimate of the probable losses associated with potential customer defaults. In developing our allowance for trade receivables, we use a two stage process which includes calculating a general formula to develop an allowance to appropriately address the uncertainty surrounding collection risk of our entire portfolio and specific allowances for customers where the risk of collection has been reasonably identified either due to liquidity constraints or disputes over contractual terms and conditions.
Our method of calculating the general formula consists of estimating the recoverability of trade receivables based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. Our analysis of trade receivable collection risk is performed quarterly, and the allowance is adjusted accordingly. The allowance for trade receivable was less than $0.1 million as of December 31, 2018 and 2017. The provision to the allowance for receivables charged against operations was less than $0.1 million for the year ended December 31, 2018. There was no provision to the allowance for trade receivables charged against operations for the years ended December 31, 2017 and 2016.
Inventories. Inventories are stated at the lower of cost or market value. Inventory costs include those costs directly attributable to products before sale, including all manufacturing overhead but excluding distribution costs. All domestic inventories, excluding materials and supplies, are determined on a last-in, first-out (“LIFO”) basis and our remaining inventories are recorded on a first-in, first-out (“FIFO”) basis. See Note 5 for more information.
Property, plant and equipment. We record property, plant and equipment, including capitalized interest, at cost. We recognize acquired property, plant and equipment, from acquisitions at its estimated fair value. Depreciation is provided principally on the straight-line basis over the estimated useful lives of the assets (land improvements — 20 years, buildings — 20 to 40 years, and machinery and equipment — three to 18 years). Gains and losses are reflected in income upon sale or retirement of assets. Expenditures that extend the useful lives of property, plant and equipment or increase productivity are capitalized. Ordinary repairs and maintenance are expensed as incurred through operating expense.
Capitalized interest. Capitalized interest balances as of December 31, 2018 and 2017 were $8.5 million and $8.2 million, respectively. For the years ended December 31, 2018, 2017 and 2016 we capitalized interest costs of $0.2 million , $1.5 million, and $1.3 million, respectively. These costs were associated with the construction of certain long-lived assets and have been capitalized as part of the cost of those assets. We amortize capitalized interest over the estimated useful lives of the assets.
Impairments of long-lived assets. We review the recoverability of the net book value of long-lived assets whenever events and circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the net book value, we recognize an impairment loss equal to an amount by which the net book value exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. There were no impairments during the three years ended December 31, 2018.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Asset retirement obligations. We record asset retirement obligations (“AROs”) at fair value at the time the liability is incurred if we can reasonably estimate the settlement date. The associated AROs are capitalized as part of the carrying amount of related long-lived assets. In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. We also adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon retirement of the long-lived asset, we either settle the obligation for its recorded amount or incur a gain or loss.
We have mining operations and legal reclamation obligations related to our facilities upon closure of the mines. The AROs primarily relate to post-closure reclamation of brine wells and sites involved in the surface mining and manufacturing of lithium in Argentina. Also, we have obligations at certain of our manufacturing facilities and offices in the event of permanent plant shutdown.
The carrying amounts for the AROs for the years ended December 31, 2018 and 2017 are $0.2 million and $0.2 million, respectively. These amounts are included in "Other long-term liabilities" on the consolidated and combined balance sheets.
Financial instruments. Our financial instruments are trade receivables, trade payables and derivatives. These financial instruments are recorded at cost, which approximates fair value due to the short-term nature of the instruments. Our Parent also entered into derivative contracts to hedge exposures at the corporate level. Prior to the Separation, these activities represent activities managed at the corporate level and were not specific to our business, the associated assets or liabilities related to these transactions were not included in the consolidated and combined balance sheets, but the gains or losses associated with these transactions were included in the consolidated and combined statements of operations as these costs are deemed costs incurred to run our business. Subsequent to the Separation, Livent entered into derivative contracts to hedge exposures and the associated assets or liabilities were recorded in our consolidated and combined balance sheets and the gains or losses associated with these transactions were included in the consolidated and combined statements of income.
Restructuring and other charges. We continually perform strategic reviews and assess the return on our businesses. This sometimes results in a plan to restructure the operations of our business. We record an accrual for severance and other exit costs under the provisions of the relevant accounting guidance.
Additionally, as part of these restructuring plans, write-downs of long-lived assets may occur. Two types of assets are impacted: assets to be disposed of by sale and assets to be abandoned. Assets to be disposed of by sale are measured at the lower of carrying amount or estimated net proceeds from the sale. Assets to be abandoned with no remaining future service potential are written down to amounts expected to be recovered. The useful life of assets to be abandoned that have a remaining future service potential are adjusted and depreciation is recorded over the adjusted useful life.
Finite-lived intangible assets. Finite-lived intangible assets consist of a patent, which is being amortized over a period of 15 years.
Revenue recognition. Revenue from product sales is recognized when (or as) we satisfy a performance obligation by transferring the promised goods to a customer, that is, when control of the good transfers to the customer. The customer is then invoiced at the agreed-upon price with payment terms generally ranging from 30 to 180 days.
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
We record amounts billed for shipping and handling fees as revenue. Costs incurred for shipping and handling are recorded as costs of sales. Amounts billed for sales and use taxes, value-added taxes, and certain excise and other specific transactional taxes imposed on revenue-producing transactions are presented on a net basis and excluded from revenue in the consolidated and combined statements of operations. We record a liability until remitted to the respective taxing authority. See Note 4 for further details regarding revenue recognition.
Research and Development. Research and development costs are expensed as incurred.
Income and other taxes. We provide current income taxes on income reported for financial statement purposes adjusted for transactions that do not enter into the computation of income taxes payable and recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

liabilities. Prior to separation, pursuant to the tax matters agreement with FMC, in jurisdictions where we file consolidated returns with FMC, we have recorded our allocated share of the consolidated liability in Accrued and other liabilities in our consolidated and combined balance sheets. In taxing jurisdictions where we file as a standalone entity we have recorded the tax liability/benefit to income tax payable/receivable. We do not provide income taxes on the equity in undistributed earnings of consolidated foreign subsidiaries as it is our intention that such earnings will remain invested in those companies.
Segment information. We operate as one reportable segment based on the commonalities among our products and services and the manner in which we review and evaluate operating performance. Geographical revenue disclosures based on the location of our customers are included in Note 4 within these consolidated and combined financial statements.
Stock-based compensation. Prior to the consummation of the Separation, we did not sponsor any stock compensation plans. Instead, our eligible employees participated in our Parent’s sponsored stock-based compensation plans. Prior to the consummation of the Separation, our employees continued to participate in the Parent’s stock-based compensation plans and we recognized stock-based compensation expense based on the awards granted to our employees. We also recorded an allocation of stock-based compensation for corporate employees based on segment operating profit, defined by FMC as segment revenue less operating expenses. Stock-based compensation expense for the three years ended December 31, 2018 has been recognized for all share options and other equity-based arrangements. Stock-based compensation cost is measured at the date of grant, based on the fair value of the award, and is recognized over the employee’s requisite service period. We made a policy election to recognize forfeitures in stock based compensation expense as they occur. See Note 12 for more information.
In October 2018, Livent registered 4,290,000 shares of Livent common stock which, as of December 31, 2018, is authorized for issuance pursuant to awards under the Livent Corporation Incentive Compensation and Stock Plan (the "Livent Plan"). In connection with the IPO, Livent granted certain of our executives special, one-time equity awards pursuant to the Livent Plan.
Pension and other postretirement benefits. FMC provides a range of benefits, including pensions, postretirement and postemployment benefits to eligible current and former employees, of which certain of our employees participate. For purposes of the Livent's consolidated and combined financial statements, the U.S. defined benefit plan is being treated as a multiple employer plan. Accordingly, the benefit obligations, plan assets and accumulated other comprehensive income (loss) amounts are not shown in the consolidated and combined balance sheets.
In connection with the Separation, the United Kingdom defined benefit pension plan (“U.K. Plan”), was a legal obligation of the Livent United Kingdom legal entity, has been included in the Livent financial statements up to the point of plan termination as described below. In 2016, FMC made a $20.7 million payment into our U.K. Plan in order to annuitize the remaining pension obligation. This action removed all future funding requirements for this plan. The assets of $45.2 million supporting the remaining pension obligation were moved into an annuity at December 31, 2016 which qualified as a Level 3 investment in the fair value hierarchy. In October 2017, FMC completed the buy-out of the annuity, completing the plan termination and relieving FMC of the pension liability for the U.K. Plan. The termination resulted in a settlement charge of $32.5 million. See Note 11 for more information.
Environmental obligations. We provide for environmental-related obligations when they are probable and amounts can be reasonably estimated. Where the available information is sufficient to estimate the amount of liability, that estimate has been used.
Included in our environmental liabilities are costs for the operation, maintenance and monitoring of site remediation plans (“OM&M”). Such reserves are based on our best estimates for these OM&M plans. Over time we may incur OM&M costs in excess of these reserves. However, we are unable to reasonably estimate an amount in excess of our recorded reserves because we cannot reasonably estimate the period for which such OM&M plans will need to be in place or the future annual cost of such remediation, as conditions at these environmental sites change over time. Such additional OM&M costs could be significant in total but would be incurred over an extended period of years.
Environmental remediation charges represent the costs for the continuing charges associated with environmental remediation at operating sites from previous years and from products that are no longer manufactured. Livent has one environmental remediation site located in Bessemer City, North Carolina. The charges associated with the cost of remediation for the years ended December 31, 2018, 2017 and 2016 are $0.2 million, $0.4 million and $0.2 million, respectively. These amounts are recorded as a component within “Restructuring and other charges” on the consolidated and combined statements of income. The total environmental remediation liability as of December 31, 2018 and 2017 was $6.4 million and $6.4 million, respectively.
Foreign currency. We translate the assets and liabilities of our foreign operations at exchange rates in effect at the balance sheet date. For foreign operations for which the functional currency is not the U.S. dollar, we record translation gains and losses as a component of accumulated other comprehensive loss in equity. The foreign operations’ income statements are translated at the monthly exchange rates for the period. Transactions denominated in foreign currency other than our functional currency of the operation are recorded upon initial recognition at the exchange rate at the date of the transaction. After initial recognition,

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the functional currency at the exchange rate at that date. Exchange rate differences are recognized as foreign currency transaction gain or loss recorded as a component of Costs of Sales in our consolidated and combined statements of operations. We recorded transaction gains of $2.4 million, $2.1 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 3: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New Accounting guidance and regulatory items
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard is effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date). We are evaluating the effect the guidance will have on our consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This new standard permits a company to reclassify the income tax effects of the change in the U.S federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances as well as other income tax effects related to the application of the Tax Cuts and Jobs Act ("the Act") within accumulated other comprehensive income (“AOCI”) to retained earnings. There are also new required disclosures such as a description of the accounting policy for releasing income tax effects from AOCI as well as certain disclosures in the period of adoption if a company elects to reclassify the income tax effects. The new standard is effective for fiscal years beginning after December 15, 2018 (i.e. a January 1, 2019 effective date), and interim periods within those fiscal years, with early adoption permitted. We believe the adoption will not have a material impact on our consolidated and combined financial statements other than a reclassification of certain income tax effects.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new standard is effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date), with early adoption permitted for fiscal years beginning after December 15, 2018. We are evaluating the effect the guidance will have on our consolidated financial statements.
In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). Under the new guidance, lessees are required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. We have adopted this standard as of January 1, 2019 utilizing a modified retrospective approach and have elected the optional transition practical expedient. Under this transition practical expedient, only contracts that exist as of, or are entered into on or after January 1, 2019 are transitioned, with a cumulative effect adjustment as of January 1, 2019. All comparative periods prior to January 1, 2019 will retain the financial reporting and disclosure requirements of ASC 840. While we are still finalizing the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures, we have performed various assessment, lease abstraction, and operational activities as part of our established project plan to support the implementation of the new lease standard. As part of our impact assessment, we have performed scoping exercises and determined our current lease population, which is approximately 40 leases. This population includes leases identified in our embedded lease assessment process. Information from these leases have been abstracted into our lease accounting software, which will assist us in the quantification of the expected impact on the consolidated balance sheets and facilitate the calculations of the related accounting entries and disclosures. We continue to update this population in our software as new leases are entered or modified and reassess the impact, accordingly. We have also assessed any potential impacts on our internal controls, business processes, and accounting policies related to both the implementation and ongoing compliance of the new guidance and have made updates and/or created new controls and processes to address the significant changes as a result of the adoption of ASU 2016-02.

Additionally, we have developed drafts of our new footnote disclosures required under the new standard that will be disclosed in our first quarter Form 10-Q, but will continue to work on finalizing them during the first quarter of 2019. Although we are still finalizing the quantitative effects of ASU 2016-02, we expect total assets and total liabilities will increase between $15 million and $20 million in the period of adoption (this range represents the discounted impact).

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Recently adopted accounting guidance
In March 2018, the FASB issued ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("SAB 118"). This update amends several paragraphs in ASC 740, Income Taxes, that contain SEC guidance related to SAB 118, which was previously issued in December 2017 by the SEC. These amendments are effective upon inclusion in the codification. We identified certain adjustments to amounts previously recorded for the remeasurement of the net deferred tax liability and nonrecurring repatriation tax on accumulated earnings of foreign subsidiaries that results in a net tax expense of $0.6 million. Our analysis under SAB 118 is complete. Refer to Note 9 for more information.
In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting. This ASU provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard is effective for fiscal years beginning after December 15, 2017 (i.e. a January 1, 2018 effective date). There was no impact to our consolidated and combined financial statements upon adoption.
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU provides requirements for the presentation and disclosure of net benefit cost on the financial statements. The service cost component of net benefit cost is required to be presented in the income statement line item where the associated compensation cost is reported, while the other components of net benefit cost are required to be presented outside of operating income. The new standard is effective for fiscal years beginning after December 15, 2017 (i.e. a January 1, 2018 effective date). We adopted this standard on a retrospective basis in the first quarter of 2018. As a result, we have reclassified “Non-operating pension (benefit)/settlement charges” out of “Income from operations before interest expense, net and income taxes” and into “Income from operations before income taxes.” There was no impact to “Net income” on our consolidated and combined statements of operations.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. Under the new guidance, an entity will recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard was effective for fiscal years beginning after December 15, 2017 (i.e. a January 1, 2018 effective date), with early adoption permitted only in the first quarter of a fiscal year. We adopted this standard beginning in 2018. There was no material impact to our consolidated financial statements upon adoption.
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
The standard impacted our disclosures including disclosures presenting further disaggregation of revenue. Refer to Note 4 for further information. Based on our assessment, there was no cumulative catchup effect of initially applying ASC 606 that required an adjustment to our retained earnings.
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

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Note 4: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and by product categories.
The following table provides information about disaggregated revenue by major geographical region:

	Year Ended December 31,
(in Millions)	2018	2017	2016
North America (1)	$84.4	$81.4	$65.3
Latin America	2.0	2.0	2.4
Europe, Middle East & Africa	74.5	59.5	42.1
Asia Pacific (1)	281.6	204.5	154.3
Total Revenue	$442.5	$347.4	$264.1
____________________

(1)
In 2018, countries with sales in excess of 10% of combined revenue consisted of Japan, the U.S. and China. Sales for the year ended December 31, 2018 for Japan, the U.S. and China totaled $116.5 million, $82.4 million and $118.6 million, respectively, while sales for the year ended December 31, 2017 totaled $92.2 million, $78.5 million and $69.9 million, respectively, and sales for the year ended December 31, 2016 totaled $68.5 million, $63.5 million and $51.5 million, respectively.

For the years ended December 31, 2018, 2017 and 2016, one customer accounted for approximately 14%, 14% and 13% of total revenue, respectively and our 10 largest customers accounted in aggregate for approximately 53%, 45% and 40% of our revenue, respectively. A loss of any material customer could have a material adverse effect on our business, financial condition and results of operations.
The following table provides information about disaggregated revenue by major product category:

	Year Ended December 31,
(in Millions)	2018	2017	2016
Lithium Hydroxide	$222.7	$157.5	$68.2
Butyllithium	99.0	91.3	83.7
High Purity Lithium Metal and Other Specialty Compounds	62.5	58.1	49.4
Lithium Carbonate and Lithium Chloride	58.3	40.5	62.8
Total Revenue	$442.5	$347.4	$264.1
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
Sale of Goods
Revenue from product sales is recognized when (or as) we satisfy a performance obligation by transferring the promised goods to a customer, that is, when control of the good transfers to the customer. The customer is then invoiced at the agreed-upon price with payment terms generally ranging from 30 to 180 days.
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

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

We record amounts billed for shipping and handling fees as revenue. Costs incurred for shipping and handling are recorded as distribution costs. Amounts billed for sales and use taxes, value-added taxes, and certain excise and other specific transactional taxes imposed on revenue-producing transactions are presented on a net basis and excluded from revenue in the consolidated and combined statements of operations. We record a liability until remitted to the respective taxing authority.
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

	Balance as of
(in Millions)	December 31, 2018	December 31, 2017	Increase (Decrease)
Receivables from contracts with customers, net of allowances	$141.4	$122.7	$18.7
Contract liabilities: Advance payments from customers	—	1.8	(1.8)
The amount of revenue recognized in the current period that was included in the opening contract liability balance was $1.8 million.
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

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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
Occasionally, we may enter into multi-year take or pay supply agreements with customers. The aggregate amount of revenue expected to be recognized related to these contracts’ performance obligations that are unsatisfied or partially satisfied is approximately $66 million in 2019 and $49 million in 2020. These approximate revenues do not include amounts of variable consideration attributable to contract renewals or contract contingencies. Based on our past experience with the customers under these arrangements, we expect to continue recognizing revenue in accordance with the contracts as we transfer control of the product to the customer (refer to the sales of goods section for our determination of transfer of control). However, in the case a shortfall of volume purchases occurs, we will recognize the amount payable by the customer over the remaining performance obligations in the contract.
Practical Expedients and Exemptions
We have elected the following practical expedients following the adoption of ASC 606:

a.
Costs of obtaining a contract: We incur certain costs such as sales commissions which are incremental to obtaining the contract. We have taken the practical expedient of expensing such costs to obtain a contract, as and when they are incurred, when the expected amortization period is one year or less.

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

Note 5: Inventories, Net
Inventories consisted of the following:

	December 31,
(in Millions)	2018	2017
Finished goods	$22.2	$4.0
Semi-finished goods	36.6	34.3
Raw materials, supplies, and other	14.5	12.2
FIFO inventory	$73.3	$50.5
Less: Excess of FIFO cost over LIFO cost	(1.5)	(0.9)
Inventories, net	$71.8	$49.6
Approximately 21% and 24% of our inventories in 2018 and 2017, respectively were recorded on the LIFO basis.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Note 6: Property, Plant and Equipment, Net
Property, plant and equipment consisted of the following:

	December 31,
(in Millions)	2018	2017
Land and land improvements	$78.8	$65.0
Buildings	53.7	62.9
Machinery and equipment	250.7	225.7
Construction in progress	85.6	53.6
Total cost	$468.8	$407.2
Accumulated depreciation	(193.1)	(186.5)
Property, plant and equipment, net	$275.7	$220.7

Depreciation expense was $15 million, $14.9 million, and $14.2 million in 2018, 2017 and 2016, respectively.

Note 7: Restructuring and Other Charges
The following table shows total restructuring and other charges included in the respective line items of the consolidated and combined statements of income:

	Year Ended December 31,
(in Millions)	2018	2017	2016
Restructuring charges and asset disposals	$2.4	$8.3	$—
Other charges, net	0.2	0.4	1.0
Total restructuring and other charges	$2.6	$8.7	$1.0

Restructuring charges and asset disposals

	Year Ended December 31,
	2018			2017
(in Millions)	Bessemer City	Miscellaneous Items	Total	Bessemer City	Miscellaneous Items	Total
Asset disposal charges (1)	$0.5	$—	$0.5	$4.0	$—	$4.0
Miscellaneous charges (2)	1.9	—	1.9	3.7	0.5	4.2
Severance and employee benefits (3)	—	—	—	0.1	—	0.1
Total restructuring charges (4)	$2.4	$—	$2.4	$7.8	$0.5	$8.3
____________________

(1)	Primarily represents fixed asset write-offs which were or are to be abandoned.

(2)	Primarily represents costs associated with demolition and other miscellaneous exit costs.

(3)	Represents severance and employee benefits charges.

(4)	There were no restructuring charges and asset disposals for the year ended December 31, 2016.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending. These amounts exclude asset retirement obligations.

(in Millions)	Restructuring Reserve Total (1)
Balance December 31, 2016	$0.3
Change in reserves (2)	3.8
Cash payments	(0.9)
Other	(0.3)
Balance December 31, 2017	$2.9
Change in reserves (2)	1.9
Cash payments	(1.2)
Balance December 31, 2018	$3.6
____________________

(1)	Included in "Accrued and other current liabilities" on the consolidated and combined balance sheets.

(2)	Primarily related to facility shutdowns and other miscellaneous exit costs.

Other charges, net

	Year Ended December 31,
(in Millions)	2018	2017	2016
Argentina devaluation	$—	$—	$0.6
Environmental charges, net	0.2	0.4	0.2
Other items, net	—	—	0.2
Other charges, net	$0.2	$0.4	$1.0
Argentina Devaluation
On December 17, 2015, the Argentina government initiated actions to significantly devalue its currency. These actions continued into a portion of first quarter of 2016. These actions created an immediate loss associated with the impacts of the remeasurement of our local balance sheet. Due to the severity of the event and its immediate impact to our operations in the country, the charge associated with the remeasurement was included within restructuring and other charges in our combined statements of operations during the period. We believe these actions have ended and do not expect further charges for remeasurement to be included within restructuring and other charges.
Environmental charges, net
Environmental charges represent charges associated with environmental remediation with respect to certain discontinued products. There is one environmental remediation site in Bessemer City, North Carolina.

Note 8: Environmental Obligations
We are subject to various federal, state, local and foreign environmental laws and regulations that govern emissions of air pollutants, discharges of water pollutants, and the manufacture, storage, handling and disposal of hazardous substances, hazardous wastes and other toxic materials and remediation of contaminated sites. We are also subject to liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the clean-up of hazardous substances released from the facility into the environment. We are also subject to liabilities under the Resource Conservation and Recovery Act (“RCRA”) and analogous state laws that require owners and operators of facilities that have treated, stored or disposed of hazardous waste pursuant to a RCRA permit to follow certain waste management practices and to clean up releases of hazardous substances into the environment associated with past or present practices. In addition, when deemed appropriate, we enter certain sites with potential liability into voluntary remediation compliance programs, which are also subject to guidelines that require owners and operators, current and previous, to clean up releases of hazardous substances into the environment associated with past or present practices.
Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. As of the periods presented, the Bessemer City site located in North Carolina is the only site for which we have a reserve. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation can be made. Accordingly, total reserves of $6.4 million existed at each of the years ended December 31, 2018 and 2017.
The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amount accrued by approximately $3 million at December 31, 2018. This reasonably possible estimate is based upon information available as of the date of the filing and the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to the site.
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

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The table below is a roll forward of our total environmental reserves from December 31, 2016 to December 31, 2018.

(in Millions)	Environmental Reserves Total
Balance December 31, 2016	$6.3
Change in reserves	0.4
Cash payments	(0.3)
Balance December 31, 2017	$6.4
Change in reserves	0.2
Cash payments	(0.2)
Balance December 31, 2018	$6.4

The table below provides detail of current and long-term environmental reserves.

	December 31,
(in Millions)	2018	2017
Environmental reserves, current (1)	$0.5	$0.5
Environmental reserves, long-term (2)	5.9	5.9
Total environmental reserves	$6.4	$6.4
______________

(1)	These amounts are included within “Accrued and other liabilities” on the consolidated and combined balance sheets.

(2)	These amounts are included in "Environmental liabilities" on the consolidated and combined balance sheets.

Note 9: Income Taxes
Tax Cuts and Jobs Act of 2017
On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Act”) was enacted in the United States. The Tax Act significantly revised the U.S. corporate income tax structure resulting in changes to the Company’s expected U.S. corporate taxes expense for 2017 and in future periods. Effective January 1, 2018, the Tax Act, among other things, reduced the U.S. federal corporate tax rate from 35 percent to 21 percent, created new provisions related to foreign sourced earnings, and eliminated the deduction for domestic production activities. The Tax Act also imposed a one-time transition tax (“transition tax”) on the cumulative earnings and profits of foreign subsidiaries that were previously not repatriated and therefore not taxed for U.S. income tax purposes.
For the year ended December 31, 2017 we recognized provisional expense of $11.1 million for the remeasurement of the Company’s U.S. net deferred tax liabilities and transition tax. In accordance with Staff Accounting Bulletin 118 ("SAB 118"), income tax effects of the Tax Act were refined upon obtaining, preparing, or analyzing additional information during the measurement period. During the twelve months ended December 31, 2018, we recorded an adjustment to our provisional expense in the amount $0.6 million regarding the transition tax and other effects of the Tax Act. At December 31, 2018, the Company had completed its accounting for the impacts of the Tax Act.
For tax years beginning after December 31, 2017, the Tax Act introduced new provisions for U.S. taxation of certain global intangible low-taxed income (“GILTI”) and tax deductions for certain foreign-derived intangible income (“FDII”). For the year ended December 31, 2018, we recorded a tax benefit related to the FDII provisions of the Tax Act and an immaterial tax expense related to the GILTI provisions of the Tax Act. In addition, we made the accounting policy election to account for GILTI as it is incurred.
The impacts of the Tax Act are presented herein as part of our results from operations.
Domestic and foreign components of income from operations before income taxes are shown below:

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
(in Millions)	2018	2017	2016
Domestic	$38.6	$30.8	$10.6
Foreign	114.5	39.3	43.9
Total	$153.1	$70.1	$54.5
The provision for income taxes attributable to income from operations consisted of:

	Year Ended December 31,
(in Millions)	2018	2017	2016
Current:
Federal (1)	$11.7	$23.1	$4.5
Foreign	18.4	4.6	2.3
State	—	0.9	0.2
Total current	$30.1	$28.6	$7.0
Deferred:
Federal (2)	$(0.1)	$(2.3)	$0.1
Foreign	(2.9)	1.7	0.3
State	(0.1)	(0.1)	—
Total deferred	(3.1)	(0.7)	0.4
Total	$27.0	$27.9	$7.4
____________________

(1)	The years ended December 31, 2018 and December 31, 2017 include the one-time impacts of the of the Tax Act, primarily related to transition tax, further discussed above within this Note.

(2)
The year ended December 31, 2017 include the one-time impacts of the Tax Act, primarily related to the measurement of the Company’s U.S. domestic net deferred tax liabilities, further discussed above within this Note.

The effective income tax rate applicable to income from operations before income taxes was different from the statutory U.S. federal income tax rate due to the factors listed in the following table:

	Year Ended December 31,
(in Millions)	2018	2017	2016
U.S. Federal statutory rate	$32.2	$24.5	$19.1
Impacts of Tax Cuts and Jobs Act Enactment (1)	0.6	11.1	—
Foreign earnings subject to different tax rates	(3.8)	(2.6)	(2.8)
Foreign derived intangible income (2)	(1.7)	—	—
State and local income taxes, less federal income tax benefit	(0.1)	0.5	0.2
Manufacturer's production deduction and miscellaneous tax credits	—	(1.2)	(0.4)
Tax on intercompany dividends and deemed dividends for tax purposes	4.1	—	—
Changes to unrecognized tax benefits	0.4	0.6	0.6
Other permanent items	(2.2)	(2.3)	(1.4)
Change in valuation allowance	2.2	(3.0)	(7.2)
Exchange gains and losses (3)	(4.0)	1.4	(2.3)
Other	(0.7)	(1.1)	1.6
Total Tax Provision	$27.0	$27.9	$7.4
____________________

(1)	Includes the one-time impacts of the of the Tax Act, primarily related to transition tax and the decrease to the U.S. tax rate, further discussed above within this Note.

(2)	The year ended December 31, 2018 includes tax benefit associated with the impact related to FDII, further discussed above within this Note.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(3)
Includes the impact of transaction gains or losses on net monetary assets for which no corresponding tax expense or benefit is realized and the tax provision for statutory taxable gains or losses in foreign jurisdictions for which there is no corresponding amount in income before taxes.

Significant components of our deferred tax assets and liabilities were attributable to:

	December 31,
(in Millions)	2018	2017
Environmental and restructuring	$2.3	$2.2
Pension and other postretirement benefits	0.9	2.0
Net operating loss carry-forwards	2.6	0.3
Other assets and reserves	6.6	3.0
Deferred tax assets	$12.4	$7.5
Valuation allowance, net	(2.1)	—
Deferred tax assets, net of valuation allowance	$10.3	$7.5
Property, plant and equipment, net	(9.8)	(13.3)
Deferred tax liabilities	(9.8)	(13.3)
Net deferred tax assets/(liabilities)	$0.5	$(5.8)

We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. U.S. GAAP requires companies to assess whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. In assessing the need for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of deferred tax assets. This assessment considers, among other matters, the nature and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods, and tax planning alternatives.
At December 31, 2018, we had total foreign net operating loss carry-forwards of $2.6 million (tax effected) related to the Netherlands, Switzerland and U.K. expiring over various tax years. The tax losses incurred in Switzerland and the Netherlands are attributable to restructuring that occurred in 2018 in connection with the IPO. The activities in these jurisdictions are non-operational in nature and provide for limited forecasts of future taxable income. As a result, we have recorded a valuation allowance through income tax expense for the year end December 31, 2018.
Taxable income and/or loss generated by us has been included in consolidated income tax returns of FMC when filing in jurisdictions where such filings are required, with all income tax payments made by the Parent to the taxing authorities. U.S. federal, state, and foreign income tax balances calculated in the current year tax expense as part of FMC’s consolidated tax returns in the amount of $16.9 million are presented within "Accrued and other liabilities" as a liability to FMC pursuant to the TMA. In taxing jurisdictions where we file as a standalone entity, we have recorded the current year income tax liability/benefit to income tax payable/receivable.
Income taxes are not provided for any additional outside basis differences inherent in our investments in subsidiaries because the investments and related unremitted earnings are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings is not practicable due to the complexity of the hypothetical calculation.

Uncertain Income Tax Positions
U.S. GAAP accounting guidance for uncertainty in income taxes prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition.
We file tax returns in various jurisdictions. Pursuant to the TMA with FMC we have recorded amounts in uncertain tax positions at December 31, 2018 for tax positions that relate to our legacy business before IPO. In jurisdictions where we filed consolidated returns with FMC, and do not maintain the entity at IPO, our uncertain tax positions have been reduced as of December 31, 2018. We have recorded a $3.0 million indemnification asset from FMC regarding uncertain tax positions that are related to our legacy business before IPO and for which we are indemnified by FMC. As of December 31, 2018, the U. S. federal and state income tax returns are open for examination and adjustment for the 2018 tax year. Our significant foreign jurisdictions, which total 3, are open for examination and adjustment during varying periods from 2013 - 2018.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2018, we had total unrecognized tax benefits of $2.6 million, of which $0.1 million would unfavorably impact the effective tax rate from operations if recognized. As of December 31, 2017, we had total unrecognized tax benefits of $7.5 million, of which $2.3 million would favorably impact the effective tax rate if recognized. Interest and penalties related to unrecognized tax benefits are reported as a component of income tax expense. For the years ended December 31, 2018, 2017 and 2016, we recognized interest and penalties of $0.3 million, $0.3 million, and $0.1 million, respectively, in the consolidated and combined statements of income. As of December 31, 2018 and 2017, we have accrued interest and penalties in the consolidated and combined balance sheets of $0.3 million and $0.4 million, respectively.

Due to the potential for resolution of federal, state, or foreign examinations, and the expiration of various jurisdictional statutes of limitation, it is reasonably possible that our liability for unrecognized tax benefits will decrease within the next 12 months by a range of zero to $1.0 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in Millions)	2018	2017	2016
Balance at beginning of year	$7.5	$7.3	$6.5
Increases related to positions taken in the current year	0.6	1.3	2.0
Decreases related to positions taken in prior years	(0.7)	—	—
Decreases related to lapse of statutes of limitations	(1.1)	(1.3)	(1.2)
Increase in unrecognized tax benefits due to foreign currency translation	(0.4)	0.2	—
Decreases for tax positions resulting from the IPO	(3.3)	—	—
Balance at end of year (1)	$2.6	$7.5	$7.3
____________________

(1)
At December 31, 2018, 2017, and 2016 we recognized an offsetting non-current deferred asset of $3.2 million, $5.1 million, and $5.3 million respectively, relating to specific uncertain tax positions presented above. We have recorded a $3.1 million indemnification liability at December 31, 2018 to FMC for assets where the offsetting uncertain tax position is with FMC.

Note 10: Debt
Long-term debt:
Long-term debt consists of the following:

	December 31, 2018
	Interest Rate Percentage		Maturity Date	Balance
(in Millions)	LIBOR borrowings	Base rate borrowings
Revolving Credit Facility (1)	4.3%	6.5%	2023	$34.0
Total long-term debt (2)				$34.0
____________________

(1)	As of December 31, 2018, there were $10.3 million in letters of credit outstanding under our Revolving Credit Facility and available funds under this facility were $355.7 million at December 31, 2018.

(2)	As of December 31, 2018, the Company had no debt maturing within one year. We had no debt outstanding as of December 31, 2017.

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

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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
The Borrowers’ domestic material subsidiaries (the “Guarantors”) will guarantee the obligations of the Borrowers under the Revolving Credit Facility. The obligations of the Borrowers and the Guarantors are secured by all of the present and future assets of the Borrowers and the Guarantors, including the Borrowers’ facility and real estate in Bessemer City, North Carolina, subject to certain exceptions and exclusions as set forth in the Credit Agreement and other security and collateral documents.
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
Maturities of long-term debt
Maturities of long-term debt outstanding under the Revolving Credit Facility, at December 31, 2018, are $34 million in 2023.
Covenants
Among other restrictions, our Revolving Credit Facility contains financial covenants applicable to Livent and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). We were in compliance with all covenants at December 31, 2018.

Note 11: Pension and Other Postretirement Benefits
Certain of our employees, who continued to be employees of FMC until consummation of the Separation described in Note 1, participated in certain funded defined benefit pension and other domestic postretirement plans sponsored by FMC (the “Benefit Plans”), which include participants from FMC’s other business. For the year ended December 31, 2016, FMC had a U.S. qualified plan and nonqualified plan (the “U.S. Plans”) and a United Kingdom (the “U.K. Plan”), Ireland, Belgium, and Norway defined benefit pension plan. The Ireland, Belgium and Norway defined benefit plans were related to the other FMC segments and did not support the Lithium Business. FMC has certain defined benefit pension plans that are specifically designated only for Lithium employees that are included within the consolidated and combined balance sheets. The majority of qualifying employees participate in the FMC-sponsored pension plans that are accounted for by the Lithium Business as multiple employer plans that are not included within the consolidated and combined balance sheets.
For the years ended December 31, 2018, 2017 and 2016, we recorded net annual periodic pension costs of $0.5 million, $32.5 million and $4.9 million, respectively. These include pension costs allocated through the Parent’s shared service cost allocation of $0.9 million for the year ended December 31, 2018 and $1.2 million for each of the years ended December 31, 2017 and 2016.
U.S. Plans
We did not record an asset or liability in the combined balance sheets to recognize the funded status of the U.S. Plan. Instead, we recorded net pension cost for the U.S. Plan. This net expense represents an approximation of our portion of the Parent’s net annual periodic pension cost of the U.S. Plan. The Lithium Business’ portion of the Parent’s net annual periodic pension cost was allocated based on Lithium employees’ relative participation in the plan.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

In addition to the pension and other postretirement benefits, our employees took part in the FMC Corporation Savings and Investment Plan (the “FMC Contribution Plan”). The Contribution Plan is a defined contribution plan, which covers substantially all of FMC’s U.S. employees (which includes our employees). For eligible Lithium employees participating in the plan, except for those covered by certain collective bargaining agreements, FMC makes matching contributions of 80% of the portion of those contributions up to five percent of the employee’s compensation. Additionally, effective July 1, 2007, all newly hired and rehired salaried and nonunion employees receive an annual employer contribution of five percent of the employee’s eligible compensation, since these employees are no longer eligible to participate in FMC’s Benefit Plans. We recorded net expense of $0.5 million for December 31, 2018 and less than $0.1 million for each the years ended December 31, 2017, and 2016 for our employees’ participation in the FMC Contribution Plan.
U.K. Plan
In connection with the Separation, the U.K. Plan, which was a legal obligation of the Lithium United Kingdom legal entity, has been included in the Lithium Business combined financial statements up through the period of plan termination as described below. In 2016, FMC made a $20.7 million payment into our U.K. Plan in order to annuitize the remaining pension obligation. This action removed all future funding requirements for the U.K. Plan. The assets of $45.2 million supporting the remaining pension obligation were moved into an annuity at December 31, 2016 which qualified as a Level 3 investment in the fair value hierarchy table below. In October 2017, FMC completed the buy-out of the annuity, completing the plan termination and relieving FMC of the pension liability for the U.K. Plan. The termination resulted in a settlement charge of $32.5 million.
The funded status of our U.K. Plan and net periodic benefit cost recognized in our consolidated and combined financial statements as of December 31, are shown in the tables below.
We are required to recognize in our consolidated and combined balance sheets the overfunded and underfunded status of our defined benefit postretirement plans. The overfunded or underfunded status is defined as the difference between the fair value of plan assets and the projected benefit obligation. We are also required to recognize as a component of other comprehensive income the actuarial gains and losses and the prior service costs and credits that arise during the period.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

There was no defined benefit postretirement activity or balances for 2018. The following table summarizes the components of our defined benefit postretirement plans and reflect a measurement date of December 31, 2017:

Pensions
December 31,
(in Millions)	2017
Change in projected benefit obligation
Projected benefit obligation at January 1	$46.0
Interest cost	0.5
Actuarial gain	(1.5)
Foreign currency exchange rate changes	3.3
Settlement	(47.4)
Benefits paid	(0.9)
Projected benefit obligation at December 31	$—
Change in plan assets
Fair value of plan assets at January 1	$45.2
Actual return on plan assets	(0.4)
Foreign currency exchange rate changes	3.3
Company contributions	1.1
Actual expenses	(0.9)
Settlement	(47.4)
Benefits paid	(0.9)
Fair value of plan assets at December 31	$—
Funded Status
U.K. plan	—
Net funded status of the plan	$—
Amount recognized in the consolidated and combined balance sheets:
Accrued benefit liability	—
Total	$—

Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows:

Pensions
Year Ended December 31,
(in Millions)	2017
Current year net actuarial gain	$(0.7)
Amortization of net actuarial loss	(0.8)
Settlement charge	(32.5)
Foreign currency exchange rate changes on the above line items	2.3
Total recognized in other comprehensive income, before taxes	$(31.7)
Total recognized in other comprehensive income, after taxes	$(26.3)

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the weighted-average assumptions used for and the components of net annual benefit cost (income):

	Year Ended December 31,
	Pensions
(in Millions, except for percentages)	2017	2016
Discount rate	1.35%	1.20%
Expected return on plan assets	1.20%	6.30%
Rate of compensation increase	N/A	N/A
Components of net annual benefit cost:
Interest cost	$0.5	$1.0
Expected return on plan assets	0.5	(1.4)
Amortization of net actuarial and other loss	0.8	0.3
Recognized loss due to settlement	32.5	—
Net annual benefit cost	$34.3	$(0.1)

For the year ended December 31, 2017, we recorded a settlement charge of $32.5 million related to the termination of the U.K. pension plan.
We made contributions to our pension plan of $1.1 million for the year ended December 31, 2017.

Note 12: Stock-based Compensation
Stock Compensation Plans
Livent Corporation Incentive Compensation and Stock Plan
Effective October 11, 2018, Livent registered 4,290,000 shares of Livent common stock which were authorized for issuance pursuant to awards under the Livent Corporation Incentive Compensation and Stock Plan (the "Livent Plan"). The Livent Plan provides for the grant of a variety of cash and equity awards to officers, directors, employees and consultants, including stock options, restricted stock, restricted stock units (including performance units), stock appreciation rights, and management incentive awards. The Compensation and Organization Committee of the Livent Board of Directors (the “Livent Committee”) has the authority to amend the Livent Plan at any time, approve financial targets, award grants, establish performance objectives and conditions and the times and conditions for payment of awards.
The Livent Corporation Non-Employee Directors’ Compensation Policy, administered by the Nominating and Corporate Governance Committee of the Board of Directors, sets forth the compensation that may be paid to the directors, including stock options, restricted stock units and cash retainers and fees.
Stock options granted under the Livent Plan may be incentive or nonqualified stock options. The exercise price for stock options may not be less than the fair market value of the stock at the date of grant. Awards granted under the Livent Plan vest or become exercisable or payable at the time designated by the Livent Committee. The options granted in 2018 will vest in two equal installments on the third and fourth anniversaries of the date of grant, subject generally to continued employment. Incentive and nonqualified options granted under the Livent Plan expire not later than 10 years from the grant date.
Under the Livent Plan, awards of restricted stock units ("RSUs") vest over periods designated by the Livent Committee. The 2018 RSU grants to employees vest on the same schedule as the stock options granted in 2018. The 2018 RSUs granted to non-employee directors vest at the Company's next annual meeting of stockholders following the grant date. Compensation cost is recognized over the vesting periods based on the market value of Livent common stock on the grant date of the award.
IPO Awards - The stock options and RSUs described above were granted primarily in connection with the IPO. The grant date fair value of the IPO Awards granted to employees and executives was approximately $7.2 million, of which $3.6 million was for RSUs and $3.6 million was for stock options. The grant date fair value of the IPO Awards granted to non-employee directors was $0.2 million, all of which was for RSUs. The actual number of shares of Livent common stock underlying the IPO Awards was determined by dividing the target equity value of the award by the then-current value of Livent common stock.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Stock Compensation
We recognized the following stock compensation expense for awards under the Livent Plan:

Year Ended December 31,
(in Millions)	2018
Stock Option Expense, net of taxes of less than $0.1	$0.2
Restricted Stock Expense, net of taxes of $0.1	0.2
Total Stock Compensation Expense, net of taxes of $0.1 (1)	$0.4
____________________

(1)
This expense is classified as "Selling, general and administrative expenses" in our consolidated and combined statements of operations. After the Separation, an additional $0.4 million of stock compensation expense, not included in the table above, was recorded net of taxes of $0.1 million in the fourth quarter of 2018 related to awards held by Livent employees that were issued under the FMC Corporation Incentive Compensation and Stock Plan as discussed below.

Stock Options
The grant date fair values of the stock options granted in the year ended December 31, 2018, were estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The expected volatility assumption is based on the historical volatility of a group of twelve of our publicly traded peers that operate in the specialty chemical sector and five companies that have recently been spun off from larger publicly traded companies. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury securities with terms equal to the expected timing of stock option exercises as of the grant date. The dividend yield assumption reflects anticipated dividends on Livent's common stock. Livent stock options granted in 2018 have graded vesting of 50% in three years and 50% in four year following the grant date and expire ten years from the date of grant.
Black Scholes valuation assumptions for Livent Plan stock option grants:

2018
Expected dividend yield	—%
Expected volatility	21.71%
Expected life (in years)	6.76
Risk-free interest rate	3.11%
The weighted-average grant date fair value of options granted during the year ended December 31, 2018 was $5.23 per share.
The following summary shows stock option activity for the Livent Plan, which consisted of the IPO Awards, for the year ended December 31, 2018:

	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in Millions)
Outstanding December 31, 2017	—		$—	$—
Granted	716,256		16.99	—
Outstanding December 31, 2018	716,256	9.8 years	16.99	—
Exercisable at December 31, 2018	—		—	—
As of December 31, 2018, we had total remaining unrecognized compensation cost related to unvested stock options of $3.5 million which will be amortized over the weighted-average remaining requisite service period of approximately 3.8 years.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Unit Awards
The grant date fair value of RSUs under the Livent Plan is based on the market price per share of Livent's common stock on the date of grant, and the related compensation cost is amortized to expense on a straight-line basis over the vesting period during which the employees perform related services, which for the 2018 RSU grants is graded vesting of 50% in three years and 50% in four years following the grant date.
The following table shows RSU activity of the Livent Plan, which consisted of the IPO Awards, for the year ended December 31, 2018:

	Restricted Stock Units
	Number of awards	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2017	—	$—
Granted	237,669	16.94
Converted FMC awards (1)	12,117	17.00
Nonvested at December 31, 2018	249,786	16.94
____________________

(1)
2,443 shares of RSUs held by Livent employees under the FMC Plan converted to 12,117 shares of RSUs under the Livent Plan on October 10, 2018 based on the conversion rate of 4.96 Livent Plan shares for each FMC Plan share.

As of December 31, 2018, the Livent Plan had total remaining unrecognized compensation cost related to unvested RSUs of $3.9 million which will be amortized over the weighted-average remaining requisite service period of approximately 3.1 years

FMC Corporation Incentive Compensation and Stock Plan ("FMC Plan")
FMC has a share-based compensation plan, in which Lithium Business employees were eligible to participate prior to the IPO. Prior to the IPO, the Lithium Business was allocated an apportioned amount of stock-based compensation expenses related to these awards based on the awards and terms previously granted to its employees as well as an allocation of the Parent’s corporate employee expenses. The consolidated and combined financial statements include share-based compensation expense associated with our employees and FMC's costs that have been allocated to us based on awards and terms previously granted. The grant-date fair value of these awards is expensed over the vesting period during which employees perform related services. For the years ended December 31, 2018, 2017 and 2016, share-based compensation expense associated with the FMC Plan of $2.7 million, $2.6 million and $1.3 million, was included in the consolidated and combined financial statement, respectively.
Treatment of Outstanding Equity Awards pursuant to the FMC Plan - Effective March 1, 2019 (the "Distribution Date") each outstanding FMC equity award pursuant to the FMC Plan held by a Lithium Business employee will be converted into a Livent equity award ("Converted Award") pursuant to the Livent Plan. The number of Livent shares subject to each Converted Award (and in the case of stock options, the exercise price of the award) will be adjusted to preserve the aggregate intrinsic value of the original FMC Plan award as measured before and after the conversion, subject to rounding. Each such Converted Award will remain subject to the same terms and conditions (including vesting and payment schedules) as were applicable immediately prior to the above described conversion, except that the Converted Awards held by Lithium Business employees will not be subject to any performance-based vesting conditions. Additionally, each outstanding award of FMC RSUs held by FMC employees and issued prior to 2019 will be converted into adjusted FMC RSUs and Livent RSUs.

Note 13: Equity
The following is a summary of our capital stock activity for the year ended December 31, 2018:

Common Stock Shares
December 31, 2017	—
Issued to Parent - transfer of Lithium Business assets	123,000,000
Initial public offering	20,000,000
Over-allotment Option Exercise	3,000,000
December 31, 2018	146,000,000

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive loss
Summarized below is the roll forward of accumulated other comprehensive loss, net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive loss, net of tax at December 31, 2015	$(41.2)	$—	$(10.3)	$(51.5)
2016 Activity
Other comprehensive loss before reclassifications	(9.1)	—	(16.2)	(25.3)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.2	0.2
Accumulated other comprehensive loss, net of tax at December 31, 2016	(50.3)	—	(26.3)	(76.6)
2017 Activity
Other comprehensive income before reclassifications	4.7	—	—	4.7
Amounts reclassified from accumulated other comprehensive loss	—	—	26.3	26.3
Accumulated other comprehensive loss, net of tax at December 31, 2017	(45.6)	—	—	(45.6)
2018 Activity
Other comprehensive loss before reclassifications	(2.4)	(1.2)	—	(3.6)
Accumulated other comprehensive loss, net of tax at December 31, 2018	$(48.0)	$(1.2)	$—	$(49.2)
____________________

(1)	See Note 15 for more information.

(2)	See Note 11 for more information.

Reclassifications of accumulated other comprehensive loss

The table below provides details about the reclassifications from accumulated other comprehensive loss and the affected line items in the consolidated and combined statements of income for each of the periods presented.

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss (1)			Affected Line Item in the Consolidated and Combined Statements of Income
	Year Ended December 31,
(in Millions)	2018	2017	2016
Pension and other postretirement benefits (2):
Amortization of unrecognized net actuarial and other gains (losses)	$—	$(0.8)	$(0.3)	Non-operating pension (benefit)/settlement charges
Recognized loss due to settlement/curtailment	—	32.5	—	Non-operating pension (benefit)/settlement charges (3)
Total before tax	—	31.7	(0.3)
	—	(5.4)	0.1	Provision for income taxes
Amount included in net income	$—	$26.3	$(0.2)
Total reclassifications for the period	$—	$26.3	$(0.2)	Amount included in net income
____________________

(1)	Amounts in parentheses indicate charges to the consolidated and combined statements of income.

(2)	For detail on pension and other postretirement benefits, see Note 11.

(3)	The loss due to settlement for the year ended December 31, 2017 related to the charge to terminate the U.K. Plan. Refer to Note 11 for more information.

Dividends
For the year ended December 31, 2018, we paid no dividends. We do not expect to pay any dividends in the foreseeable future.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Note 14: Earnings Per Share
Earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options and restricted stock units granted in connection with the IPO. See Note 12 for further information regarding the IPO Awards. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period.
The weighted average common shares outstanding for both basic and diluted earnings per share for periods through the Separation date and the years ended December 31, 2017 and 2016 was calculated, in accordance with ASC 260, Earnings Per Share (ASC 260), using 123 million shares of common stock outstanding, which reflects the number of shares held by FMC prior to the IPO.
In connection with our IPO, we issued 20 million shares of our common stock to the public at a public offering price of $17.00 per share. The IPO closed on October 15, 2018. On November 13, 2018 the Company closed on the sale of an additional 3 million shares of its common stock pursuant to the exercise of the over-allotment option. In accordance with ASC 260, the 23 million shares issued in connection with the IPO will be included in earnings per share calculations for periods subsequent to the closing of the IPO and are not included in the earning per share calculations for periods prior to the closing of the IPO.
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income	$126.1	$42.2	$47.1

Denominator (in thousands):
Weighted average common shares outstanding - basic	127,677	123,000	123,000
Weighted average additional shares assuming conversion of potential common shares (1)	—	—	—
Weighted average common shares outstanding - diluted	127,677	123,000	123,000

Basic earnings per common share:
Net income per weighted average share - basic	$0.99	$0.34	$0.38
Diluted earnings per common share:
Net income per weighted average share - diluted	$0.99	$0.34	$0.38
_______________________________

(1)	Dilutive common stock equivalents related to outstanding RSU awards for 2018 were less than 0.1 million.

Anti-dilutive stock options
For the year ended December 31, 2018, options to purchase 716,256 shares of our common stock at an average exercise price of $16.99 per share were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock for the full year.
Additional dilution - the FMC Plan
FMC has a share-based compensation plan, in which Lithium Business employees were eligible to participate prior to the IPO. Effective March 1, 2019 (the "Distribution Date") each outstanding FMC equity award pursuant to the FMC Plan held by a Lithium Business employee will be converted into a Livent equity award ("Converted Award") pursuant to the Livent Plan. The number of Livent shares subject to each Converted Award (and in the case of stock options, the exercise price of the award) will be adjusted to preserve the aggregate intrinsic value of the original FMC Plan award as measured before and after the conversion, subject to rounding. Additionally, each outstanding award of FMC RSUs held by FMC employees and issued prior to 2019 will be converted

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

into adjusted FMC RSUs and Livent RSUs. See Note 12 for more information on the FMC Plan. The estimated incremental shares related to the Converted Awards and FMC RSUs that would be considered for diluted earnings per share is approximately 1.1 million shares.

Note 15: Financial Instruments, Risk Management and Fair Value Measurements
Our financial instruments include cash and cash equivalents, trade receivables, other current assets, accounts payable, and amounts included in investments and accruals meeting the definition of financial instruments. The carrying value of these financial instruments approximates their fair value. Our other financial instruments include the following:

Financial Instrument	Valuation Method

Foreign exchange forward contracts	Estimated amounts that would be received or paid to terminate the contracts at the reporting date based on current market prices for applicable currencies.
Debt	Our estimates and information obtained from independent third parties using market data, such as bid/ask spreads for the last business day of the reporting period.
The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from, or corroborated by, observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair value and the carrying amount of debt was $34.0 million as of December 31, 2018. We had no outstanding debt as of December 31, 2017.
Use of Derivative Financial Instruments to Manage Risk
We mitigate certain financial exposures connected to currency risk through a program of risk management that includes the use of derivative financial instruments. We enter into foreign exchange forward contracts to reduce the effects of fluctuating foreign currency exchange rates.
We formally document all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes relating derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also assess both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If we determine that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting with respect to that derivative prospectively.
Foreign Currency Exchange Risk Management
We conduct business in many foreign countries, exposing earnings, cash flows, and our financial position to foreign currency risks. The majority of these risks arise as a result of foreign currency transactions. Our policy is to minimize exposure to adverse changes in currency exchange rates. This is accomplished through a controlled program of risk management that includes the use of foreign currency debt and forward foreign exchange contracts. We also use forward foreign exchange contracts to hedge firm and highly anticipated foreign currency cash flows, with an objective of balancing currency risk to provide adequate protection from significant fluctuations in the currency markets.
The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the Euro, the British pound, the Chinese yuan, the Argentine peso and the Japanese yen.
Concentration of Credit Risk
Our counterparties to derivative contracts are primarily major financial institutions. We limit the dollar amount of contracts entered into with any one financial institution and monitor counterparties’ credit ratings. We also enter into master netting agreements with each financial institution, where possible, which helps mitigate the credit risk associated with our financial instruments. While we may be exposed to credit losses due to the nonperformance of counterparties, we consider this risk remote.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Accounting for Derivative Instruments and Hedging Activities
Cash Flow Hedges
We recognize all derivatives on the balance sheet at fair value. On the date we enter into the derivative instrument, we generally designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in Accumulated Other Comprehensive Income ("AOCI") changes in the fair value of derivatives that are designated as and meet all the required criteria for, a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In contrast we immediately record in earnings changes in the fair value of derivatives that are not designated as cash flow hedges.
As of December 31, 2018, we had open foreign currency forward contracts in AOCI in a net after-tax loss position of $1.2 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2018. At December 31, 2018, we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $77.5 million.
Approximately $1.2 million of net after-tax loss, representing open foreign currency exchange contracts, will be realized in earnings during the twelve months ending December 31, 2019 if spot rates in the future are consistent with forward rates as of December 31, 2018. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the consolidated and combined statements of income.

Derivatives Not Designated As Cash Flow Hedging Instruments
We hold certain forward contracts that have not been designated as cash flow hedging instruments for accounting purposes. Contracts used to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as cash flow hedging instruments and changes in the fair value of these items are recorded in earnings.
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $63.9 million at December 31, 2018.

Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments as of December 31, 2018. Livent had no derivative instruments as of December 31, 2017.

	December 31, 2018
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Net Amounts
Derivatives
Foreign exchange contracts	$(1.3)	$(1.3)
Total derivative liabilities (1)	$(1.3)	$(1.3)
Net derivative liabilities	$(1.3)	$(1.3)
____________________

(1)	Net balance is included in “Accrued and other liabilities” in the consolidated and combined balance sheets.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the gains or losses related to our cash flow hedges and derivatives not designated as cash flow hedging instruments.
Derivatives in Cash Flow Hedging Relationships

(in Millions)	Foreign Exchange Contracts	Total
Accumulated other comprehensive loss, net of tax at December 31, 2017	$—	$—
2018 Activity
Unrealized hedging losses, net of tax	$(1.2)	$(1.2)
Total derivative instrument impact on comprehensive income, net of tax	$(1.2)	$(1.2)
Accumulated other comprehensive loss, net of tax at December 31, 2018	$(1.2)	$(1.2)
____________________

(1)	Amounts are included in “Cost of sales and services” and "Interest expense, net" on the consolidated and combined statements of income.

Derivatives Not Designated as Cash Flow Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (1)
		Year Ended December 31,
(in Millions)		2018	2017	2016
Foreign Exchange contracts	Cost of Sales and Services	$(0.6)	$—	$—
Total		$(0.6)	$—	$—
____________________

(1)	Amounts in the columns represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.

Fair-Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers or sellers in the principle or most advantageous market for the asset or liability that are independent of the reporting entity, knowledgeable and able and willing to transact for the asset or liability.

Fair-Value Hierarchy
We have categorized our assets and liabilities that are recorded at fair value, based on the priority of the inputs to the valuation technique, into a three-level fair-value hierarchy. The fair-value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets and liabilities fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair-value measurement of the instrument.

Recurring Fair Value Measurements
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in our consolidated balance sheets as of December 31, 2018. Livent had no derivative assets and liabilities as of December 31, 2017.

(in Millions)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivatives – Foreign exchange (1)	$1.3	$—	$1.3	$—
Total Liabilities	$1.3	$—	$1.3	$—
____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classifications on our consolidated and combined balance sheets.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Note 16: Commitments and Contingencies
Commitments
Leases
We lease office space, plants and facilities. Leases of real estate generally provide for our payment of property taxes, insurance and repairs. The following tables present gross rent expense and future minimum lease payments under operating leases, respectively.

	Year ended December 31,
(in Millions)	2018	2017	2016
Operating leases rent expense	$1.5	$1.5	$1.1

Future Minimum Lease Payments
(in Millions)	Operating Leases
2019	$1.7
2020	$1.9
2021	$1.8
2022	$1.7
2023	$1.6
Thereafter	$10.2
Contingencies
We have certain contingent liabilities arising in the ordinary course of business. Some of these contingencies are known but are so preliminary that the merits cannot be determined, or if more advanced, are not deemed material based on current knowledge; and some are unknown - for example, claims with respect to which we have no notice or claims which may arise in the future, resulting from products sold, guarantees or warranties made, or indemnities provided. Therefore, we are unable to develop a reasonable estimate of our potential exposure of loss for these contingencies, either individually or in the aggregate, at this time. Based on information currently available and established reserves, we have no reason to believe that the ultimate resolution of known contingencies will have a material adverse effect on the combined financial position, liquidity or results of operations. However, there can be no assurance that the outcome of these contingencies will be favorable, and adverse results in certain of these contingencies could have a material adverse effect on the combined financial position, results of operations in any one reporting period, or liquidity.
Nemaska arrangement
In October 2016, we entered into a long-term supply agreement (the “Agreement”) with Nemaska Lithium Shawinigan Transformation Inc. (“Nemaska”), a subsidiary of Nemaska Lithium Inc. based in Quebec, Canada. Pursuant to the Agreement, Nemaska is to provide lithium carbonate to us from an electrochemical plant that is under construction. Since completion of the project financing had significantly delayed the construction of its electrochemical plant, Nemaska had reported that it was not in position to start delivering lithium carbonate according to the schedule in the Agreement.
To enforce our right to supply under the Agreement, in July 2018, we filed for arbitration before the International Chamber of Commerce (in accordance with the Agreement’s terms). In an attempt to resolve the dispute, the parties actively negotiated a revised schedule as well as arrangements to see that (in spec) lithium carbonate be nonetheless supplied to us from alternative sources under the responsibility of Nemaska, with a view to providing us with product while minimizing Nemaska’s exposure until its electrochemical plant is in operation.
On September 25, 2018, the parties agreed to suspend the arbitration process under the expectation that the parties would agree on arrangements regarding alternative supply sources and an amended and restated supply agreement to reflect such alternative arrangements. On February 15, 2019 we received written notice from Nemaska that it was terminating the Agreement. Livent disagrees that Nemaska has the right to terminate the Agreement. Since we received Nemaska’s termination notice, we have resumed our previously suspended arbitration and intend to vigorously pursue our claims. However, there can be no assurance that we will prevail in arbitration.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Note 17: Supplemental Information

The following tables present details of prepaid and other current assets, other assets, accrued and other liabilities and other long-term liabilities as presented on the consolidated and combined balance sheets:

(in Millions)	December 31,
	2018	2017
Prepaid and other current assets
Argentina government receivable (1)	$8.8	$13.5
Tax related items	4.1	3.6
Other receivables	6.2	6.5
Prepaid expenses	8.4	8.3
Bank Acceptance Drafts (2)	29.1	—
Other current assets	3.2	0.7
Total	$59.8	$32.6

(in Millions)	December 31,
	2018	2017
Other assets
Argentina government receivable (1)	$41.5	$34.0
Advance to contract manufacturers (3)	15.3	10.0
Capitalized software, net	1.4	2.2
Prepayment associated with long-term supply agreements	10.0	10.0
Tax related items (4)	6.2	5.1
Other long-term assets	5.6	5.7
Total	$80.0	$67.0
____________________

(1)
We have various subsidiaries that conduct business within Argentina. At December 31, 2018 and 2017, $38.0 million and $38.1 million of outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables, were denominated in U.S. dollars. As with all outstanding receivable balances we continually review recoverability by analyzing historical experience, current collection trends and regional business and political factors among other factors.

(2)
Bank Acceptance Drafts are a common Chinese finance note used to settle trade transactions. Livent accepts these notes from Chinese customers based on criteria intended to ensure collectability and limit working capital usage.

(3)	We record deferred charges related to certain contract manufacturing agreements which we amortize over the term of the underlying contract.

(4)
Represents an offsetting non-current deferred asset of $3.2 million relating to specific uncertain tax positions and other tax related items. See footnote (1) of the reconciliation table of the beginning and ending amount of unrecognized tax benefits within Note 9 for more information.

(in Millions)	December 31,
	2018	2017
Accrued and other current liabilities
Restructuring reserves	$3.6	$2.9
Due to parent - FMC (1)	23.8	—
Accrued payroll	8.5	7.9
Environmental reserves, current	0.5	0.5
Derivative liabilities	1.3	—
Other accrued and other current liabilities	9.1	10.0
Total	$46.8	$21.3

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(in Millions)	December 31,
	2018	2017
Other long-term liabilities
Asset retirement obligations	$0.2	$0.2
Contingencies related to uncertain tax positions (2)	6.0	7.9
Self insurance reserves	2.4	1.7
Other long-term liabilities	0.7	0.9
Total	$9.3	$10.7
____________________

(1)
At December 31, 2018, we have obligations to our parent affiliate, FMC, for amounts due under the Transaction Services Agreement of $2.3 million, $16.9 million related to income taxes payable to certain tax jurisdictions and payments made by FMC on Livent's behalf related to the Separation steps of $4.6 million.

(2)
At December 31, 2018, we have recorded a liability for uncertain tax positions of $2.9 million and a $3.1 million indemnification liability to FMC for assets where the offsetting uncertain tax position is with FMC.

Note 18: Quarterly Financial Information (Unaudited)

(in Millions, Except Share and Per Share Data)	2018				2017
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Revenue	$102.8	$107.9	$112.0	$119.8	$65.7	$73.9	$94.4	$113.4
Gross margin	52.2	53.8	49.5	50.2	26.8	30.2	42.0	49.8
Income from operations before non-operating pension (benefit)/settlement charges, interest expense, net and income taxes	40.4	43.2	35.5	34.1	17.4	17.4	32.8	33.9
Net income (1)	32.2	38.0	30.0	25.9	10.0	17.5	25.6	(10.9)
Net income per weighted average share - basic (2)	$0.26	$0.31	$0.24	$0.18	$0.08	$0.14	$0.21	$(0.09)
Net income per weighted average share - diluted (2)	$0.26	$0.31	$0.24	$0.18	$0.08	$0.14	$0.21	$(0.09)
Weighted average common shares outstanding (3):
Basic	123.0	123.0	123.0	141.6	123.0	123.0	123.0	123.0
Diluted	123.0	123.0	123.0	141.6	123.0	123.0	123.0	123.0
 ____________________

(1)	The Company recorded a provisional income tax expense of $11.1 million as a result of the enactment of the Act during the fourth quarter of 2017. See Note 9 for more details.

(2)	The sum of quarterly earnings per common share may differ from the full-year amount.

(3)
For all prior periods presented and the current period through the public offering date of October 15, 2018, the weighted average shares outstanding for both basic and diluted earnings per share were calculated using 123.0 million shares of common stock outstanding, which was the number of shares issued to FMC in part in exchange for the asset contribution by FMC to us. Weighted average shares outstanding for prior periods excludes the 23.0 million shares of common stock subsequently issued as part of the public offering and over-allotment option exercise. Refer to the discussion in Note 2 for further details.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Livent Corporation:
Opinion on the Consolidated and Combined Financial Statements
We have audited the accompanying consolidated and combined balance sheets of Livent Corporation (the Company) as of December 31, 2018 and 2017, the related consolidated and combined statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated and combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated and combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated and combined financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP

We have served as the Company's auditor since 2017.
Philadelphia, Pennsylvania
February 28, 2019

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting
This Form 10-K does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

(c) Attestation Report of the Registered Public Accounting Firm
This Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies."
(d) There have been no changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2018, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

Item 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing under the caption “III. Board of Directors” in our Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders scheduled to be held on May 1, 2019 (the “Proxy Statement”), information concerning executive officers, appearing under the caption “Item 4A. Executive Officers of the Registrant” in Part I of this Form 10-K, information concerning the Audit Committee, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance - Committees and Independence of Directors and Controlled Company Exception - Audit Committee” in the Proxy Statement, information concerning the Code of Ethics, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance - Corporate Governance - Code of Ethics and Business Conduct Policy” in the Proxy Statement, and information about compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption “VII. Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, is incorporated herein by reference in response to this Item 10.

ITEM 11.    EXECUTIVE COMPENSATION
The information contained in the Proxy Statement in the section titled “VI. Executive Compensation” with respect to executive compensation, in the section titled “IV. Information About the Board of Directors and Corporate Governance—Director Compensation” and “—Corporate Governance—Compensation and Organization Committee Interlocks and Insider Participation” is incorporated herein by reference in response to this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in the section titled “V. Security Ownership of Livent Corporation” in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this Item 12.
Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities of Livent are authorized for issuance as of December 31, 2018. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and restricted stock units (A) (1)	Weighted-average exercise price of outstanding options awards (B) (2)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity Compensation Plans approved by stockholders	966,042	$16.99	3,323,958

(1)	Includes 716,256 stock options and 237,950 Restricted Stock Units granted to employees and 11,836 Restricted Stock Units held by directors.

(2)	Taking into account all outstanding awards included in this table, the weighted-average exercise price of such stock options is $16.99 and the weighted-average term-to-expiration is 9.8 years.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the Proxy Statement concerning our independent directors and related party transactions under the caption “IV. Information About the Board of Directors and Corporate Governance- Committees and Independence of Directors and Controlled Company Exception” and the information contained in the Proxy Statement concerning our related party transactions policy, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance—Corporate Governance—Related Party Transactions Policy,” is incorporated herein by reference in response to this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained in the Proxy Statement in the section titled “II. The Proposals to be Voted On—Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference in response to this Item 14.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed with this Report
1. Consolidated and combined financial statements of Livent Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K.
The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.
2. Exhibits: See attached Index of Exhibits

(b)	Exhibits

Exhibit No.	Exhibit Description
*3.1	Certificate of Incorporation of Livent Corporation (Exhibit 3.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1/A filed on October 1, 2018 (the "2018 Form S-1/A"))
*3.2	By-Laws of Livent Corporation (Exhibit 3.2 to the 2018 Form S-1/A)
*4.1	Form of Common Stock Certificate (Exhibit 4.1 to the 2018 Form S-1/A)
*10.1
Separation and Distribution Agreement, dated as of October 15, 2018, by and between Livent Corporation and FMC Corporation (Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 15, 2018 (the "October 15, 2018 Form 8-K"))

*10.2	Transition Services Agreement, dated as of October 15, 2018, by and between Livent Corporation and FMC Corporation (Exhibit 10.2 to the October 15, 2018 Form 8-K)
*10.3	Shareholders' Agreement, dated as of October 15, 2018, by and between Livent Corporation and FMC Corporation (Exhibit 10.3 to the October 15, 2018 Form 8-K)
*10.4	Tax Matters Agreement, dated as of October 15, 2018, by and between Livent Corporation and FMC Corporation (Exhibit 10.4 to the October 15, 2018 Form 8-K)
*10.5	Registration Rights Agreement, dated as of October 15, 2018, by and between Livent Corporation and FMC Corporation (Exhibit 10.5 to the October 15, 2018 Form 8-K)
†10.6	Amended and Restated Employee Matters Agreement, dated as of February 4, 2019, by and between Livent Corporation and FMC Corporation
*10.7	Trademark License Agreement, dated as of October 15, 2018, by and between Livent Corporation and FMC Corporation (Exhibit 10.7 to the October 15, 2018 Form 8-K)
*10.8
Agreement dated as of February 21, 1991, as amended among the Province of Catamarca, Argentina, FMC Corporation and Minera del Altiplano S.A. (Exhibit 10.9 to the Registrant's Form S-1 filed on August 27, 2018)

*10.9
Credit Agreement, dated as of September 28, 2018, among Livent Corporation, FMC Lithium USA Corp., the guarantor subsidiaries described therein, Citibank, N.A., as administrative agent, and the lenders and issuing banks listed therein (Exhibit 10.10 to the 2018 Form S-1/A)

†*10.10	Livent Corporation Incentive Compensation and Stock Plan, as of October 10, 2018 (Exhibit 99 to the Registrant's Registration Statement on Form S-8 filed on October 11, 2018)
†*10.11	Form of IPO RSU Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan (Exhibit 10.11 to the 2018 Form S-1/A)
†*10.12	Form of IPO Option Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan (Exhibit 10.12 to the 2018 Form S-1/A)
†10.13	Form of Employee RSU Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan
†10.14	Form of Employee Option Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan
†*10.15	Form of Non-Employee Director RSU Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan (Annual Equity Grant) (Exhibit 10.13 to the 2018 Form S-1/A)
†*10.16	Form of Non-Employee Director RSU Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan (Retainer Grant) (Exhibit 10.14 to the 2018 Form S-1/A)
†10.17	Livent Corporation Compensation Policy for Non-Employee Directors, as of December 11, 2018
†10.18	Livent Corporation Executive Severance Guidelines for Corporate Officers, as of October 10, 2018

Exhibit No.	Exhibit Description
†10.19	Livent Corporation Executive Severance Plan, as of October 10, 2018
†*10.20
Executive Severance Agreement, dated as of November 6, 2012, by and between FMC Corporation and Paul Graves (Exhibit 10.3 to the Current Report on Form 8-K of FMC Corporation filed on November 9, 2012, SEC File No. 1-2376)

†10.21	Livent Nonqualified Savings Plan Adoption Agreement, as of January 1, 2019
†10.22	Livent Nonqualified Savings Plan, as of January 1, 2019
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
23.2	Consent of Bloomberg New Energy Finance
23.3	Consent of Roskill Consulting Group Limited
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code
101	Interactive Data File
* Incorporated by reference
† Management contract or compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY
Optional disclosure, not included in this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LIVENT CORPORATION
(Registrant)

By:	/S/ PAUL W. GRAVES
Paul W. Graves President, Chief Executive Officer and Director
Date: February 28, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/S/ PAUL W. GRAVES Paul W. Graves	President, Chief Executive Officer and Director	February 28, 2019
/S/ GILBERTO ANTONIAZZI Gilberto Antoniazzi	Vice President and Chief Financial Officer	February 28, 2019
/S/ NICHOLAS L. PFEIFFER Nicholas L. Pfeiffer	Chief Accounting Officer	February 28, 2019
/S/ PIERRE R. BRONDEAU Pierre R. Brondeau	Chairman and Director	February 28, 2019
/S/ ROBERT C. PALLASH Robert C. Pallash	Director	February 28, 2019
/S/ G. PETER D’ALOIA G. Peter D’Aloia	Director	February 28, 2019
/S/ MICHAEL F. BARRY Michael F. Barry	Director	February 28, 2019
/S/ STEVEN T. MERKT Steven T. Merkt	Director	February 28, 2019
/S/ ANDREA E. UTECHT Andrea E. Utecht	Director	February 28, 2019