Form 10-Q
period 2019-03-31
Livent Corp.
filed 2019-05-08
CIK 1742924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______
Commission File Number 001-38694
__________________________________________________________________________
LIVENT CORPORATION
(Exact name of registrant as specified in its charter)
__________________________________________________________________________

Delaware	82-4699376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 Walnut Street Philadelphia, Pennsylvania	19104
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 215-299-6000
__________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	LTHM	New York Stock Exchange
INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS    YES  ☒   NO  ☐
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

☒
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒
As of March 31, 2019, there were 146,001,331 shares of Common Stock, $0.001 par value per share, outstanding.

LIVENT CORPORATION

Glossary of Terms

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

AOCI	Accumulated other comprehensive income
ARO	Asset retirement obligation
ASC	Accounting Standards Codification, under U.S. GAAP
ASU	Accounting Standards Update, under U.S. GAAP
Brexit	The withdrawal of the United Kingdom from the European Union
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Distribution	On March 1, 2019, FMC made a tax-free distribution to its stockholders of all its remaining interest in Livent Corporation
EAETR	Estimated annual effective tax rate
EV	Electric vehicle
FASB	Financial Accounting Standards Board
FMC	FMC Corporation
FMC Plan	FMC Corporation Incentive Compensation and Stock Plan
IPO	Initial public offering
kMT	Thousand metric tons
LCE	Lithium carbon equivalent
Lithium Business	Substantially all of the assets and liabilities of FMC's lithium business segment transferred to Livent in the Separation
Livent Plan	Livent Corporation Incentive Compensation and Stock Plan
MdA	Minera del Altiplano SA, our local operating subsidiary in Argentina
MT	Metric ton
NPI	Net parent investment
NYSE	New York Stock Exchange
OCI	Other comprehensive income
RCRA	Resource Conservation and Recovery Act
Revolving Credit Facility	Livent's $400 million senior secured revolving credit facility
ROU asset	Right-of-use asset
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
Separation Date	On October 15, 2019, Livent Corporation completed the IPO and sold 20 million shares of Livent common stock to the public at a price of $17.00 per share
Tax Act	Tax Cuts and Jobs Act
TMA	Tax Matters Agreement
TSA	Transaction Services Agreement
U.S. GAAP	United States Generally Accepted Accounting Principles
VAT	Value-added tax

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2019	2018
(in Millions, Except Per Share Data)	(unaudited)
Revenue	$98.3	$102.8
Costs and Expenses
Cost of sales	65.6	50.6
Gross margin	32.7	52.2
Selling, general and administrative expenses	9.2	3.6
Corporate allocations	—	5.1
Research and development expenses	0.8	1.0
Restructuring and other charges	0.1	2.1
Separation-related costs	1.6	—
Total costs and expenses	77.3	62.4
Income from operations before non-operating pension benefit and settlement charges and income taxes	21.0	40.4
Non-operating pension benefit and settlement charges	—	0.2
Income from operations before income taxes	21.0	40.2
Provision for income taxes	4.1	8.0
Net income	$16.9	$32.2
Weighted average common shares outstanding - basic (1)	146.0	123.0
Net income per weighted average share - basic	$0.12	$0.26
Weighted average common shares outstanding - diluted (1)	146.5	123.0
Net income per weighted average share - diluted	$0.12	$0.26
____________________

(1)
For the prior period presented, the weighted average shares outstanding for both basic and diluted earnings per share was calculated using 123.0 million shares of common stock outstanding, which was the number of shares issued to FMC in part in exchange for the asset contribution by FMC to us. Weighted average shares outstanding for the prior period excludes the 23.0 million shares of common stock subsequently issued as part of the public offering and over-allotment option exercise. Refer to the discussion in Note 1 for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2019	2018
(in Millions)	(unaudited)
Net income	$16.9	$32.2
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain arising during the period	1.0	2.5
Total foreign currency translation adjustments (1)	$1.0	$2.5
Derivative instruments:
Unrealized hedging gains, net of tax of less than $0.1 and zero for the three months ended March 31, 2019 and 2018, respectively	0.3	—
Reclassification of deferred hedging gains included in net income, net of tax of less than $0.1 and zero for the three months ended March 31, 2019 and 2018, respectively	(0.4)	—
Total derivative instruments loss, net of tax of less than $0.1 and zero for the three months ended March 31, 2019 and 2018, respectively	(0.1)	—
Other comprehensive income, net of tax	0.9	2.5
Comprehensive income	$17.8	$34.7
____________________

(1)	Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries since it is our intention that such earnings will remain invested in those subsidiaries indefinitely.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	March 31, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$17.8	$28.3
Trade receivables, net of allowance of $0.1 in 2019 and $0.1 in 2018	115.1	141.4
Inventories, net	84.4	71.8
Prepaid and other current assets	56.5	59.8
Total current assets	273.8	301.3
Property, plant and equipment, net	296.6	275.7
Deferred income taxes	2.4	3.0
Right of use assets - operating leases	15.9	—
Other assets	81.4	80.0
Total assets	$670.1	$660.0
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, trade and other	$61.9	$72.0
Accrued and other current liabilities	13.4	46.8
Operating lease liabilities - current	1.5	—
Income taxes	2.3	1.6
Total current liabilities	79.1	120.4
Long-term debt	50.0	34.0
Operating lease liabilities - long-term	14.3	—
Environmental liabilities	5.9	5.9
Deferred income taxes	4.5	2.5
Other long-term liabilities	9.4	9.3
Commitments and contingent liabilities (Note 15)
Equity
Common stock; $0.001 par value; 2 billion shares authorized; 146,001,331 and 146,000,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	0.1	0.1
Capital in excess of par value of common stock	512.3	511.1
Retained earnings	42.8	25.9
Accumulated other comprehensive loss	(48.3)	(49.2)
Total equity	506.9	487.9
Total liabilities and equity	$670.1	$660.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2019	2018
(in Millions)	(unaudited)
Cash required by operating activities:
Net income	$16.9	$32.2
Adjustments to reconcile net income to cash required by operating activities:
Depreciation and amortization	4.9	4.3
Restructuring and other charges	0.1	2.1
Deferred income taxes	2.6	—
Pension and other postretirement benefits	—	0.5
Share-based compensation	1.2	1.1
Changes in operating assets and liabilities:
Trade receivables, net	27.3	(16.3)
Inventories	(11.3)	(2.0)
Accounts payable, trade and other	(10.6)	(13.7)
Advance payments from customers	—	0.2
Income taxes	0.6	(0.2)
Change in prepaid and other current assets and other assets	2.7	(1.2)
Change in accrued and other current liabilities and other long-term liabilities	(35.8)	(7.9)
Cash required by operating activities	(1.4)	(0.9)
Cash required by investing activities:
Capital expenditures(1)	(24.3)	(9.5)
Other investing activities	(1.0)	(1.9)
Cash required by investing activities	(25.3)	(11.4)
Cash provided by financing activities:
Proceeds from issuance of long-term debt	73.0	—
Repayments of long-term debt	(57.0)	—
Payments of financing fees	(0.1)	—
Net change in net parent investment	—	12.4
Cash provided by financing activities	15.9	12.4
Effect of exchange rate changes on cash and cash equivalents	0.3	0.1
(Decrease) increase in cash and cash equivalents	(10.5)	0.2
Cash and cash equivalents, beginning of period	28.3	1.2
Cash and cash equivalents, end of period	$17.8	$1.4

Supplemental Disclosure for Cash Flow:
Cash payments for income taxes, net of refunds (2)	$17.0	$7.3
Cash payments for interest, net (1)	$0.6	$—
Accrued capital expenditures	$3.6	$4.3
Operating lease right-of-use assets and lease liabilities recorded upon adoption of ASC 842	$16.1	$—
____________________
(1) All of the interest related to our Revolving Credit Facility was capitalized for the three months ended March 31, 2019.
(2) Three months ended March 31, 2019 includes $16.9 million related to reimbursement paid to FMC for 2018 income taxes paid by FMC on Livent's behalf pursuant to the TMA.
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(in Millions Except Per Share Data)	Net parent investment	Common Stock, $0.001 Per Share Par Value	Capital In Excess of Par	Retained Earnings	Accumulated other comprehensive loss	Total
Balance, January 1, 2018	$431.0	$—	$—	$—	$(45.6)	$385.4
Net income	32.2	—	—	—	—	32.2
Foreign currency translation adjustments	—	—	—	—	2.5	2.5
Net change in net parent investment	12.4	—	—	—	—	12.4
Balance, March 30, 2018	$475.6	$—	$—	$—	$(43.1)	$432.5

Balance, January 1, 2019	$—	$0.1	$511.1	$25.9	$(49.2)	$487.9
Net income	—	—	—	16.9	—	16.9
Stock compensation plans	—	—	1.2	—	—	1.2
Net hedging losses, net of income tax	—	—	—	—	(0.1)	(0.1)
Foreign currency translation adjustments	—	—	—	—	1.0	1.0
Balance, March 31, 2019	$—	$0.1	$512.3	$42.8	$(48.3)	$506.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1: Description of the Business
Background and Nature of Operations
The accompanying condensed consolidated financial statements of Livent Corporation (“Livent”, “we”, “us”, "company" or “our”) include the historical accounts of the lithium business segment ("Lithium Business") of FMC Corporation (“FMC”), a publicly traded company incorporated in Delaware (United States). Livent manufactures lithium for use in a wide range of lithium products, which are used primarily in energy storage, specialty polymers and chemical synthesis applications. We serve a diverse group of markets. Our product offerings are primarily inorganic and generally have few cost-effective substitutes. A major growth driver for lithium in the future will be the rate of adoption of electric vehicles.
Most markets for lithium chemicals are global with significant growth occurring both in Asia and North America, primarily driven by the development and manufacture of lithium-ion batteries. We are one of the primary producers of performance lithium compounds.
The Separation
On March 31, 2017, FMC publicly announced a plan to separate Livent into a publicly traded company (the “Separation”). Prior to the completion of the initial public offering ("IPO") on October 15, 2018, we were a wholly owned subsidiary of FMC, and all of our outstanding shares of common stock were owned by FMC. Following a series of restructuring steps, on October 1, 2018, prior to the IPO of Livent common stock, FMC transferred to us substantially all of the assets and liabilities of its Lithium Business. In exchange, we issued to FMC all 123 million shares of our common stock.
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
Net proceeds from the sale of 23 million shares of our common stock issued in connection with the IPO and Over-allotment Option Exercise were approximately $369 million, after deducting underwriting discounts and commissions. The net proceeds from the offering, after payment of financing fees and other IPO related costs, were subsequently distributed to FMC. Immediately following the IPO and Over-allotment Option Exercise, FMC owned approximately 84% of our outstanding common stock. Accordingly, we were considered a “controlled company” under the NYSE rules.
Pursuant to generally accepted accounting principles in the United States ("U.S. GAAP"), costs incurred associated with Separation-related activities are expensed as incurred. For the Livent Separation, these costs primarily consist of legal, accounting, professional advisory and other transaction fees associated with the preparation and execution of Separation-related activities. Livent generally expects to continue to incur such separation related costs up to one year from the Separation Date or until such time an orderly separation and transition of various functions and processes is in place.
The Distribution
On March 1, 2019, FMC completed its previously announced spin-off distribution of 123 million shares of common stock of Livent as a pro rata dividend on shares of FMC common stock outstanding at the close of business on the record date of February 25, 2019 (the “Distribution”). Each share of FMC common stock received 0.935301 shares of Livent common stock in the distribution. Immediately prior to the distribution, FMC owned 123 million shares of Livent common stock, representing approximately 84% of the outstanding shares of Livent common stock. Effective upon the distribution, FMC no longer owns any shares of Livent common stock and we are no longer considered a "controlled company" under the NYSE rules.

Note 2: Principal Accounting Policies and Related Financial Information
The accompanying condensed consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted from these interim financial statements. The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our condensed consolidated financial position at March 31, 2019 and December 31, 2018, the condensed consolidated results of operations for the three months ended March 31, 2019 and 2018, and the condensed consolidated cash flows for the three months ended March 31, 2019 and 2018. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These statements, therefore, should be read in conjunction with the annual consolidated and combined financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 Annual Report on Form 10-K").

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

The income tax amounts in the unaudited condensed combined financial statements have been calculated based on a separate return methodology and presented as if our operations were separate taxpayers in the respective jurisdictions. We file United States (U.S.) federal income tax returns with various state, local and non-U.S. jurisdictions. Certain of these income tax returns will be filed on a consolidated or combined basis with FMC through the Separation Date. From the Separation Date onwards, we will file as an independent public company. Please refer to Note 9, Income Taxes, for a further discussion of this matter.

Basis of Presentation Prior to the Separation
Historically, Livent did not operate as an independent, stand-alone company. Prior to the Separation, the combined financial statements included the operations, financial position, and cash flows of Livent, as carved out from the historical consolidated financial statements of FMC using both specific identification and the allocation methodologies described below. We believe the assumptions underlying the pre-Separation period included in the condensed consolidated statement of operations for the three months ended March 31, 2018, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by Livent. However, these shared expenses may not represent the amounts that would have been incurred had Livent operated autonomously or independently from FMC. Actual costs that would have been incurred if Livent had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions in various areas such as information technology and infrastructure.
Net parent investment represents FMC’s historical investment in us, the net effect of transactions with and allocations from FMC. As an operating segment of FMC, we did not own or maintain separate bank accounts, except for certain foreign jurisdictions, where we were required to maintain separate accounts, and as required in preparation for the Separation. FMC uses a centralized approach to the cash management and funded our operating and investing activities as needed. Accordingly, cash held by FMC at the corporate level was not allocated to us for any of the periods presented. In periods prior to the Separation we reflected the cash generated by our operations and expenses paid by FMC on our behalf as a component of “Net parent investment” on the combined balance sheets, and as a net distribution to FMC in our combined statements of cash flows. Intracompany balances and accounts within Livent have been eliminated.
In the pre-Separation period included in the condensed consolidated statement of operations for the three months ended March 31, 2018, Livent functioned as part of the larger group of businesses controlled by FMC and, accordingly, utilized centralized functions, such as facilities and information technology, of FMC to support its operations. Accordingly, a portion of the shared service costs were historically allocated to Livent. FMC also performed certain corporate functions for Livent. The corporate expenses related to Livent were allocated from FMC. These allocated costs were primarily related to certain governance and corporate functions such as finance, treasury, tax, human resources, legal, investor relations, and certain other costs. Where it was possible to specifically attribute such expenses to activities of Livent, these amounts were charged or credited directly to Livent without allocation or apportionment. Allocation of other such expenses was based on a reasonable reflection of the utilization of the service provided to or benefits received by Livent on a consistent basis, such as, but not limited to, a relative percentage of headcount, tangible assets, third-party sales, cost of goods sold or segment operating profit, defined by FMC as segment revenue less operating expenses. The aggregate costs allocated for these functions to Livent was included in “Corporate allocations” within the condensed consolidated statements of operations and are shown in detail within the following table.

(in Millions)	Three Months Ended March 31, 2018
Livent shared service costs (1)	$1.5
FMC Corporate shared service costs allocated to Livent (2)	0.7
Stock compensation expense (3)	1.0
FMC Corporate expense allocation (4)	1.9
Total Corporate allocations	$5.1
____________________

(1)
Represents Livent’s portion of shared service costs historically allocated to Livent. These do not include $2.1 million for the three months ended March 31, 2018 of shared service costs historically allocated to and recorded within “Cost of sales” on the condensed consolidated statements of operations.

(2)	Amounts represent FMC’s Corporate shared service cost allocated to Livent.

(3)
Stock compensation expense represents the allocation of FMC’s Corporate stock compensation expense and the costs specifically identifiable to Livent employees. These amounts exclude the previously allocated portion included within Livent's shared service costs of $0.2 million for the three months ended March 31, 2018.

(4)	Represents the additional costs of the centralized functions of FMC allocated to Livent.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

FMC used a centralized approach to cash management and financing its operations. Historically, the majority of Livent’s cash was transferred to FMC on a daily basis. This arrangement is not reflective of the manner in which Livent would have been able to finance its operations had it been a stand-alone business separate from FMC.
Additionally, the assets and liabilities assigned from FMC have been deemed attributable to, and reflective of the historical operations of, Livent; however, the amounts recorded may not be representative of the amounts that would have been incurred had Livent been an entity that operated independently of FMC. Consequently, the pre-Separation period included in the condensed consolidated statement of operations for the three months ended March 31, 2018 may not be indicative of Livent's future performance and does not necessarily reflect what its results of operations, financial position and cash flows would have been had Livent operated as a separate entity apart from FMC.
FMC’s debt and related interest expense have not been allocated to us for any of the periods presented since we are not the legal obligor of the debt, and FMC’s borrowings were not directly attributable to us.
Earnings per share
The weighted average common shares outstanding for both basic and diluted earnings per share for the condensed consolidated financial statements for the three months ended March 31, 2018 was calculated in accordance with ASC 260, Earnings Per Share (ASC 260), using 123.0 million shares of common stock outstanding, which reflects the number of shares held by FMC prior to the IPO. This results in both basic and diluted earnings per share of $0.26 for the three months ended March 31, 2018.
Basis of Presentation After the Separation
The condensed consolidated financial statements as of and for the three months ended March 31, 2019 are comprised of the results of operations, comprehensive income, financial position, equity and cash flows for periods after the Separation, which reflects Livent's operation as an independent public company. The condensed consolidated financial statements as of and for the three months ended March 31, 2018 are comprised of the results of operations, comprehensive income, and cash flow amounts for the period prior to the Separation (see above), which includes allocations for direct costs and indirect costs attributable to the operations of the Lithium Business.
Leases. We adopted ASC 842 and elected the modified retrospective transition method which required an application date of January 1, 2019. Under the modified retrospective transition method, all prior period disclosures continue to be in accordance with ASC 840.
The Company determines if an arrangement is a lease at the inception of the contract. Our operating leases are included in Operating lease right-of-use ("ROU") assets, Operating lease liabilities - current, and Operating lease liabilities - long term in the condensed consolidated balance sheets. The operating lease ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit interest rate, we utilize an estimated incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. In determining the discount rate used in the present value calculation, the Company has elected to apply the portfolio approach for leases provided the leases commenced at or around the same time. This election allows the Company to account for leases at a portfolio level provided that the resulting accounting at this level would not differ materially from the accounting at the individual lease level. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
The Company has elected not to separate lease and non-lease components and accounts for each separate lease component and non-lease component associated with that lease component as a single lease component. Operating lease ROU assets include all contractual lease payments and initial direct costs incurred less any lease incentives. Facility leases generally only contain lease expense and non-component items such as taxes and pass through charges. Additionally, we have elected not to apply the recognition requirements of ASC 842 to leases which have a lease term of less than one year at the commencement date.
Most of the Company's leases for corporate facilities contain terms for renewal and extension of the lease agreement. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company includes the lease extensions when it is reasonably certain we will exercise the extension. The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or any material restrictive covenants. We currently do not have any finance leases. See Note 15 for information on related disclosures regarding leases.
There were no other significant changes to our accounting policies that are set forth in detail in Note 2 to our annual consolidated and combined financial statements in Part II, Item 8 of our 2018 Annual Report on Form 10-K.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 3: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
In March 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-01, Codification Improvements to Leases (Topic 842): Amendments to the FASB Accounting Standards Codification. The amendments in this ASU contain improvements and clarifications of certain guidance in Topic 842. The new amendments are effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date). We have evaluated the effect of the guidance and determined that the adoption will not have a material impact on our condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard is effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date). We are evaluating the effect the guidance will have on our condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new standard is effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date), with early adoption permitted for fiscal years beginning after December 15, 2018. We are evaluating the effect the guidance will have on our condensed consolidated financial statements.
Recently adopted accounting guidance
In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This new standard permits a company to reclassify the income tax effects of the change in the U.S federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances as well as other income tax effects related to the application of the Tax Cuts and Jobs Act ("the Act") within accumulated other comprehensive income (“AOCI”) to retained earnings. There are also new required disclosures such as a description of the accounting policy for releasing income tax effects from AOCI as well as certain disclosures in the period of adoption if a company elects to reclassify the income tax effects. The new standard is effective for fiscal years beginning after December 15, 2018 (i.e. a January 1, 2019 effective date), and interim periods within those fiscal years, with early adoption permitted. The adoption did not have a material impact on our condensed consolidated financial statements other than a reclassification of certain income tax effects.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815). This ASU amends and simplifies existing hedge accounting guidance and allows for more hedging strategies to be eligible for hedge accounting. In addition, the ASU amends disclosure requirements and how hedge effectiveness is assessed. The new standard is effective for fiscal years beginning after December 15, 2018 (i.e. a January 1, 2019 effective date), with early adoption permitted in any interim period after issuance of this ASU. The adoption did not have a material impact on our condensed consolidated financial statements.
In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e. a January 1, 2019 effective date). Our total assets and total liabilities increased approximately $16 million in the period of adoption, however, the adoption did not have a material impact on our results of operations or cash flows.

Note 4: Revenue Recognition

Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and by product categories.

The following table provides information about disaggregated revenue by major geographical region:

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Three Months Ended March 31,
	2019	2018
North America (1)	$15.8	$19.8
Latin America	0.7	0.7
Europe, Middle East & Africa	15.3	17.5
Asia Pacific (1)	66.5	64.8
Total Revenue	98.3	102.8

(1)
During the three months ended March 31, 2019, countries with sales in excess of 10% of combined revenue consisted of Japan and the U.S. Sales for the three months ended March 31, 2019 for Japan and the U.S. totaled $48.0 million and $15.8 million, respectively. During the three months ended March 31, 2018, countries with sales in excess of 10% of combined revenue consisted of Japan, the U.S. and China. Sales for the three months ended March 31, 2018 for Japan, the U.S. and China totaled $19.7 million, $19.8 million and $35.0 million, respectively.

For the three months ended March 31, 2019, two customers accounted for approximately 34% and 14% of total revenue, respectively and our 10 largest customers accounted in aggregate for approximately 64% of our revenue. For the three months ended March 31, 2018 one customer accounted for approximately 10% of total revenue and our 10 largest customers accounted in aggregate for approximately 51% of our revenue. A loss of any material customer could have a material adverse effect on our business, financial condition and results of operations.

The following table provides information about disaggregated revenue by major product category:

(in Millions)	Three Months Ended March 31,
	2019	2018
Lithium Hydroxide	$56.9	$49.8
Butyllithium	26.9	24.6
High Purity Lithium Metal and Other Specialty Compounds	13.0	17.8
Lithium Carbonate and Lithium Chloride	1.5	10.6
Total Revenue	98.3	102.8

Our lithium hydroxide and butyllithium products are developed and sold to global and regional customers in the EV, polymer and specialty alloy metals market. Lithium hydroxide products are used in advanced batteries for hybrid electric, plug-in hybrid, and all-electric vehicles as well as other products that require portable energy storage such as smart phones, tablets, laptop computers, and military devices. Lithium hydroxide is also sold into grease applications for use in automobiles, aircraft, railcars and agricultural and other types of equipment. Butyllithium products are primarily used as polymer initiators and in the synthesis of pharmaceuticals. High purity lithium metal and other specialty compounds include lithium phosphate, pharmaceutical-grade lithium carbonate, high purity lithium chloride and specialty organics. Additionally, we sell whatever lithium carbonate and lithium chloride we do not use internally to our customers for various applications.

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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. For FOB shipping point terms, revenue is recognized at the time of shipment since the customer gains control at this point in time.
We record amounts billed for shipping and handling fees as revenue. Costs incurred for shipping and handling are recorded as costs of sales. Amounts billed for sales and use taxes, value-added taxes, and certain excise and other specific transactional taxes imposed on revenue-producing transactions are presented on a net basis and excluded from revenue in the condensed consolidated statements of operations. We record a liability until remitted to the respective taxing authority.

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
The following table presents the opening and closing balances of our receivables, net of allowances. As of March 31, 2019 and December 31, 2018, there were no contract liabilities from contract with customers.

(in Millions)	Balance as of March 31, 2019	Balance as of December 31, 2018	Increase (Decrease)
Receivables from contracts with customers, net of allowances	$115.1	$141.4	$(26.3)

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
Occasionally, we may enter into multi-year take or pay supply agreements with customers. The aggregate amount of revenue expected to be recognized related to these contracts’ performance obligations that are unsatisfied or partially satisfied is approximately $46 million for the remainder of 2019 and $49 million in 2020. These approximate revenues do not include amounts of variable consideration attributable to contract renewals or contract contingencies. Based on our past experience with the customers under these arrangements, we expect to continue recognizing revenue in accordance with the contracts as we transfer control of the product to the customer (refer to the sales of goods section for our determination of transfer of control). However, in the case a shortfall of volume purchases occurs, we will recognize the amount payable by the customer over the remaining performance obligations in the contract.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 5: Inventories, Net
Inventories consisted of the following:

(in Millions)	March 31, 2019	December 31, 2018
Finished goods	$21.0	$22.2
Work in process	49.3	36.6
Raw materials, supplies and other	15.6	14.5
First-in, first-out inventory	85.9	73.3
Less: Excess of first-in, first-out cost over last-in, first-out cost	(1.5)	(1.5)
Inventories, net	$84.4	$71.8

Note 6: Property, Plant and Equipment, Net
Property, plant and equipment consisted of the following:

(in Millions)	March 31, 2019	December 31, 2018
Property, plant and equipment	491.3	468.8
Accumulated depreciation	(194.7)	(193.1)
Property, plant and equipment, net	$296.6	$275.7

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 7: Restructuring and Other Charges
In 2017, we began restructuring efforts at our manufacturing site located in Bessemer City, North Carolina. The objective of this restructuring plan is to optimize both the assets and cost structure by reducing certain production lines at the plant. The restructuring decision resulted primarily in shutdown costs. The following table shows total restructuring and other charges included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
(in Millions)	2019	2018
Restructuring charges
Demolition and exit charges (1)	$—	$1.8
Asset disposal charges (2)	—	0.2
Other charges
Environmental remediation (3)	0.1	0.1
Total restructuring and other charges	$0.1	$2.1
___________________
(1) Primarily represents costs associated with demolition and other miscellaneous exit costs.
(2) Primarily represents fixed asset write-offs which were or are to be abandoned.

(3)
Other charges represent costs associated with environmental remediation with respect to certain discontinued products. There is one environmental remediation site in Bessemer City, North Carolina. See Note 8 for more details.

Roll forward of restructuring reserve
The following table shows a roll forward of restructuring reserve that will result in cash spending. These amounts exclude asset retirement obligations.

(in Millions)	Restructuring Reserve Total (2)
Balance December 31, 2017	$2.9
Change in reserves (1)	1.9
Cash payments	(1.2)
Balance December 31, 2018	$3.6
Cash payments	(0.1)
Balance March 31, 2019	$3.5
____________________

(1)	Primarily related to facility shutdowns and other miscellaneous exit costs.

(2)	Included in “Accrued and other current liabilities” on the condensed consolidated balance sheets.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

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
Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. As of the periods presented, the Bessemer City site located in North Carolina is the only site for which we have a reserve. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation can be made. Accordingly, total reserves of $6.4 million existed at March 31, 2019 and December 31, 2018, a portion of which is included in “Accrued and other current liabilities” on the condensed consolidated balance sheets.
Although potential environmental remediation expenditures in excess of the reserves and estimated loss contingencies could be significant, the impact on our future consolidated financial results is not subject to reasonable estimation due to numerous uncertainties concerning the nature and scope of possible contamination, identification of remediation alternatives under constantly changing requirements, selection of new and diverse clean-up technologies to meet compliance standards, and the timing of potential expenditures. The liabilities arising from potential environmental obligations that have not been reserved for at this time may be material to any one quarter’s or year’s results of operations in the future. However, we believe any liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
 The table below is a roll forward of our total environmental reserves from December 31, 2017 to March 31, 2019.

(in Millions)	Total
Total environmental reserves at December 31, 2017	$6.4
Change in reserve (1)	0.2
Cash payments	(0.2)
Total environmental reserves at December 31, 2018	$6.4
Change in reserve (1)	0.1
Cash payments	(0.1)
Total environmental reserves at March 31, 2019	$6.4
Environmental reserves, current (2)	$0.5
Environmental reserves, long-term (3)	5.9
Total environmental reserves at March 31, 2019	$6.4
____________________

(1)	These amounts are included within "Restructuring and other" on the condensed consolidated statements of operations.

(2)	These amounts are included within "Accrued and other current liabilities" on the condensed consolidated balance sheets.

(3)	These amounts are included in "Environmental liabilities" on the condensed consolidated balance sheets.

Note 9: Income Taxes
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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

applicable in the jurisdiction to which it relates, discrete items in any quarter can materially impact the reported effective tax rate. As a global enterprise, our tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors. As a result, there can be significant volatility in interim tax provisions.
For the three months ended March 31, 2018, income taxes prior to the Separation were determined in accordance with the separate return method. For the three months ended March 31, 2019, income taxes were determined in accordance with Livent's status as an independent public company.
Provision for income taxes for the three months ended March 31, 2019 was $4.1 million resulting in an effective tax rate of 19.5%. Provision for income taxes for the three months ended March 31, 2018 was $8.0 million resulting in an effective tax rate of 19.9%.

Note 10: Debt
Long-term debt
Long-term debt consists of the following:

	March 31, 2019
	Interest Rate Percentage		Maturity Date	March 31, 2019	December 31, 2018
(in Millions)	LIBOR borrowings	Base rate borrowings
Revolving Credit Facility (1)	4.5%	6.5%	2023	$50.0	$34.0
Total long-term debt (2)				$50.0	$34.0
______________________________

(1)
As of March 31, 2019 and December 31, 2018, there were $10.3 million in letters of credit outstanding under our Revolving Credit Facility and available funds under this facility were $339.7 million and $355.7 million, respectively.

(2)     As of March 31, 2019 and December 31, 2018, the Company had no debt maturing within one year.
Revolving Credit Facility
On September 28, 2018, we entered into a credit agreement among us, our subsidiary, FMC Lithium USA Corp., as borrowers (the “Borrowers”), certain of our wholly owned subsidiaries as guarantors, the lenders party thereto (the “Lenders”), Citibank, N.A., as administrative agent, and certain other financial institutions party thereto, as joint lead arrangers (the “Credit Agreement”). The Credit Agreement provides for a $400 million senior secured revolving credit facility, $50 million of which is available for the issuance of letters of credit for the account of the Borrowers, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to $600 million (the “Revolving Credit Facility”). The issuance of letters of credit and the proceeds of revolving credit loans made pursuant to the Revolving Credit Facility are available, and will be used, for general corporate purposes, including capital expenditures and permitted acquisitions, of the Borrowers and their subsidiaries. See Note 10, Part II, Item 8 of our 2018 Annual Report on Form 10-K for more information.
Covenants
Among other restrictions, our Revolving Credit Facility contains financial covenants applicable to Livent and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). We were in compliance with all covenants at March 31, 2019.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 11: Stock-based Compensation
Livent Corporation Incentive Compensation and Stock Plan
Effective March 5, 2019, Livent registered 2,000,000 shares of Livent common stock which were authorized for issuance pursuant to awards under the Livent Corporation Incentive Compensation and Stock Plan (the "Livent Plan"). As of March 31, 2019, the total shares of Livent common stock authorized for issuance under the Livent Plan is 6,290,000. Refer to the Company's 2018 Annual Report on Form 10-K, Part II, Item 8 for further information about the Livent Plan.
Conversion of FMC Corporation Incentive Compensation and Stock Plan ("FMC Plan") Awards
FMC has a share-based compensation plan, in which Lithium Business employees were eligible to participate prior to the IPO. Effective March 1, 2019 (the "Distribution Date") each outstanding FMC equity award pursuant to the FMC Plan held by a Lithium Business employee was converted into a Livent equity award ("Converted Award") pursuant to the Livent Plan. The number of Livent shares subject to each Converted Award (and in the case of stock options, the exercise price of the award) was adjusted to preserve the aggregate intrinsic value of the original FMC Plan award as measured before and after the conversion, subject to rounding. Each such Converted Award remains subject to the same terms and conditions (including vesting and payment schedules) as were applicable immediately prior to the above described conversion, except that the Converted Awards held by Lithium Business employees are not subject to any performance-based vesting conditions. Additionally, each outstanding award of FMC RSUs held by FMC employees and issued prior to 2019 will be converted into Adjusted FMC RSUs which will vest in both FMC and Livent common stock shares, subject to the same terms and conditions as were applicable immediately prior to the conversion.
Stock Compensation
We recognized the following stock compensation expense for awards under the Livent Plan:

(in Millions)	Three Months Ended March 31, 2019
Stock Option Expense, net of taxes of $0.1	$0.4
Restricted Stock Expense, net of taxes of $0.1	0.6
Total Stock Compensation Expense, net of taxes of $0.2 (1)	$1.0
____________________

(1)	This expense is classified as "Selling, general and administrative expenses" in our condensed consolidated statements of operations.
Stock Options
The grant date fair values of the stock options granted in the three months ended March 31, 2019, were estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The expected volatility assumption is based on the historical volatility of a group of twelve of our publicly traded peers that operate in the specialty chemical sector and five companies that have recently been spun off from larger publicly traded companies. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury securities with terms equal to the expected timing of stock option exercises as of the grant date. The dividend yield assumption reflects anticipated dividends on Livent's common stock. Livent stock options granted in the three months ended March 31, 2019 will cliff vest on the third anniversary of the grant date and expire ten years from the date of grant.
Black Scholes valuation assumptions for Livent Plan stock option grants:

Three Months Ended March 31, 2019
Expected dividend yield	—%
Expected volatility	20.07%
Expected life (in years)	6.50
Risk-free interest rate	2.55%
The weighted-average grant date fair value of options granted during the three months ended March 31, 2019 was $3.40 per share.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following summary shows stock option activity for the Livent Plan for the three months ended March 31, 2019:

	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in Millions)
Outstanding December 31, 2018	716,256	9.8 years	$16.99	$—
Granted	48,804		$12.48
Converted FMC awards	946,161
Outstanding March 31, 2019	1,711,221	8.0 years	$12.50	$3.0
Exercisable at March 31, 2019	474,781	5.2 years	$8.36	$1.9
As of March 31, 2019, we had total remaining unrecognized compensation cost related to unvested stock options of $4.1 million which will be amortized over the weighted-average remaining requisite service period of approximately 3.3 years.
Restricted Stock Unit Awards
The grant date fair value of RSUs under the Livent Plan is based on the market price per share of Livent's common stock on the date of grant, and the related compensation cost is amortized to expense on a straight-line basis over the vesting period during which the employees perform related services, which for the RSUs granted during the three months ended March 31, 2019, is cliff vesting 3 years following the grant date.
The following table shows RSU activity of the Livent Plan for the three months ended March 31, 2019:

	Restricted Stock Units
	Number of awards	Weighted-Average Grant Date Fair Value
Nonvested December 31, 2018	249,786	$16.94
Granted	51,029	$12.81
Converted FMC awards	311,387
Nonvested March 31, 2019	612,202	$12.93
As of March 31, 2019, the Livent Plan had total remaining unrecognized compensation cost related to unvested RSUs of $5.5 million which will be amortized over the weighted-average remaining requisite service period of approximately 2.0 years

Note 12: Equity
The following is a summary of our capital stock activity for the three months ended March 31, 2019:

Common Stock Shares
Balance at December 31, 2018	146,000,000
Adjusted FMC RSU awards (1)	1,331
Balance at March 31, 2019	146,001,331
(1)     See Note 11 for more information on Adjusted FMC RSU awards held by FMC employees.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Summarized below is the roll forward of accumulated other comprehensive loss, net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Total
Accumulated other comprehensive loss, net of tax at December 31, 2018	$(48.0)	$(1.2)	$(49.2)
2019 Activity
Other comprehensive income before reclassifications	1.0	0.3	1.3
Amounts reclassified from accumulated other comprehensive income	—	(0.4)	(0.4)
Accumulated other comprehensive loss, net of tax at March 31, 2019	$(47.0)	$(1.3)	$(48.3)

(in Millions)	Foreign currency adjustments	Total
Accumulated other comprehensive loss, net of tax at December 31, 2017	$(45.6)	$(45.6)
2018 Activity
Other comprehensive income (loss) before reclassifications	2.5	2.5
Accumulated other comprehensive loss, net of tax at March 31, 2018	$(43.1)	$(43.1)
____________________
(1)     See Note 14 for more information.
Reclassifications of accumulated other comprehensive loss
The table below provides details about the reclassifications from accumulated other comprehensive loss and the affected line items in the condensed consolidated statements of operations for the period presented.

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Condensed Combined Statements of Operations
(in Millions)	Three Months Ended March 31, 2019
Derivative instruments
Foreign currency contracts	$(0.4)	Costs of sales and services
Total before tax	(0.4)
Amount included in net income (2)	(0.4)
Total reclassifications for the period	$(0.4)	Amount included in net income
____________________
(1)     No amounts were reclassified from accumulated other comprehensive loss for the three months ended March 31, 2018.
(2)    Provision for income taxes related to the reclassification was less than $0.1 million for the three months ended March 31,2019.
Dividends
For the three months ended March 31, 2019, we paid no dividends. We do not expect to pay any dividends in the foreseeable future.

Note 13: Earnings Per Share
Earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options and restricted stock units granted in connection with the Livent Plan. See Note 12 to our annual consolidated and combined financial statements in Part II, Item 8 of our 2018 Annual Report on Form 10-K for more information. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

The weighted average common shares outstanding for both basic and diluted earnings per share for the condensed consolidated financial statements for the three months ended March 31, 2018 was calculated, in accordance with ASC 260, Earnings Per Share (ASC 260), using 123.0 million shares of common stock outstanding, which reflects the number of shares held by FMC prior to the IPO. In connection with our IPO, we issued 20 million shares of our common stock to the public at a public offering price of $17.00 per share. The IPO closed on October 15, 2018. On November 13, 2018 the Company closed on the sale of an additional 3 million shares of its common stock pursuant to the Over-allotment Option Exercise. In accordance with ASC 260, the 23 million shares issued in connection with the IPO are included in earnings per share calculations for periods subsequent to the closing of the IPO and are not included in the earning per share calculations for periods prior to the closing of the IPO.
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$16.9	$32.2

Denominator:
Weighted average common shares outstanding - basic	146.0	123.0
Weighted average additional shares assuming conversion of potential common shares	0.5	—
Weighted average common shares outstanding - diluted	146.5	123.0

Basic earnings per common share:
Net income per weighted average share - basic	$0.12	$0.26
Diluted earnings per common share:
Net income per weighted average share - diluted	$0.12	$0.26

Anti-dilutive stock options
For the three months ended March 31, 2019, options to purchase 716,256 shares of our common stock at an average exercise price of $16.99 per share were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock for the full year.
Additional dilution - the FMC Plan
FMC has a share-based compensation plan, in which Lithium Business employees were eligible to participate prior to the IPO. Effective March 1, 2019 (the "Distribution Date") each outstanding FMC equity award pursuant to the FMC Plan held by a Lithium Business employee was converted into a Livent equity award ("Converted Award") pursuant to the Livent Plan. The number of Livent shares subject to each Converted Award (and in the case of stock options, the exercise price of the award) was adjusted to preserve the aggregate intrinsic value of the original FMC Plan award as measured before and after the conversion, subject to rounding. Additionally, each outstanding award of FMC RSUs held by FMC employees and issued prior to 2019 was converted into Adjusted FMC RSUs which will vest in both FMC and Livent common stock shares, subject to the same terms and conditions as were applicable immediately prior to the conversion. See Note 12 for more information on the FMC Plan. There were $0.5 million incremental shares related to the Converted Awards and Adjusted FMC RSUs that were included for diluted earnings per share for the three months ended March 31, 2019.

Note 14: Financial Instruments, Risk Management and Fair Value Measurements

Our financial instruments include cash and cash equivalents, trade receivables, other current assets, accounts payable, and amounts included in investments and accruals meeting the definition of financial instruments. The carrying value of these financial instruments approximates their fair value. Our other financial instruments include the following:

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Financial Instrument	Valuation Method

Foreign exchange forward contracts	Estimated amounts that would be received or paid to terminate the contracts at the reporting date based on current market prices for applicable currencies.
Debt	Our estimates and information obtained from independent third parties using market data, such as bid/ask spreads for the last business day of the reporting period.
The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from, or corroborated by, observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair value and the carrying amount of debt was $50.0 million and $34.0 million as of March 31, 2019 and December 31, 2018, respectively.
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
Foreign Currency Exchange Risk Management
We conduct business in many foreign countries, exposing earnings, cash flows, and our financial position to foreign currency risks. The majority of these risks arise as a result of foreign currency transactions. Our policy is to minimize exposure to adverse changes in currency exchange rates. This is accomplished through a controlled program of risk management that could include the use of foreign currency debt and forward foreign exchange contracts. We also use forward foreign exchange contracts to hedge firm and highly anticipated foreign currency cash flows, with an objective of balancing currency risk to provide adequate protection from significant fluctuations in the currency markets.
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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

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
As of March 31, 2019, we had open foreign currency forward contracts in AOCI in a net after-tax loss position of $1.3 million designated as cash flow hedges of underlying forecasted sales and purchases. At March 31, 2019 we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $71.3 million.
Approximately $1.3 million of net after-tax loss, representing open foreign currency exchange contracts, will be realized in earnings during the nine months ending December 31, 2019 if spot rates in the future are consistent with market rates as of March 31, 2019 The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the condensed consolidated statements of income.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $53.7 million at March 31, 2019.
Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments:

March 31, 2019
Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges
Derivatives
Foreign exchange contracts	$0.4
Total derivative assets (1)	0.4
Foreign exchange contracts	(1.8)
Total derivative liabilities (2)	(1.8)
Net derivative liabilities	$(1.4)

December 31, 2018
Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges
Derivatives
Foreign exchange contracts	$(1.3)
Total derivative liabilities (2)	(1.3)
Net derivative liabilities	$(1.3)
____________________
(1) Balance is included in “Prepaid and other current assets” in the condensed consolidated balance sheets.
(2) Balance is included in “Accrued and other current liabilities” in the condensed consolidated balance sheets.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following tables summarize the gains or losses related to our cash flow hedges and derivatives not designated as cash flow hedging instruments.
Derivatives in Cash Flow Hedging Relationships

(in Millions)	Foreign Exchange Contracts	Total
Accumulated other comprehensive loss, net of tax at December 31, 2018	$(1.2)	$(1.2)
2019 Activity
Unrealized hedging gains, net of tax	0.3	0.3
Reclassification of deferred hedging gains, net of tax (1)	(0.4)	(0.4)
Total derivative instrument impact on comprehensive income, net of tax	(0.1)	(0.1)
Accumulated other comprehensive loss, net of tax at March 31, 2019	$(1.3)	$(1.3)
____________________

(1)	Amounts are included in “Cost of sales and services” on the condensed consolidated statements of operations.

Derivatives Not Designated as Cash Flow Hedging Instruments

	Location of Loss Recognized in Income on Derivatives	Amount of Pre-tax Loss Recognized in Income on Derivatives (1)
		Three Months Ended
(in Millions)		2019
Foreign Exchange contracts	Cost of Sales and Services	$(0.1)
Total		$(0.1)
____________________

(1)
Amounts represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item. Prior to the Separation, derivative instruments were under FMC's hedging program for the three months ended March 31, 2018.

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

Recurring Fair Value Measurements
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in our condensed consolidated balance sheets.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$0.4	$—	$0.4	$—
Total Assets	$0.4	$—	$0.4	$—
Liabilities
Derivatives – Foreign exchange (1)	$1.8	$—	$1.8	$—
Total Liabilities	$1.8	$—	$1.8	$—

(in Millions)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivatives – Foreign exchange (1)	$1.3	$—	$1.3	$—
Total Liabilities	$1.3	$—	$1.3	$—
____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classifications on our condensed consolidated balance sheets.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 15: Commitments and Contingencies
Contingencies
We have certain contingent liabilities arising in the ordinary course of business. Some of these contingencies are known but are so preliminary that the merits cannot be determined, or if more advanced, are not deemed material based on current knowledge; and some are unknown - for example, claims with respect to which we have no notice or claims which may arise in the future, resulting from products sold, guarantees or warranties made, or indemnities provided. Therefore, we are unable to develop a reasonable estimate of our potential exposure of loss for these contingencies, either individually or in the aggregate, at this time. Based on information currently available and established reserves, we have no reason to believe that the ultimate resolution of known contingencies will have a material adverse effect on the consolidated financial position, liquidity or results of operations. However, there can be no assurance that the outcome of these contingencies will be favorable, and adverse results in certain of these contingencies could have a material adverse effect on the consolidated financial position, results of operations in any one reporting period, or liquidity.
Nemaska arrangement
In October 2016, we entered into a long-term supply agreement (the “Agreement”) with Nemaska Lithium Shawinigan Transformation Inc. (“Nemaska”), a subsidiary of Nemaska Lithium Inc. based in Quebec, Canada. Pursuant to the Agreement, Nemaska is to provide lithium carbonate to us from an electrochemical plant that is under construction. Since completion of the project financing had significantly delayed the construction of its electrochemical plant, Nemaska had reported that it was not in a position to start delivering lithium carbonate according to the schedule in the Agreement.
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
Leases
All of our leases are operating leases and the Company has no short-term leases as of March 31, 2019. We have operating leases for corporate offices, manufacturing facilities, and land. Our leases have remaining lease terms of 2 years to 15 years. Quantitative disclosures about our leases are summarized in the table below.

(in Millions, except for weighted-average amounts)	Three Months Ended March 31, 2019
Lease Cost
Operating lease cost (1)	$0.5
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$0.4
Weighted-average remaining lease term - operating leases	12.7 years
Weighted-average discount rate - operating leases	4.39%
_______________________________

(1)
Variable lease cost and sublease income for the three months ended March 31, 2019 were each less than $0.1 million. Lease expense is classified as "Selling, general and administrative expenses" in our condensed consolidated statements of operations.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

The table below presents a maturity analysis of our operating lease liabilities for each of the next five years and a total of the amounts for the remaining years.

(in Millions)	Undiscounted cash flows
2019 (excluding the three months ended March 31, 2019)	$1.1
2020	1.8
2021	1.8
2022	1.8
2023	1.6
Thereafter	12.9
Total future minimum lease payments	21.0
Less: Imputed interest	(5.2)
Total	$15.8

As of December 31, 2018, the Company's future minimum lease payments under non-cancelable operating leases for the five years ending December 31, 2019 through 2023 and thereafter were as follows: $1.7 million, $1.9 million, $1.8 million, $1.7 million, $1.6 million and $10.2 million, respectively.

Note 16: Supplemental Information
The following tables present details of prepaid and other current assets, other assets, accrued and other current liabilities, and other long-term liabilities as presented on the condensed consolidated balance sheets:

(in Millions)	March 31, 2019	December 31, 2018
Prepaid and other current assets
Argentina government receivable (1)	$11.4	$8.8
Tax related items	5.5	4.1
Other receivables	5.3	6.2
Prepaid expenses	5.5	8.4
Bank Acceptance Drafts (2)	23.2	29.1
Other current assets	5.6	3.2
Total	$56.5	$59.8

(in Millions)	March 31, 2019	December 31, 2018
Other assets
Argentina government receivable (1)	$42.8	$41.5
Advance to contract manufacturers (3)	15.7	15.3
Capitalized software, net	1.3	1.4
Prepayment associated with long-term supply agreements	10.0	10.0
Tax related items (4)	5.6	6.2
Other assets	6.0	5.6
Total	$81.4	$80.0

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

____________________

(1)
We have various subsidiaries that conduct business within Argentina. At March 31, 2019 and December 31, 2018, $38.0 million of outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables, was denominated in U.S. dollars. As with all outstanding receivable balances we continually review recoverability by analyzing historical experience, current collection trends and regional business and political factors among other factors.

(2)
Bank Acceptance Drafts are a common Chinese finance note used to settle trade transactions. Livent accepts these notes from Chinese customers based on criteria intended to ensure collectability and limit working capital usage.

(3)	We record deferred charges for certain contract manufacturing agreements which we amortize over the term of the underlying contract.

(4)	Represents an offsetting non-current deferred asset of $3.2 million and $2.6 million, respectively, relating to specific uncertain tax positions and other tax related items.

(in Millions)	March 31, 2019	December 31, 2018
Accrued and other current liabilities
Restructuring reserves	$3.5	$3.6
Due to FMC (1)	0.5	23.8
Accrued payroll	3.5	8.5
Derivative liabilities	1.4	1.3
Environmental reserves, current	0.5	0.5
Other accrued and other current liabilities	4.0	9.1
Total	$13.4	$46.8

(in Millions)	March 31, 2019	December 31, 2018
Other long-term liabilities
Asset retirement obligations	$0.2	$0.2
Contingencies related to uncertain tax positions (2)	6.0	6.0
Self-insurance reserves	2.4	2.4
Other long-term liabilities	0.8	0.7
Total	$9.4	$9.3
____________________

(1)
At December 31, 2018, we had obligations to FMC for amounts due under the TSA of $2.3 million, $16.9 million related to income taxes payable to certain tax jurisdictions and payments made by FMC on Livent's behalf related to the Separation steps of $4.6 million. These obligations were settled during the first quarter of 2019.

(2)
At March 31, 2018 and 2019, we have recorded a liability for uncertain tax positions of $3.1 million and a $2.9 million indemnification liability to FMC for assets where the offsetting uncertain tax position is with FMC.

Note 17: Subsequent Events
There were no material subsequent events that required recognition or additional disclosure in the accompanying condensed consolidated financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995: We and our representatives may from time to time make written or oral statements that are “forward-looking” and provide other than historical information, including statements contained in Item 2 of this Form 10-Q, in our other filings with the SEC, or in reports to our stockholders.
In some cases, we have identified forward-looking statements by such words or phrases as “will likely result,” “is confident that,” “expect,” “expects,” “should,” “could,” “may,” “will continue to,” “believe,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. These forward-looking statements may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the risk factors listed in Part I, Item 1A "Risk Factors" of our 2018 Annual Report on Form 10-K. You should specifically consider the numerous risks outlined under "Risk Factors." We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to and specifically decline to undertake any obligation to publicly revise or update any of these forward-looking statements after the date of this Form 10-Q to conform our prior statements to actual results, revised expectations or to reflect the occurrence of anticipated or unanticipated events.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 2 to our consolidated and combined financial statements included in Part II, Item 8 of our 2018 Annual Report on Form 10-K.
We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our condensed consolidated financial statements. We have reviewed these critical accounting policies with the Audit Committee of our Board of Directors. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.
The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the “Critical Accounting Policies” section included within "Management's Discussion and Analysis of Financial Condition and Results of Operations" within Part II, Item 7 of our 2018 Annual Report on Form 10-K for a detailed description of these policies and their potential effects on our results of operations and financial condition.

•	Revenue recognition and trade receivables

•	Impairment and valuation of long-lived assets

•	Income taxes

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS AND REGULATORY ITEMS
See Note 3 to these condensed consolidated financial statements included in this Form 10-Q for a discussion of recently adopted accounting guidance and other new accounting guidance.

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
First Quarter 2019 Highlights
The following are the more significant developments in our business during the three months ended March 31, 2019:

•
Revenue of $98.3 million for the three months ended March 31, 2019 decreased $4.5 million, or approximately 4% compared to the three months ended March 31, 2018 primarily due to unfavorable customer mix and lower volumes of lithium carbonate.

•
Gross margin of $32.7 million for the three months ended March 31, 2019 decreased $19.5 million or approximately 38% versus the prior year quarter primarily driven by unfavorable customer mix, lower volumes of lithium carbonate and higher VAT due to increased exports from China.

•
Selling, general and administrative expenses increased by $5.6 million, or approximately 156%, to $9.2 million compared to the prior year quarter primarily due to the incremental stand-alone company costs.

•	Corporate allocations of $0.0 million decreased by $5.1 million compared to the prior year quarter because expenses are not allocated to Livent from FMC subsequent to the Separation Date.

•
Adjusted EBITDA of $27.6 million decreased $19.2 million compared to the prior year quarter amount of $46.8 million primarily due to unfavorable customer mix, lower volumes of lithium carbonate and higher VAT due to increased exports from China.

Other Highlights
On March 1, 2019, FMC completed its previously announced spin-off distribution of 123 million shares of common stock of Livent as a pro rata dividend on shares of FMC common stock outstanding at the close of business on the record date of February 25, 2019 (the “Distribution”). Refer to Note 1 for further information.
Business Outlook
The transition to higher nickel chemistries in EV batteries has progressed at a slower pace than anticipated, delaying the growth in our lithium hydroxide sales. During this delayed transition, some of our customers have been satisfying their lithium needs through lower-cost lithium carbonate or lower-performance lithium hydroxide.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2019	2018
(in Millions, Except Per Share Data)	(unaudited)
Revenue	$98.3	$102.8
Costs and Expenses
Cost of sales	65.6	50.6
Gross margin	32.7	52.2
Selling, general and administrative expenses	9.2	3.6
Corporate allocations	—	5.1
Research and development expenses	0.8	1.0
Restructuring and other charges	0.1	2.1
Separation-related costs	1.6	—
Total costs and expenses	77.3	62.4
Income from operations before non-operating pension benefit and settlement charges and income taxes	21.0	40.4
Non-operating pension benefit and settlement charges	—	0.2
Income from operations before income taxes	21.0	40.2
Provision for income taxes	4.1	8.0
Net income	$16.9	$32.2
In addition to net income, as determined in accordance with U.S. GAAP, we evaluate operating performance using certain non-GAAP measures such as EBITDA, which we define as net income plus interest expense, net, income tax expense (benefit), depreciation, and amortization, and Adjusted EBITDA, on a stand-alone company basis, which we define as EBITDA adjusted for restructuring and other charges (income), non-operating pension expense (benefit) and settlement charges, and separation related costs. Management believes the use of these non-GAAP measures allows management and investors to compare more easily the financial performance of its underlying business from period to period. The non-GAAP information provided may not be comparable to similar measures disclosed by other companies because of differing methods used by other companies in calculating EBITDA and Adjusted EBITDA. This measure should not be considered as a substitute for net income or other measures of performance or liquidity reported in accordance with U.S. GAAP. The following table reconciles EBITDA and Adjusted EBITDA from net income.

	Three Months Ended March 31,
(in Millions)	2019	2018
Net income (GAAP)	$16.9	$32.2
Add back:
Provision for income taxes	4.1	8.0
Depreciation and amortization	4.9	4.3
EBITDA (Non-GAAP) (a)	$25.9	$44.5
Add back:
Restructuring and other charges (b)	0.1	2.1
Non-operating pension benefit and settlement charges (c)	—	0.2
Separation-related costs (d)	1.6	—
Adjusted EBITDA (Non-GAAP)	$27.6	$46.8
___________________

(a)	All of the interest related to our Revolving Credit Facility was capitalized for the three months ended March 31, 2019.

(b)
We continually perform strategic reviews and assess the return on our business. This sometimes results in a plan to restructure the operations of our business. As part of these restructuring plans, demolition costs and write-downs of long-lived assets may occur.

(c)
Our non-operating pension expense (benefit) and settlement charges are defined as those costs (benefits) related to interest, expected return on plan assets, amortized actuarial gains and losses and the impacts of any plan curtailments or settlements. These are excluded from our segments results and are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and we consider these costs to be outside our operational performance. We continue to include the service cost and amortization of prior service cost in our Adjusted EBITDA results noted above. These elements reflect the current year operating costs to our businesses for the employment benefits provided to active employees.

(d)	Represents legal, professional, transaction related fees and other separation related activity.

Three Months Ended March 31, 2019 vs. 2018
Revenue
Revenue of $98.3 million decreased by approximately 4% or $4.5 million versus the prior-year quarter, primarily driven by unfavorable customer mix and lower volumes of lithium carbonate. Compared to the prior year quarter, higher sales volumes of lithium hydroxide were partially offset by lower lithium carbonate sales. A significant portion of revenues in the first quarter of 2019 was generated by one of our large lithium hydroxide contracts that has been in place for several years, at a much lower contracted price than other contracts driving the unfavorable customer mix.
Gross margin
Gross margin of $32.7 million decreased by $19.5 million, or approximately 38%, versus the prior-year quarter. The decrease in gross margin was primarily driven by unfavorable customer mix, lower volumes of lithium carbonate and higher VAT due to increased exports from China. As a result of the softening of the Chinese market for lithium hydroxide, we have increased volume commitments to customers outside of China, resulting in the imposition of Chinese VAT.
Selling, general and administrative expenses
Selling, general and administrative expenses of $9.2 million increased by $5.6 million, or 156%. The increase in selling, general and administrative was primarily due to costs incurred under the TSA subsequent to the Separation Date and incremental stand-alone company costs which were charges for corporate allocations in the prior-year quarter.
Corporate allocations
There were no corporate allocations for the three months ended March 31, 2019, compared to $5.1 million for the prior year quarter because expenses are not allocated to Livent from FMC subsequent to the Separation Date and costs incurred under the TSA subsequent to the Separation Date are direct charges to our condensed combined statements of operations.
Research and development expenses
Research and development expense of $0.8 million decreased approximately 20% versus the prior-year quarter primarily due to the reduction of external consulting costs.
Restructuring and other charges
Restructuring and other charges decreased approximately 95% or $2.0 million compared to the prior-year quarter. Prior-year quarter costs of $2.0 million were primarily comprised of asset write-downs and miscellaneous restructuring efforts related to our operations at the manufacturing site located in Bessemer City, North Carolina. Additionally, there were other charges of $0.1 million related to environmental remediation activities in both periods.
Separation-related costs
Separation-related costs of $1.6 million primarily consists of legal and professional fees associated with the IPO and other Separation related activities. We did not incur separation-related costs in the prior-year quarter.
Non-operating pension benefit and settlement charges
We have no non-operating pension benefit and settlement charges as a stand-alone entity subsequent to the Separation Date. Non-operating pension benefit and settlement charges of $0.2 million were allocated to us from FMC in the prior-year quarter.
Provision for income taxes
Provision for income taxes of $4.1 million decreased $3.9 million versus the prior year quarter due to a change in the results from operations.
Net income
Net income of $16.9 million decreased approximately 48%, or $15.3 million from $32.2 million in the prior year quarter primarily due to unfavorable customer mix, lower volumes of lithium carbonate and higher VAT due to increased exports from China.

LIQUIDITY AND CAPITAL RESOURCES
Historically, prior to the Separation, FMC had provided centralized cash management and other finance services to Livent. FMC ceased providing these services following the Separation. Only cash accounts specifically owned by Livent and Livent 's subsidiaries are reflected on the balance sheets of our condensed consolidated financial statements.
Since October 2018, our capital structure and sources of liquidity changed significantly compared to our historical capital structure as part of FMC. We no longer participate in FMC’s capital management system and are evaluated separately in terms of credit and capital allocation by providers of financing. Our prospective success in funding our cash needs depends on the strength of the lithium market and our continued ability to generate cash from operations and raise capital from other sources. Our primary sources of cash are currently generated from operations and borrowings under the new revolving credit facility.
Cash and cash equivalents at March 31, 2019 and December 31, 2018, were $17.8 million and $28.3 million, respectively. Of the cash and cash equivalents balance at March 31, 2019, $11.2 million were held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments.We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal or remittance. We have concluded the Tax Act has not altered our assertion of identifying reinvested earnings. See Note 9, Part II, Item 8 of our 2018 Annual Report on Form 10-K for more information.
We had $50.0 million and $34.0 million debt outstanding as of March 31, 2019 and December 31, 2018, respectively. On September 28, 2018, we and one of our subsidiaries entered into a credit agreement which provides for a $400 million senior secured revolving credit facility, $50 million of which is available for the issuance of letters of credit, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to $600 million.
Revolving Credit Facility
On September 28, 2018, we entered into a credit agreement among us, our subsidiary, FMC Lithium USA Corp., as borrowers (the “Borrowers”), certain of our wholly owned subsidiaries as guarantors, the lenders party thereto (the “Lenders”), Citibank, N.A., as administrative agent, and certain other financial institutions party thereto, as joint lead arrangers (the “Credit Agreement”). The Credit Agreement provides for a $400 million senior secured revolving credit facility, $50 million of which is available for the issuance of letters of credit for the account of the Borrowers, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to $600 million (the “Revolving Credit Facility”). The issuance of letters of credit and the proceeds of revolving credit loans made pursuant to the Revolving Credit Facility are available, and will be used, for general corporate purposes, including capital expenditures and permitted acquisitions, of the Borrowers and their subsidiaries. See Note 10, Part II, Item 8 of our 2018 Annual Report on Form 10-K for more information.
The Credit Agreement contains certain affirmative and negative covenants that are binding on the Borrowers and their subsidiaries, including, among others, restrictions (subject to exceptions and qualifications) on the ability of the Borrowers and their subsidiaries to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of their businesses, to enter into transactions with affiliates and to enter into certain burdensome agreements. As of March 31, 2019 , we were in compliance with all requirements of the covenants.

Statement of Cash Flows
Cash required by operating activities was $(1.4) million and $(0.9) million for the three months ended March 31, 2019 and 2018, respectively.
The table below presents the components of net cash provided by operating activities.

(in Millions)	Three Months Ended March 31,
	2019	2018
Income from operations before non-operating pension benefit and settlement charges and income taxes	$21.0	$40.4
Special charges and depreciation and amortization (1)	6.6	6.4
Operating income before depreciation and amortization (Non-GAAP) (2)	27.6	46.8
Change in trade receivables, net (3)	27.3	(16.3)
Change in inventories (4)	(11.3)	(2.0)
Change in accounts payable (5)	(10.6)	(13.7)
Change in all other operating assets and liabilities (6)	(11.0)	(8.1)
Cash basis operating income (Non-GAAP)	22.0	6.7
Restructuring and other spending	(0.1)	(0.3)
Environmental spending	(0.1)	—
Tax payments, net of refunds (7)	(17.0)	(7.3)
Separation-related spending (8)	(6.2)	—
Cash required by operating activities	$(1.4)	$(0.9)
____________________

(1)	Represents the sum of restructuring and other charges, separation-related costs, and depreciation and amortization.

(2)	Referred to as Adjusted EBITDA.

(3)	The change in cash flows related to trade receivables for the three months ended March 31, 2019 and 2018 were primarily due to timing of collections.

(4)	The change in cash flows related to inventories is a result of increased inventory levels due to increases in operating activities.

(5)	The change in cash flows related to accounts payable is primarily due to timing of payments made to suppliers and vendors.

(6)
Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities. See the condensed consolidated statements of cash flows included within these condensed consolidated financial statements for disaggregation of the components that make up this line item.

(7)
In 2019, we made payments to FMC of $16.9 million to settle TMA obligations for cash paid by FMC on Livent's behalf related to income taxes in certain tax jurisdictions. These amounts were accrued within "Accrued and other liabilities" on our condensed consolidated balance sheets as of December 31, 2018. See Note 16 to our condensed consolidated financial statements in this Form 10-Q.

(8)
2019 activity represents payments for legal, professional or transaction related fees primarily associated with the IPO and other Separation related activities, including $4.6 million paid to FMC which we had accrued within "Accrued and other liabilities" on our condensed consolidated balance sheets as of December 31, 2018. See Note 16 to our condensed consolidated financial statements in this Form 10-Q.

Cash required by investing activities was $(25.3) million and $(11.4) million for the three months ended March 31, 2019 and 2018, respectively.
The change in cash required by investing activities is primarily due to our investments in production capacity of lithium carbonate and hydroxide resulting in increased capital expenditures.
Cash provided by financing activities was $15.9 million and $12.4 million for the three months ended March 31, 2019 and 2018, respectively.
For the three months ended March 31, 2019, net cash proceeds for financing activities was provided by net draws on our Revolving Credit Facility. As FMC managed our cash and financing arrangements during the three months ended March 31, 2018, all excess cash generated through earnings were deemed remitted to FMC and all sources of cash were deemed funded by FMC.

Other potential liquidity needs
Our cash needs for 2019 include operating cash requirements, capital expenditures and costs associated with being a stand-alone, public company. We plan to meet our liquidity needs through available cash, cash generated from operations, and borrowings under the committed Revolving Credit Facility. At March 31, 2019 our remaining borrowing capacity under our Revolving Credit Facility was $339.7 million, including letters of credit utilization.
Projected 2019 capital expenditures and expenditures related to contract manufacturers are expected to be approximately $250 million. We anticipate investing between $525 million and $600 million (inclusive of the $250 million referred to above) to increase our lithium carbonate capacity to at least 60 kMT by the end of 2025. We also expect to invest between $80 million and $170 million to expand our lithium hydroxide capacity to approximately 55kMT by the end of 2025. In the next five years, inclusive of the expenditures referenced in this paragraph, we expect to spend $1.0 billion on maintenance and expansion projects.
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
Commitments and Contingencies
See Note 15 to these condensed consolidated financial statements included in this Form 10-Q.
Contractual Commitments
Information related to our contractual commitments at December 31, 2018 can be found in a table included within Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations within our 2018 Annual Report on Form 10-K. There have been no significant changes to our contractual commitments during the period ended March 31, 2019.
Climate Change
A detailed discussion related to climate change can be found in Part II, Item 7 of our 2018 Annual Report on Form 10-K.
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
At March 31, 2019, our cash flow hedge derivative instruments outstanding were a net liability of $1.4 million. Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10% change in the foreign currency exchange rates from their levels at March 31, 2019 and December 31, 2018, with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net Liability Position on Consolidated Balance Sheets	Net Liability Position with 10% Strengthening	Net Asset Position with 10% Weakening
Net asset/(liability) position as of March 31, 2019	$(1.4)	$(4.9)	$1.5
Net asset/(liability) position at December 31, 2018	$(1.3)	$(8.1)	$4.3

Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of March 31, 2019, we had no interest rate swap agreements.
Our debt portfolio at March 31, 2019 is composed solely of variable-rate debt; consisting of borrowings under our Revolving Credit Facility. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at March 31, 2019, a one percentage point increase or decrease in interest rates would have increased or decreased, respectively, gross interest expense by $0.1 million for the three months ended March 31, 2019.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2019, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS
In addition to the updated risk factors below and other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our 2018 Annual Report on Form 10-K, which is available at www.sec.gov and on our website at www.livent.com.
Growth Strategy and Market Risks:
Our production expansion efforts are complex projects that will require significant capital expenditures and are subject to significant risks and uncertainties.
In order to meet growing and forecasted demands for our performance lithium compounds, particularly lithium hydroxide, we have commenced and plan to continue substantial capital projects, including a planned expansion of production of lithium hydroxide to approximately 55 kMT by the end of 2025, and of lithium carbonate to at least 60 kMT by the end of 2025. These projects are complex undertakings, and there can be no assurance that we will be able to complete these projects within our projected budget and schedule or that we will be able to achieve the anticipated benefits from them. Unforeseen technical or construction difficulties or local hiring policies and requirements (discussed further under the below risk factor “Our lithium extraction and production operations in Argentina expose us to specific political, financial and operational risks”) could increase the cost of these projects, delay the projects or render them infeasible. Any significant delay in the completion of the project or increased costs could have an adverse effect on our business, financial condition and results of operations.
The development and adoption of new battery technologies that rely on inputs other than lithium compounds or a delay in the development and adoption of high nickel battery technologies that utilize lithium hydroxide could significantly impact our prospects and future revenues.
Current and next generation high energy density batteries for use in electric vehicles rely on lithium compounds as a critical input. The development and adoption of new battery technologies that rely on inputs other than lithium compounds or a delay in the development and adoption of next generation high nickel battery technologies that utilize lithium hydroxide could significantly impact our prospects and future revenues. Many materials and technologies are being researched and developed with the goal of making batteries lighter, more efficient, faster charging and less expensive, and some of these could be less reliant on lithium hydroxide or other lithium compounds. We cannot predict which new technologies may ultimately prove to be commercially viable and on what time horizon. Commercialized battery technologies that use less lithium compounds could materially and adversely impact our prospects and future revenues.
Operational Risks:
We have substantial international operations and sales, and the risks of doing business in foreign countries could adversely affect our business, financial condition and results of operations.
We conduct a substantial portion of our business outside the United States. For the three months ended March 31, 2019 and March 31, 2018, approximately 84% and 81% of our revenues, respectively, were derived from sales outside of the United States. In addition, for the three months ended March 31, 2019 and March 31, 2018, approximately 21% and 47% of our revenues, respectively, were denominated in a currency other than the U.S. Dollar (primarily the Chinese yuan and Euro) and approximately 38% and 56% of our costs, respectively, were denominated in a currency other than the U.S. Dollar (primarily the Argentine peso, Chinese yuan and British pound). Accordingly, our business is subject to risks related to foreign exchange as well as risks related to the differing legal, political, social and regulatory requirements and economic conditions of the many jurisdictions where we conduct business.
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
We and our subsidiaries are also subject to rules and regulations related to anti-bribery, anti-corruption (such as the U.S. Foreign Corrupt Practices Act), anti-money laundering, trade sanctions and export controls. Compliance with such laws may be costly and violations of such laws may carry substantial penalties.
As we continue to operate our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to our international operations will not have an adverse effect on our business, financial condition or results of operations.
In particular, one of our key manufacturing facilities is located in the United Kingdom. Following a referendum in June 2016 in which a majority of voters in the United Kingdom approved an exit from the European Union, the United Kingdom initiated the formal process to leave the European Union (often referred to as “Brexit”), with the expected result that the United Kingdom would leave the European Union on March 29, 2019 unless the United Kingdom and the remaining European Union member states were to otherwise agree. The British government and the European Union negotiated a withdrawal agreement which the European Union approved, however the British parliament rejected the agreement. On April 11, 2019, the European Union granted an extension of the deadline for the United Kingdom’s exit from the European Union to no later than October 31, 2019. If the United Kingdom does not ratify the pending withdrawal agreement by May 22, 2019, it must participate in the elections for a new European parliament and if it fails to do so it must exit the European Union on May 31, 2019. At this stage, it is unclear how Brexit, especially in the case of the United Kingdom leaving the European Union with no agreement (a so-called “hard Brexit”), will affect economic conditions in the United Kingdom, the European Union, or globally. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the euro. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, as the United Kingdom determines which European Union laws to replace or replicate. While we actively monitor for developments and update our contingency plans, any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, financial condition or results of operations.
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
We obtain the substantial majority of our lithium from our operations in Argentina. Our operations in Argentina expose us to the following risks, and the occurrence of any of these risks could have a material adverse effect on our business, financial condition or results of operations:

•
Political and financial risks that are typical of developing countries. Such risks include: high rates of inflation; risk of expropriation and nationalization or changes in or nullification of concession rights; changes in taxation policies; restrictions on foreign exchange and repatriation; labor unrest; changing political norms and currency controls; and governmental policies and regulations that favor or require us or our contractors and subcontractors to award contracts in, employ citizens of, or purchase supplies from, Argentina. In addition, changes in mining or investment policies or shifts in political attitude in Argentina concerning mining may adversely affect our operations or profitability. There can be no assurance that future governments of Argentina will not impose greater state control of lithium resources, or take other actions that are adverse to us. Argentina has recently faced significant currency devaluation, high inflation and interest rates and labor unrest, and in the second semester of 2018 has reached an agreement with the International Monetary Fund (the “IMF”) for a $57.1 billion line of credit, pursuant to which Argentina must make further reforms to its economy. On September 2018, the Argentine federal government imposed a tax on the export of certain products, including lithium, as part of a package of austerity measures it has implemented to help speed the receipt of financial support from the IMF. The tax applies immediately to our Argentine exports at a rate of 12%, with a cap of 3 Argentine pesos per US dollar. This new tax is not expected to have a material impact on our results of operations or financial condition. Under the tax stability certificate we have with the Argentine federal government, we are entitled to reimbursement or setoff (against other federal taxes) of any amount paid in excess of the total federal taxable burden applicable to us under such certificate. However, there can be no assurance that we will seek, or be able to obtain, such reimbursement.

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

•
Risks associated with water rights and our access to water. Access to fresh water is essential to our production operations in Argentina; we hold water use rights granted to us by provincial Argentine authorities and will need to secure additional water rights for our planned production expansion. (See Part I, Item 1 Business-Raw Materials-Water section of our 2018 Annual Report on Form 10-K). Our operations take place in a dry, mountainous region that has limited access to fresh water, and the governmental authority may seek to suspend or alter our rights or the applicable water rights code may change, each of which may limit our access to fresh water. In addition, our access to water may be impacted by changes in geology, climate change (including the potential effects of climate change such as drought, changes in precipitation patterns, and severe weather events) or other natural factors, such as wells drying up or reductions in the amount of water available in the wells or sources from which we obtain water, that we cannot control. There can be no assurance that we will have access to sufficient quantities of water to support our production operations, either at current capacities or our planned production expansion, in the future.

Risks Related to Ownership of Our Common Stock:
Future sales of our common stock could depress our common stock price..
Immediately following the offering, we filed a registration statement registering under the Securities Act the shares of our common stock reserved for issuance under our equity compensation plan. All of the shares of our common stock distributed in the Distribution are freely tradable without restriction or further registration under the Securities Act. If shares of our common stock granted under our equity compensation plan or distributed in the Distribution are sold or it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially. These sales also could impede our ability to raise future capital.

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

None.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

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
Date: May 8, 2019