Form 10-Q
period 2019-06-30
Livent Corp.
filed 2019-08-07
CIK 1742924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
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

☒
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒
As of June 30, 2019, there were 145,979,747 shares of Common Stock, $0.001 par value per share, outstanding.

LIVENT CORPORATION

Glossary of Terms

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification, under U.S. GAAP
ASU	Accounting Standards Update, under U.S. GAAP
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Distribution	On March 1, 2019, FMC made a tax-free distribution to its stockholders of all its remaining interest in Livent Corporation
EAETR	Estimated annual effective tax rate
Exchange Act	Securities and Exchange Act of 1934
EV	Electric vehicle
FASB	Financial Accounting Standards Board
FMC	FMC Corporation
FMC Plan	FMC Corporation Incentive Compensation and Stock Plan
IPO	Initial public offering
kMT	Thousand metric tons
Lithium Business	Substantially all of the assets and liabilities of FMC's lithium business segment transferred to Livent in the Separation
Livent NQSP	Livent Non-Qualified Savings Plan, our deferred compensation plan
Livent Plan	Livent Corporation Incentive Compensation and Stock Plan
NYSE	New York Stock Exchange
RCRA	Resource Conservation and Recovery Act
Revolving Credit Facility	Livent's $400 million senior secured revolving credit facility
ROU asset	Right-of-use asset
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
Separation Date	On October 15, 2018, Livent Corporation completed the IPO and sold 20 million shares of Livent common stock to the public at a price of $17.00 per share
Tax Act	Tax Cuts and Jobs Act
TMA	Tax Matters Agreement by and between Livent and FMC
TSA	Transition Services Agreement by and between Livent and FMC
U.S. GAAP	United States Generally Accepted Accounting Principles
VAT	Value-added tax

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(in Millions, Except Per Share Data)	(Unaudited)
Revenue	$114.0	$107.9	$212.3	$210.7
Costs and Expenses
Cost of sales	80.2	54.1	145.8	104.7
Gross margin	33.8	53.8	66.5	106.0
Selling, general and administrative expenses	9.8	4.4	19.0	8.0
Corporate allocations	—	5.0	—	10.1
Research and development expenses	0.8	1.0	1.6	2.0
Restructuring and other charges	3.8	0.2	3.9	2.3
Separation-related costs	1.3	—	2.9	—
Total costs and expenses	95.9	64.7	173.2	127.1
Income from operations before non-operating pension benefit and settlement charges and income taxes	18.1	43.2	39.1	83.6
Non-operating pension benefit and settlement charges	—	—	—	0.2
Income from operations before income taxes	18.1	43.2	39.1	83.4
Provision for income taxes	2.6	5.2	6.7	13.2
Net income	$15.5	$38.0	$32.4	$70.2
Weighted average common shares outstanding - basic (1)	146.0	123.0	146.0	123.0
Net income per weighted average share - basic	$0.11	$0.31	$0.22	$0.57
Weighted average common shares outstanding - diluted (1)	146.5	123.0	146.5	123.0
Net income per weighted average share - diluted	$0.11	$0.31	$0.22	$0.57
____________________

(1)
For the prior periods presented, the weighted average shares outstanding for both basic and diluted earnings per share was calculated using 123.0 million shares of common stock outstanding, which was the number of shares issued to FMC in part in exchange for the asset contribution by FMC to us. Weighted average shares outstanding for the prior periods excludes the 23.0 million shares of common stock subsequently issued as part of the public offering and over-allotment option exercise. Refer to the discussion in Note 1 for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(in Millions)	(unaudited)
Net income	$15.5	$38.0	$32.4	$70.2
Other comprehensive (loss) income, net of tax:
Foreign currency adjustments:
Foreign currency translation loss arising during the period	(1.0)	(3.7)	—	(1.2)
Total foreign currency translation adjustments (1)	(1.0)	(3.7)	—	(1.2)
Derivative instruments:
Unrealized hedging gains, net of tax of less than $0.1, zero, less than $0.1, and zero	0.8	—	1.1	—
Reclassification of deferred hedging gains included in net income, net of tax of less than $0.1, zero, less than $0.1 and zero	(0.3)	—	(0.7)	—
Total derivative instruments gain, net of tax of less than $0.1, zero, less than $0.1 and zero	0.5	—	0.4	—
Other comprehensive (loss) income, net of tax	(0.5)	(3.7)	0.4	(1.2)
Comprehensive income	$15.0	$34.3	$32.8	$69.0
____________________

(1)	Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries since it is our intention that such earnings will remain invested in those subsidiaries indefinitely.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	June 30, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$20.3	$28.3
Trade receivables, net of allowance of $0.1 in 2019 and $0.1 in 2018	118.0	141.4
Inventories, net	67.5	71.8
Prepaid and other current assets	53.5	59.8
Total current assets	259.3	301.3
Property, plant and equipment, net	337.3	275.7
Deferred income taxes	7.4	3.0
Right of use assets - operating leases, net	16.5	—
Other assets	89.2	80.0
Total assets	$709.7	$660.0
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, trade and other	$67.8	$72.0
Accrued and other current liabilities	21.0	46.8
Operating lease liabilities - current	1.7	—
Income taxes	0.6	1.6
Total current liabilities	91.1	120.4
Long-term debt	59.1	34.0
Operating lease liabilities - long-term	14.8	—
Environmental liabilities	5.9	5.9
Deferred income taxes	4.2	2.5
Other long-term liabilities	11.0	9.3
Commitments and contingent liabilities (Note 15)
Equity
Common stock; $0.001 par value; 2 billion shares authorized; 146,077,835 and 146,000,000 shares issued; and 145,979,747 and 146,000,000 shares outstanding at June 30, 2019 and December 31, 2018, respectively	0.1	0.1
Capital in excess of par value of common stock	514.7	511.1
Retained earnings	58.3	25.9
Accumulated other comprehensive loss	(48.8)	(49.2)
Treasury stock, common, at cost; 98,088 and 0 shares at June 30, 2019 and December 31, 2018, respectively	(0.7)	—
Total equity	523.6	487.9
Total liabilities and equity	$709.7	$660.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018
(in Millions)	(unaudited)
Cash provided by operating activities:
Net income	$32.4	$70.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9.7	8.6
Restructuring and other charges	2.2	2.3
Separation-related charges	0.5	—
Deferred income taxes	(2.7)	—
Share-based compensation	2.3	2.2
Changes in operating assets and liabilities:
Trade receivables, net	23.5	(28.1)
Inventories	4.5	(3.3)
Accounts payable, trade and other	(4.3)	(14.2)
Changes in deferred compensation	0.3	—
Advance payments from customers	—	(1.8)
Pension and other post-retirement benefits	—	0.9
Change in Due to FMC	(23.2)	—
Income taxes	(1.0)	(1.3)
Change in prepaid and other current assets and other assets	(0.9)	(7.1)
Change in accrued and other current liabilities and other long-term liabilities	(2.0)	(10.4)
Cash provided by operating activities	41.3	18.0
Cash required by investing activities:
Capital expenditures(1)	(69.3)	(23.4)
Investments in trust fund securities	(0.4)	—
Other investing activities	(4.5)	(3.4)
Cash required by investing activities	(74.2)	(26.8)
Cash provided by financing activities:
Proceeds from issuance of long-term debt	116.5	—
Payments of long-term debt	(91.4)	—
Payments of financing fees	(0.1)	—
Net change in net parent investment	—	9.1
Cash provided by financing activities	25.0	9.1
Effect of exchange rate changes on cash and cash equivalents	(0.1)	—
(Decrease) increase in cash and cash equivalents	(8.0)	0.3
Cash and cash equivalents, beginning of period	28.3	1.2
Cash and cash equivalents, end of period	$20.3	$1.5

Supplemental Disclosure for Cash Flow:
Cash payments for income taxes, net of refunds (2)	$26.2	$14.5
Cash payments for interest, net (1)	$1.6	$—
Cash payments for Separation-related charges	$7.1	$—
Accrued capital expenditures	$4.4	$4.7
Operating lease right-of-use assets and lease liabilities recorded upon adoption of ASC 842	$16.1	$—
____________________

(1)	All of the interest related to our Revolving Credit Facility was capitalized for the three and six months ended June 30, 2019.

(2)	Six months ended June 30, 2019 includes $16.9 million related to reimbursement paid to FMC for 2018 income taxes paid by FMC on Livent's behalf pursuant to the TMA.
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(in Millions Except Per Share Data)	Net Parent Investment	Common Stock, $0.001 Per Share Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, January 1, 2018	$431.0	$—	$—	$—	$(45.6)	$—	$385.4
Net income	32.2	—	—	—	—	—	32.2
Foreign currency translation adjustments	—	—	—	—	2.5	—	2.5
Net change in net parent investment	12.4	—	—	—	—	—	12.4
Balance, March 31, 2018	$475.6	$—	$—	$—	$(43.1)	$—	$432.5
Net income	38.0	—	—	—	—	—	38.0
Foreign currency translation adjustments	—	—	—	—	(3.7)	—	(3.7)
Net change in net parent investment	(3.3)	—	—	—	—	—	(3.3)
Balance, June 30, 2018	$510.3	$—	$—	$—	$(46.8)	$—	$463.5

Balance, January 1, 2019	$—	$0.1	$511.1	$25.9	$(49.2)	$—	$487.9
Net income	—	—	—	16.9	—	—	16.9
Stock compensation plans	—	—	1.2	—	—	—	1.2
Net hedging losses, net of income tax	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	1.0	—	1.0
Balance, March 31, 2019	$—	$0.1	$512.3	$42.8	$(48.3)	$—	$506.9
Net income	—	—	—	15.5	—	—	15.5
Stock compensation plans	—	—	2.4	—	—	—	2.4
Net hedging gains, net of income tax	—	—	—	—	$0.5	—	0.5
Foreign currency translation adjustments	—	—	—	—	(1.0)	—	(1.0)
Purchases of treasury stock - deferred compensation plan	—	—	—	—	—	(0.7)	(0.7)
Balance, June 30, 2019	$—	$0.1	$514.7	$58.3	$(48.8)	$(0.7)	$523.6

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

Note 2: Principal Accounting Policies and Related Financial Information
The accompanying condensed consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted from these interim financial statements. The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our condensed consolidated financial position at June 30, 2019 and December 31, 2018, the condensed consolidated results of operations for the three and six months ended June 30, 2019 and 2018, and the condensed consolidated cash flows for the six months ended June 30, 2019 and 2018. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These statements, therefore, should be read in conjunction with the annual consolidated and combined financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 Annual Report on Form 10-K").

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

The income tax amounts in the unaudited condensed combined financial statements have been calculated based on a separate return methodology and presented as if our operations were separate taxpayers in the respective jurisdictions. We file United States (U.S.) federal income tax returns as well as various state, local and non-U.S. jurisdictions. Certain of these income tax returns will be filed on a consolidated or combined basis with FMC through the Separation Date. From the Separation Date onwards, we will file as an independent public company. Please refer to Note 9, Income Taxes, for a further discussion of this matter.

Basis of Presentation Prior to the Separation
Historically, Livent did not operate as an independent, stand-alone company. Prior to the Separation, the combined financial statements included the operations, financial position, and cash flows of Livent, as carved out from the historical consolidated financial statements of FMC using both specific identification and the allocation methodologies described below. We believe the assumptions underlying the pre-Separation period included in the condensed consolidated statement of operations for the three and six months ended June 30, 2018, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by Livent. However, these shared expenses may not represent the amounts that would have been incurred had Livent operated autonomously or independently from FMC. Actual costs that would have been incurred if Livent had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions in various areas such as information technology and infrastructure.
Net parent investment represents FMC’s historical investment in us, the net effect of transactions with and allocations from FMC. As an operating segment of FMC, we did not own or maintain separate bank accounts, except for certain foreign jurisdictions, where we were required to maintain separate accounts, and as required in preparation for the Separation. FMC uses a centralized approach to the cash management and funded our operating and investing activities as needed. Accordingly, cash held by FMC at the corporate level was not allocated to us for any of the periods presented. In periods prior to the Separation we reflected the cash generated by our operations and expenses paid by FMC on our behalf as a component of “Net parent investment” on the combined balance sheets, and as a net distribution to FMC in our combined statements of cash flows. Intercompany balances and accounts within Livent have been eliminated.
In the pre-Separation period included in the condensed consolidated statement of operations for the three and six months ended June 30, 2018, Livent functioned as part of the larger group of businesses controlled by FMC and, accordingly, utilized centralized functions, such as facilities and information technology, of FMC to support its operations. Accordingly, a portion of the shared service costs were historically allocated to Livent. FMC also performed certain corporate functions for Livent. The corporate expenses related to Livent were allocated from FMC. These allocated costs were primarily related to certain governance and corporate functions such as finance, treasury, tax, human resources, legal, investor relations, and certain other costs. Where it was possible to specifically attribute such expenses to activities of Livent, these amounts were charged or credited directly to Livent without allocation or apportionment. Allocation of other such expenses was based on a reasonable reflection of the utilization of the service provided to or benefits received by Livent on a consistent basis, such as, but not limited to, a relative percentage of headcount, tangible assets, third-party sales, cost of goods sold or segment operating profit, defined by FMC as segment revenue less operating expenses. The aggregate costs allocated for these functions to Livent was included in “Corporate allocations” within the condensed consolidated statements of operations and are shown in detail within the following table.

(in Millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Livent shared service costs (1)	$1.5	$3.0
FMC Corporate shared service costs allocated to Livent (2)	0.3	1.0
Stock compensation expense (3)	0.8	1.8
FMC Corporate expense allocation (4)	2.4	4.3
Total Corporate allocations	$5.0	$10.1
____________________

(1)
Represents Livent’s portion of shared service costs historically allocated to Livent. These do not include $2.2 million and $4.3 million for the three and six months ended June 30, 2018 of shared service costs historically allocated to and recorded within “Cost of sales” on the condensed consolidated statements of operations.

(2)	Amounts represent FMC’s Corporate shared service cost allocated to Livent.

(3)
Stock compensation expense represents the allocation of FMC’s Corporate stock compensation expense and the costs specifically identifiable to Livent employees. These amounts exclude the previously allocated portion included within Livent's shared service costs of $0.2 million and $0.4 million for the three and six months ended June 30, 2018.

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
Additionally, the assets and liabilities assigned from FMC have been deemed attributable to, and reflective of the historical operations of, Livent; however, the amounts recorded may not be representative of the amounts that would have been incurred had Livent been an entity that operated independently of FMC. Consequently, the pre-Separation period included in the condensed consolidated statement of operations for the three and six months ended June 30, 2018 may not be indicative of Livent's future performance and does not necessarily reflect what its results of operations, financial position and cash flows would have been had Livent operated as a separate entity apart from FMC.
FMC’s debt and related interest expense have not been allocated to us for any of the periods presented since we are not the legal obligor of the debt, and FMC’s borrowings were not directly attributable to us.
Earnings per share
The weighted average common shares outstanding for both basic and diluted earnings per share for the condensed consolidated financial statements for the three and six months ended June 30, 2018 was calculated in accordance with ASC 260, Earnings Per Share (ASC 260), using 123.0 million shares of common stock outstanding, which reflects the number of shares held by FMC prior to the IPO. This results in both basic and diluted earnings per share of $0.31 and $0.57 for the three and six months ended June 30, 2018.
Basis of Presentation After the Separation
The condensed consolidated financial statements as of and for the three and six months ended June 30, 2019 are comprised of the results of operations, comprehensive income, financial position, equity and cash flows for periods after the Separation, which reflects Livent's operation as an independent public company. The condensed consolidated financial statements as of and for the three and six months ended June 30, 2018 are comprised of the results of operations, comprehensive income, and cash flow amounts for the period prior to the Separation (see above), which includes allocations for direct costs and indirect costs attributable to the operations of the Lithium Business.
Basis of consolidation. The accompanying consolidated financial statements are presented on a consolidated basis and include all of the accounts and operations of Livent and its majority-owned subsidiaries. The financial statements reflect the financial position, results of operations and cash flows of Livent in accordance with U.S. GAAP. All significant intercompany accounts and transactions are eliminated in consolidation.
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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

reasonably certain we will exercise the extension. The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or any material restrictive covenants. We currently do not have any finance leases. See Note 15 for information on related disclosures regarding leases.
Deferred compensation plan. FMC has a deferred compensation plan, in which highly compensated Lithium Business employees were eligible to participate prior to the IPO. In 2019, all existing account balances of Livent employee participants under the FMC deferred compensation plan were transferred to the Livent Non-Qualified Saving Plan ("Livent NQSP") deferred compensation plan. We have established a trust fund administered by a third party to provide funding for benefits payable under the Livent NQSP to which highly compensated Livent employees can elect to defer part of their compensation. The assets held in the trust consist of money market investments, a managed portfolio of equity securities and Livent common stock. For each reporting period, the Company records a net mark-to-market adjustment to Selling, general & administrative expense in our condensed consolidated statements of operations for the investments in the trust fund and the corresponding obligation to participants in the Livent NQSP. The money market investments and equity securities assets are included in Other assets in the accompanying condensed consolidated balance sheets. The investments in Livent common stock under the Livent NQSP are included in Treasury stock on our condensed consolidated balance sheets. The deferred compensation obligation to participants is included in Other long-term liabilities on our condensed consolidated balance sheets. See Note 14 and Note 16 for additional details on the Livent NQSP deferred compensation plan.
There were no other significant changes to our accounting policies that are set forth in detail in Note 2 to our annual consolidated and combined financial statements in Part II, Item 8 of our 2018 Annual Report on Form 10-K.
Note 3: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
In April 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this update affect a variety of Topics in the Codification and represent changes to clarify, correct errors in, or improve the Codification. Subsequently, in May 2019 the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses ( Topic 326) Targeted Transition Relief. The amendments in this Update provide entities with targeted transition relief that is intended to increase comparability of financial statement information for some entities that otherwise would have measured similar financial instruments using different measurement methodologies. The new amendments are effective for the fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date). We are evaluating the effect the guidance will have on our condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 remove the disclosure requirements related to transfers between Level 1 and Level 2 and the valuation processes for Level 3 measurements in Topic 820. Additional disclosures under this Topic are related to Level 3 fair value measurements related to changes in unrealized gains and losses and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The new amendments are effective for the fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date). We are evaluating the effect the guidance will have on our condensed consolidated financial statements and do not expect material impact.
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
Recently adopted accounting guidance
In March 2019, the FASB issued ASU No. 2019-01, Codification Improvements to Leases (Topic 842): Amendments to the FASB Accounting Standards Codification. The amendments in this ASU contain improvements and clarifications of certain guidance in Topic 842. The new amendments are effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date), with early adoption permitted for fiscal years beginning after December 15, 2018. We have evaluated the effect of the guidance and determined that the adoption will not have a material impact on our condensed consolidated financial statements.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

In August 2018, the FASB issued ASU No. 2018-15, Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard is effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date) with early adoption permitted in any interim period. We elected to early adopt ASU 2018-15 effective July 1, 2019, using the prospective transition method. The adoption will not have a material impact on our condensed consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This new standard permits a company to reclassify the income tax effects of the change in the U.S federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances as well as other income tax effects related to the application of the Tax Cuts and Jobs Act ("Tax Act") within accumulated other comprehensive income (“AOCI”) to retained earnings. There are also new required disclosures such as a description of the accounting policy for releasing income tax effects from AOCI as well as certain disclosures in the period of adoption if a company elects to reclassify the income tax effects. The new standard is effective for fiscal years beginning after December 15, 2018 (i.e. a January 1, 2019 effective date), and interim periods within those fiscal years. The adoption did not have a material impact on our condensed consolidated financial statements other than a reclassification of certain income tax effects.
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

Note 4: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and by product categories.
The following table provides information about disaggregated revenue by major geographical region:

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
North America (1)	$18.6	$22.6	$34.4	$42.4
Latin America	0.3	0.3	1.0	1.0
Europe, Middle East & Africa	17.6	20.0	32.9	37.5
Asia Pacific (1)	77.5	65.0	144.0	129.8
Total Revenue	$114.0	$107.9	$212.3	$210.7

(1)
During the three months ended June 30, 2019, countries with sales in excess of 10% of combined revenue consisted of Japan, the United States and China. Sales for the three months ended June 30, 2019 for Japan, the United States and China totaled $43.8 million, $18.1 million and $24.9 million, respectively. During the three months ended June 30, 2018, countries with sales in excess of 10% of combined revenue consisted of Japan, the United States and China. Sales for the three months ended June 30, 2018 for Japan, the United States and China totaled $18.3 million, $22.1 million and $33.3 million, respectively. During the six months ended June 30, 2019, countries with sales in excess of 10% of combined revenue consisted of Japan, the United States and China and totaled $91.8 million, $33.8 million, and $32.9 million, respectively. During the six months ended June 30, 2018, countries with sales in excess of 10% of combined revenue consisted of Japan, the United States and China. Sales for the six months ended June 30, 2018 for Japan, the United States and China totaled $37.9 million, $41.9 million and $68.3 million, respectively.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

For the three months ended June 30, 2019, one customer accounted for approximately 30% of total revenue, respectively and our 10 largest customers accounted in aggregate for approximately 65% of our revenue. For the three months ended June 30, 2018 one customer accounted for approximately 11% of total revenue and our 10 largest customers accounted in aggregate for approximately 47% of our revenue. For the six months ended June 30, 2019, two customers accounted for approximately 32% and 10% of total revenue, respectively and our 10 largest customers accounted in aggregate for approximately 58% of our revenue. For the six months ended June 30, 2018, one customer accounted for approximately 10% of total revenue and our 10 largest customers accounted in aggregate for approximately 51% of our revenue. A loss of any material customer could have a material adverse effect on our business, financial condition and results of operations.

The following table provides information about disaggregated revenue by major product category:

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Lithium Hydroxide	$68.4	$52.9	$125.3	$102.7
Butyllithium	24.7	24.6	51.6	49.2
High Purity Lithium Metal and Other Specialty Compounds	14.1	15.5	27.1	33.3
Lithium Carbonate and Lithium Chloride	6.8	14.9	8.3	25.5
Total Revenue	$114.0	$107.9	$212.3	$210.7

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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following table presents the opening and closing balances of our receivables, net of allowances. As of June 30, 2019 and December 31, 2018, there were no contract liabilities from contracts with customers.

(in Millions)	June 30, 2019	Balance as of December 31, 2018	Increase (Decrease)
Receivables from contracts with customers, net of allowances	$118.0	$141.4	$(23.4)

The balance of receivables from contracts with customers listed in the table above represents the current trade receivables, net of allowance for doubtful accounts. The allowance for doubtful accounts represents our best estimate of the probable losses associated with potential customer defaults. We determine the allowance based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors.

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
Occasionally, we may enter into multi-year take or pay supply agreements with customers. The aggregate amount of revenue expected to be recognized related to these contracts’ performance obligations that are unsatisfied or partially satisfied is approximately $20 million for the remainder of 2019 and $49 million in 2020. These approximate revenues do not include amounts of variable consideration attributable to contract renewals or contract contingencies. Based on our past experience with the customers under these arrangements, we expect to continue recognizing revenue in accordance with the contracts as we transfer control of the product to the customer (refer to the sales of goods section for our determination of transfer of control). However, in the case a shortfall of volume purchases occurs, we will recognize the amount payable by the customer over the remaining performance obligations in the contract.

Note 5: Inventories, Net
Inventories consisted of the following:

(in Millions)	June 30, 2019	December 31, 2018
Finished goods	$15.9	$22.2
Work in process	40.0	36.6
Raw materials, supplies and other	13.1	14.5
First-in, first-out inventory	69.0	73.3
Less: Excess of first-in, first-out cost over last-in, first-out cost	(1.5)	(1.5)
Inventories, net	$67.5	$71.8

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 6: Property, Plant and Equipment, Net
Property, plant and equipment consisted of the following:

(in Millions)	June 30, 2019	December 31, 2018
Property, plant and equipment	531.9	468.8
Accumulated depreciation	(194.6)	(193.1)
Property, plant and equipment, net	$337.3	$275.7

Note 7: Restructuring and Other Charges
In 2017, we began restructuring efforts at our manufacturing site located in Bessemer City, North Carolina. The objective of this restructuring plan is to optimize both the assets and cost structure by reducing certain production lines at the plant. The restructuring decision resulted primarily in shutdown costs. In the second quarter of 2019 we incurred severance-related costs pursuant to corporate management changes. The following table shows total restructuring and other charges included in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2019	2018	2019	2018
Restructuring charges
Demolition and exit charges (1)	$—	$0.1	$—	$1.9
Asset disposal charges (2)	—	—	—	0.2
Other charges
Corporate severance-related costs (3)	3.5	—	3.5	—
Environmental remediation (4)	0.1	0.1	0.2	0.2
Other	0.2	—	0.2	—
Total restructuring and other charges	$3.8	$0.2	$3.9	$2.3
___________________
(1) Primarily represents costs associated with demolition and other miscellaneous exit costs.
(2) Primarily represents fixed asset write-offs which were or are to be abandoned.
(3) Represents severance costs and stock-based compensation expense for accelerated vesting related to corporate management changes.
(4) Costs associated with environmental remediation with respect to certain discontinued products. There is one environmental remediation site in Bessemer City, North Carolina. See Note 8 for more details.

Roll forward of restructuring reserve
The following table shows a roll forward of restructuring reserve that will result in cash spending. These amounts exclude asset retirement obligations.

(in Millions)	Restructuring Reserve Total (2)
Balance December 31, 2017	$2.9
Change in reserves (1)	1.9
Cash payments	(1.2)
Balance December 31, 2018	$3.6
Cash payments	(0.1)
Balance June 30, 2019	$3.5
____________________

(1)	Primarily related to facility shutdowns and other miscellaneous exit costs.

(2)	Included in “Accrued and other current liabilities” on the condensed consolidated balance sheets.

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
Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. As of the periods presented, the Bessemer City site located in North Carolina is the only site for which we have a reserve. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation can be made. Accordingly, total reserves of $6.4 million existed at June 30, 2019 and December 31, 2018, a portion of which is included in “Accrued and other current liabilities” on the condensed consolidated balance sheets.
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
 The table below is a roll forward of our total environmental reserves from December 31, 2017 to June 30, 2019.

(in Millions)	Total
Total environmental reserves at December 31, 2017	$6.4
Change in reserve (1)	0.2
Cash payments	(0.2)
Total environmental reserves at December 31, 2018	$6.4
Change in reserve (1)	0.2
Cash payments	(0.2)
Total environmental reserves at June 30, 2019	$6.4
Environmental reserves, current (2)	$0.5
Environmental reserves, long-term (3)	5.9
Total environmental reserves at June 30, 2019	$6.4
____________________

(1)	These amounts are included within "Restructuring and other" on the condensed consolidated statements of operations.

(2)	These amounts are included within "Accrued and other current liabilities" on the condensed consolidated balance sheets.

(3)	These amounts are included in "Environmental liabilities" on the condensed consolidated balance sheets.

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
For the three and six months ended June 30, 2019, income taxes were determined in accordance with Livent's status as an independent public company. For the three and six months ended June 30, 2018, income taxes prior to the Separation were determined in accordance with the separate return method.
Provision for income taxes for the three and six months ended June 30, 2019 was $2.6 million and $6.7 million resulting in an effective tax rate of 14.4% and 17.1%, respectively. Provision for income taxes for the three and six months ended June 30, 2018 was $5.2 million and $13.2 million resulting in an effective tax rate of 12.0% and 15.8%, respectively.

Note 10: Debt
Long-term debt
Long-term debt consists of the following:

	June 30, 2019
	Interest Rate Percentage		Maturity Date	June 30, 2019	December 31, 2018
(in Millions)	LIBOR borrowings	Base rate borrowings
Revolving Credit Facility (1)	4.4%	6.5%	2023	$59.1	$34.0
Total long-term debt (2)				$59.1	$34.0
______________________________

(1)
As of June 30, 2019 and December 31, 2018, there were $10.3 million in letters of credit outstanding under our Revolving Credit Facility and available funds under this facility were $330.6 million and $355.7 million, respectively.

(2)	As of June 30, 2019 and December 31, 2018, the Company had no debt maturing within one year.
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
Covenants
Among other restrictions, our Revolving Credit Facility contains financial covenants applicable to Livent and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). We were in compliance with all covenants at June 30, 2019.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 11: Stock-based Compensation
Livent Corporation Incentive Compensation and Stock Plan
Effective March 5, 2019, Livent registered 2,000,000 shares of Livent common stock which were authorized for issuance pursuant to awards under the Livent Corporation Incentive Compensation and Stock Plan (the "Livent Plan"). As of June 30, 2019, the total shares of Livent common stock authorized for issuance under the Livent Plan is 6,290,000. Refer to Note 12 to our annual consolidated and combined financial statements in the Company's 2018 Annual Report on Form 10-K, Part II, Item 8 for further information about the Livent Plan.
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
Stock Compensation
We recognized the following stock compensation expense for awards under the Livent Plan:

(in Millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Stock Option Expense, net of taxes of $0.2 and $0.2	$0.8	$1.2
Restricted Stock Expense, net of taxes of $0.2 and $0.4	1.2	1.8
Total Stock Compensation Expense, net of taxes of $0.4 and $0.6 (1)	$2.0	$3.0
____________________

(1)
Gross stock compensation charges of $1.1 million, $1.2 million and $0.1 million were recorded to "Selling, general and administrative expenses", "Restructuring and other charges", and "Separation-related costs", respectively, in our condensed consolidated statements of operations for the three months ended June 30, 2019 and $2.3 million, $1.2 million and $0.1 million, respectively, for the six months ended June 30, 2019.

Stock Options
The grant date fair values of the stock options granted in the six months ended June 30, 2019, were estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The expected volatility assumption is based on the historical volatility of a group of twelve of our publicly traded peers that operate in the specialty chemical sector and five companies that have recently been spun off from larger publicly traded companies. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury securities with terms equal to the expected timing of stock option exercises as of the grant date. The dividend yield assumption reflects anticipated dividends on Livent's common stock. Livent stock options granted in the three months ended June 30, 2019 will cliff vest on the third anniversary of the grant date and expire ten years from the date of grant.
Black Scholes valuation assumptions for Livent Plan stock option grants:

Six Months Ended June 30, 2019
Expected dividend yield	—%
Expected volatility	20.07%
Expected life (in years)	6.50
Risk-free interest rate	2.55%
The weighted-average grant date fair value of options granted during the six months ended June 30, 2019 was $3.40 per share.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following summary shows stock option activity for the Livent Plan for the six months ended June 30, 2019:

	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in Millions)
Outstanding December 31, 2018	716,256	9.8 years	$16.99	$—
Granted	56,835		$12.48
Forfeited	(62,557)		$13.70
Converted FMC awards	946,161
Outstanding June 30, 2019	1,656,695	6.9 years	$12.46	$0.2
Exercisable at June 30, 2019	474,781	4.4 years	$8.36	$0.2
As of June 30, 2019, we had total remaining unrecognized compensation cost related to unvested stock options of $3.0 million which will be amortized over the weighted-average remaining requisite service period of approximately 3.0 years.
Restricted Stock Unit Awards
The grant date fair value of RSUs under the Livent Plan is based on the market price per share of Livent's common stock on the date of grant, and the related compensation cost is amortized to expense on a straight-line basis over the vesting period during which the employees perform related services, which for the RSUs granted during the six months ended June 30, 2019, is cliff vesting 3 years following the grant date.
The following table shows RSU activity of the Livent Plan for the six months ended June 30, 2019:

	Restricted Stock Units
	Number of awards	Weighted-Average Grant Date Fair Value
Nonvested December 31, 2018	249,786	$16.94
Granted	210,561	$11.67
Vested	(105,964)	$11.76
Forfeited	(27,764)	$12.51
Converted FMC awards	311,387
Nonvested June 30, 2019	638,006	$12.73
As of June 30, 2019, the Livent Plan had total remaining unrecognized compensation cost related to unvested RSUs of $5.6 million which will be amortized over the weighted-average remaining requisite service period of approximately 2.6 years.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 12: Equity
As of June 30, 2019 and December 31, 2018, we had 2 billion shares of common stock authorized. The following is a summary of changes in Livent's common stock issued and outstanding:

	Issued	Treasury	Outstanding
Balance at December 31, 2018	146,000,000	—	146,000,000
Adjusted FMC RSU awards (1)	1,653	—	1,653
Livent RSU awards	76,182	—	76,182
Purchases of Treasury Stock - deferred compensation plan	—	(98,088)	(98,088)
Balance at June 30, 2019	146,077,835	(98,088)	145,979,747
________________
(1) See Note 11 for more information on Adjusted FMC RSU awards held by FMC employees.

Summarized below is the roll forward of accumulated other comprehensive loss, net of tax.

(in Millions)	Foreign Currency Adjustments	Derivative Instruments (1)	Total
Accumulated other comprehensive loss, net of tax at December 31, 2018	$(48.0)	$(1.2)	$(49.2)
Other comprehensive income before reclassifications	—	1.1	1.1
Amounts reclassified from accumulated other comprehensive income	—	(0.7)	(0.7)
Accumulated other comprehensive loss, net of tax at June 30, 2019	$(48.0)	$(0.8)	$(48.8)

(in Millions)	Foreign Currency Adjustments	Total
Accumulated other comprehensive loss, net of tax at December 31, 2017	$(45.6)	$(45.6)
Other comprehensive loss before reclassifications	(1.2)	(1.2)
Accumulated other comprehensive loss, net of tax at June 30, 2018	$(46.8)	$(46.8)
____________________
(1) See Note 14 for more information.
Reclassifications of accumulated other comprehensive loss
The table below provides details about the reclassifications from accumulated other comprehensive loss and the affected line items in the condensed consolidated statements of operations for the period presented.

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss (1)		Affected Line Item in the Condensed Combined Statements of Operations
(in Millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Derivative instruments
Foreign currency contracts	$(0.3)	$(0.7)	Costs of sales and services
Total before tax	(0.3)	(0.7)
Amount included in net income (2)	$(0.3)	$(0.7)
____________________
(1) No amounts were reclassified from accumulated other comprehensive loss for the three and six months ended June 30, 2018.
(2) Provision for income taxes related to the reclassification was less than $0.1 million for the three and six months ended June 30, 2019.
Dividends
For the three and six months ended June 30, 2019, we paid no dividends. We do not expect to pay any dividends in the foreseeable future.

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
The weighted average common shares outstanding for both basic and diluted earnings per share for the condensed consolidated financial statements for the three and six months ended June 30, 2018 was calculated, in accordance with ASC 260, Earnings Per Share (ASC 260), using 123.0 million shares of common stock outstanding, which reflects the number of shares held by FMC prior to the IPO. In connection with our IPO, we issued 20 million shares of our common stock to the public at a public offering price of $17.00 per share. The IPO closed on October 15, 2018. On November 13, 2018 the Company closed on the sale of an additional 3 million shares of its common stock pursuant to the Over-allotment Option Exercise. In accordance with ASC 260, the 23 million shares issued in connection with the IPO are included in earnings per share calculations for periods subsequent to the closing of the IPO and are not included in the earning per share calculations for periods prior to the closing of the IPO.
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$15.5	$38.0	$32.4	$70.2

Denominator:
Weighted average common shares outstanding - basic	146.0	123.0	146.0	123.0
Weighted average additional shares assuming conversion of potential common shares	0.5	—	0.5	—
Weighted average common shares outstanding - diluted	146.5	123.0	146.5	123.0

Basic earnings per common share:
Net income per weighted average share - basic	$0.11	$0.31	$0.22	$0.57
Diluted earnings per common share:
Net income per weighted average share - diluted	$0.11	$0.31	$0.22	$0.57

Anti-dilutive stock options
For the three and six months ended June 30, 2019, options to purchase 1,151,312 and 949,697 shares of our common stock at an average exercise price of $14.57 and $15.53 per share, respectively, were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock for the three and six months ended June 30, 2019.
Additional dilution - the FMC Plan
FMC has a share-based compensation plan, in which Lithium Business employees were eligible to participate prior to the IPO. Effective March 1, 2019 (the "Distribution Date") each outstanding FMC equity award pursuant to the FMC Plan held by a Lithium Business employee was converted into a Livent equity award ("Converted Award") pursuant to the Livent Plan. The number of Livent shares subject to each Converted Award (and in the case of stock options, the exercise price of the award) was adjusted to preserve the aggregate intrinsic value of the original FMC Plan award as measured before and after the conversion, subject to rounding. Additionally, each outstanding award of FMC RSUs held by FMC employees and issued prior to 2019 was converted

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

into Adjusted FMC RSUs which will vest in both FMC and Livent common stock shares, subject to the same terms and conditions as were applicable immediately prior to the conversion. See Note 11 for more information on the FMC Plan. There were 0.5 million and 0.5 million incremental shares related to the Converted Awards and Adjusted FMC RSUs that were included for diluted earnings per share for the three and six months ended June 30, 2019.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 14: Financial Instruments, Risk Management and Fair Value Measurements

Our financial instruments include cash and cash equivalents, trade receivables, other current assets, investments held in trust fund, accounts payable, and amounts included in accruals meeting the definition of financial instruments. Investments in the Livent NQSP deferred compensation plan trust fund are considered Level 1 investments based on readily available quoted prices in active markets for identical assets. The carrying value of cash and cash equivalents, trade receivables, other current assets, and accounts payable approximates their fair value and are considered Level 1 investments. Our other financial instruments include the following:

Financial Instrument	Valuation Method

Foreign exchange forward contracts	Estimated amounts that would be received or paid to terminate the contracts at the reporting date based on current market prices for applicable currencies.
The estimated fair value of our foreign exchange forward contracts have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from, or corroborated by, observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements.
The estimated fair value of our debt approximates the carrying amount and was $59.1 million and $34.0 million as of June 30, 2019 and December 31, 2018, respectively.
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
As of June 30, 2019, we had open foreign currency forward contracts in AOCI in a net after-tax loss position of $0.8 million designated as cash flow hedges of underlying forecasted sales and purchases. At June 30, 2019 we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $51 million.
Approximately $0.8 million of net after-tax loss, representing open foreign currency exchange contracts, will be realized in earnings during the six months ending December 31, 2019 if spot rates in the future are consistent with market rates as of June 30, 2019. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the condensed consolidated statements of income.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $84 million at June 30, 2019.
Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments:

June 30, 2019
Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges
Derivatives
Foreign exchange contracts	$(0.8)
Total derivative liabilities (1)	(0.8)
Net derivative liabilities	$(0.8)

December 31, 2018
Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges
Derivatives
Foreign exchange contracts	$(1.3)
Total derivative liabilities (1)	(1.3)
Net derivative liabilities	$(1.3)
____________________
(1) Balance is included in “Accrued and other current liabilities” in the condensed consolidated balance sheets.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following tables summarize the gains or losses related to our cash flow hedges and derivatives not designated as cash flow hedging instruments.
Derivatives in Cash Flow Hedging Relationships

(in Millions)	Foreign Exchange Contracts	Total
Accumulated other comprehensive loss, net of tax at December 31, 2018	$(1.2)	$(1.2)
2019 Activity:
Unrealized hedging gains, net of tax	0.3	0.3
Reclassification of deferred hedging gains, net of tax (1)	(0.4)	(0.4)
Total derivative instrument impact on comprehensive income, net of tax	(0.1)	(0.1)
Accumulated other comprehensive loss, net of tax at March 31, 2019	$(1.3)	$(1.3)
Unrealized hedging gains, net of tax	0.8	0.8
Reclassification of deferred hedging gains, net of tax (1)	(0.3)	(0.3)
Total derivative instrument impact on comprehensive income, net of tax	0.5	0.5
Accumulated other comprehensive loss, net of tax at June 30, 2019	$(0.8)	$(0.8)
____________________

(1)	Amounts are included in “Cost of sales and services” on the condensed consolidated statements of operations.

Derivatives Not Designated as Cash Flow Hedging Instruments

	Location of Loss Recognized in Income on Derivatives	Amount of Pre-tax Gain (Loss) Recognized in Income on Derivatives (1)
(in Millions)		Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Foreign Exchange contracts	Cost of Sales and Services	$(0.9)	$(1.0)
Total		$(0.9)	$(1.0)
____________________

(1)
Amounts represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item. Prior to the Separation, derivative instruments were under FMC's hedging program for the three and six months ended June 30, 2018.

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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1) (2)	$1.4	$1.4	$—	$—
Total Assets	$1.4	$1.4	$—	$—

Liabilities
Derivatives – Foreign exchange (3)	$0.8	$—	$0.8	$—
Deferred compensation plan obligation (4)	2.1	2.1	—	—
Total Liabilities	$2.9	$2.1	$0.8	$—

(in Millions)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivatives – Foreign exchange (3)	$1.3	$—	$1.3	$—
Total Liabilities	$1.3	$—	$1.3	$—
____________________

(1)	Balance is included in “Other assets” in the condensed consolidated balance sheets.

(2)
Livent NQSP investments in Livent common stock are recorded as "Treasury stock" in the condensed consolidated balance sheets and carried at historical cost. A mark-to-market gain of less than $0.1 million related to the Livent common stock was recorded in "Selling, general and administrative expense" in the condensed consolidated statements of operations for the three and six months ended June 30, 2019 with a corresponding offset to the deferred compensation plan obligation in the condensed consolidated balance sheets.

(3)	See the Fair Value of Derivative Instruments table within this Note for classifications on our condensed consolidated balance sheets.

(4)	Balance is included in “Other long-term liabilities” in the condensed consolidated balance sheets.

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
IPO Securities Litigation
Beginning on May 13, 2019, purported stockholders of the Company filed putative class action complaints in the Pennsylvania Court of Common Pleas, Philadelphia County, and in the U.S. District Court for the Eastern District of Pennsylvania, against the Company and certain of its current and former executives and directors, in connection with the Company’s October 2018 IPO.  Some of these actions also name as defendants the underwriters in the IPO and/or FMC Corporation, whom the Company is generally obligated to indemnify.  The action pending in state court is Plymouth County Retirement Association v. Livent Corp., et al., No. 190501229, filed May 13, 2019.  The actions pending in federal court are Nikolov v. Livent Corp., et al., No. 19-cv-02218, filed on May 22, 2019 and Roe v. Livent Corp., et al., No. 19-cv-02683, filed on June 20, 2019.  The complaints allege generally that the offering documents for the IPO failed to adequately disclose certain information related to Livent’s business and prospects.  The complaints allege violations of Sections 11, 12(a)(2), and/or 15 of the Securities Act of 1933 and seek unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Livent common stock pursuant and/or traceable to the IPO offering documents.
On July 2, 2019, defendants moved to stay the Plymouth County action, in state court, in favor of the federal court actions. On July 26, 2019, Plymouth County filed an amended complaint. Subject to the outcome of defendants’ motion to stay, defendants have until September 20, 2019, to answer, plead, or otherwise respond to the amended complaint.  In connection with the federal actions, on July 22, 2019, eight investor groups filed motions to consolidate the actions and to be appointed lead plaintiff.  The federal court set a hearing on those motions for August 23, 2019. Since that time, seven of the investor groups have filed notices of non-opposition to the competing motions. As of August 6, 2019, no lead plaintiff had been appointed. At this point, a range of reasonably possible losses, if any, cannot be estimated by the Company.
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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Leases
All of our leases are operating leases and the Company has no short-term leases as of June 30, 2019. We have operating leases for corporate offices, manufacturing facilities, and land. Our leases have remaining lease terms of 2 years to 15 years. Quantitative disclosures about our leases are summarized in the table below.

(in Millions, except for weighted-average amounts)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease Cost
Operating lease cost (1)	$0.5	$1.0
Other information
Cash paid for operating leases	$0.4	$0.8
_______________________________

(1)
Variable lease cost and sublease income for the three and six months ended June 30, 2019 were each less than $0.1 million. Lease expense is classified as "Selling, general and administrative expenses" in our condensed consolidated statements of operations.

As of June 30, 2019, our operating leases had a weighted average remaining lease term of 12.2 years and a weighted average discount rate of 4.4%.

The table below presents a maturity analysis of our operating lease liabilities for each of the next five years and a total of the amounts for the remaining years.

(in Millions)	Undiscounted cash flows
Remainder of 2019	$0.8
2020	1.9
2021	1.9
2022	1.8
2023	1.9
Thereafter	13.5
Total future minimum lease payments	21.8
Less: Imputed interest	(5.3)
Total	$16.5

Under ASC 840, as of December 31, 2018, the Company's future minimum lease payments under non-cancelable operating leases for the five years ending December 31, 2019 through 2023 and thereafter were as follows: $1.7 million, $1.9 million, $1.8 million, $1.7 million, $1.6 million and $10.2 million, respectively.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 16: Supplemental Information
The following tables present details of prepaid and other current assets, other assets, accrued and other current liabilities, and other long-term liabilities as presented on the condensed consolidated balance sheets:

(in Millions)	June 30, 2019	December 31, 2018
Prepaid and other current assets
Argentina government receivable (1)	$7.0	$8.8
Tax related items	8.2	4.1
Other receivables	6.0	6.2
Prepaid expenses	5.7	8.4
Bank Acceptance Drafts (2)	19.6	29.1
Other current assets	7.0	3.2
Total	$53.5	$59.8

(in Millions)	June 30, 2019	December 31, 2018
Other assets
Argentina government receivable (1)	$49.7	$41.5
Advance to contract manufacturers (3)	16.4	15.3
Investments in deferred compensation plan	1.4	—
Capitalized software, net	1.2	1.4
Prepayment associated with long-term supply agreements	10.0	10.0
Tax related items (4)	4.9	6.2
Other assets	5.6	5.6
Total	$89.2	$80.0
____________________

(1)
We have various subsidiaries that conduct business within Argentina. At June 30, 2019 and December 31, 2018, $38.0 million of outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables, was denominated in U.S. dollars. As with all outstanding receivable balances we continually review recoverability by analyzing historical experience, current collection trends and regional business and political factors among other factors.

(2)
Bank Acceptance Drafts are a common Chinese finance note used to settle trade transactions. Livent accepts these notes from Chinese customers based on criteria intended to ensure collectability and limit working capital usage.

(3)	We record deferred charges for certain contract manufacturing agreements which we amortize over the term of the underlying contract.

(4)	Represents an offsetting non-current deferred asset of $2.6 million and $3.2 million, respectively, relating to specific uncertain tax positions and other tax related items.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	June 30, 2019	December 31, 2018
Accrued and other current liabilities
Restructuring reserves	$3.5	$3.6
Due to FMC (1)	0.5	23.8
Accrued payroll	5.2	8.5
Derivative liabilities	0.8	1.3
Environmental reserves, current	0.5	0.5
Severance	0.9	—
Other accrued and other current liabilities	9.6	9.1
Total	$21.0	$46.8

(in Millions)	June 30, 2019	December 31, 2018
Other long-term liabilities
Asset retirement obligations	$0.2	$0.2
Contingencies related to uncertain tax positions (2)	5.5	6.0
Self-insurance reserves	2.3	2.4
Deferred compensation plan obligations	2.1	—
Other long-term liabilities	0.9	0.7
Total	$11.0	$9.3
____________________

(1)
At December 31, 2018, we had obligations to FMC for amounts due under the TSA of $2.3 million, $16.9 million related to income taxes payable to certain tax jurisdictions and payments made by FMC on Livent's behalf related to the Separation steps of $4.6 million. These obligations were settled during the first quarter of 2019.

(2)
At June 30, 2019 and December 31, 2018, we have recorded a liability for uncertain tax positions of $3.0 million and a $2.9 million indemnification liability to FMC for assets where the offsetting uncertain tax position is with FMC.

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
In some cases, we have identified forward-looking statements by such words or phrases as “will likely result,” “is confident that,” “expect,” “expects,” “should,” “could,” “may,” “will continue to,” “believe,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. These forward-looking statements may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the risk factors listed in Part I, Item 1A "Risk Factors" of our 2018 Annual Report on Form 10-K and Part II, Item 1A of our Q1 2019 Form 10-Q. You should specifically consider the numerous risks outlined under "Risk Factors." We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.
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

OVERVIEW

We are a pure-play, fully integrated lithium company, with a long, proven history of producing performance lithium compounds. Our primary products, namely battery-grade lithium hydroxide, butyllithium and high purity lithium metal are critical inputs used in various performance applications. Our strategy is to focus on supplying high performance lithium compounds to the fast growing EV battery market, while maintaining our position as a leading global producer of butyllithium and high purity lithium metal. We will also continue to supply base lithium compounds, including lithium carbonate and lithium chloride, into various applications.
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
Second Quarter 2019 Highlights
The following are the more significant developments in our business during the three months ended June 30, 2019:

•
Revenue of $114.0 million for the three months ended June 30, 2019 increased $6.1 million, or approximately 6% compared to the three months ended June 30, 2018 primarily due to higher lithium hydroxide sales volumes partially offset by unfavorable pricing and lower sales volumes of lithium carbonate.

•
Gross margin of $33.8 million for the three months ended June 30, 2019 decreased $20.0 million or approximately 37% versus the prior year quarter primarily driven by unfavorable customer mix, lower sales volumes of lithium carbonate, higher lithium carbonate cost due to third party purchases and higher VAT due to increased exports from China.

•
Selling, general and administrative expenses increased by $5.4 million, or approximately 123%, to $9.8 million compared to the prior year quarter primarily due to the incremental stand-alone company costs.

•	Corporate allocations of $0.0 million decreased by $5.0 million compared to the prior year quarter because expenses are not allocated to Livent from FMC subsequent to the Separation Date.

•
Adjusted EBITDA of $28.0 million decreased $19.5 million compared to the prior year quarter amount of $47.7 million primarily due to unfavorable customer mix, lower pricing, higher lithium carbonate cost due to third party purchases and higher VAT due to increased exports from China.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(in Millions)	(Unaudited)
Revenue	$114.0	$107.9	$212.3	$210.7
Costs and Expenses
Cost of sales	80.2	54.1	145.8	104.7
Gross margin	33.8	53.8	$66.5	$106.0
Selling, general and administrative expenses	9.8	4.4	19.0	8.0
Corporate allocations	—	5.0	—	10.1
Research and development expenses	0.8	1.0	1.6	2.0
Restructuring and other charges	3.8	0.2	3.9	2.3
Separation-related costs	1.3	—	2.9	—
Total costs and expenses	95.9	64.7	$173.2	$127.1
Income from operations before non-operating pension benefit and settlement charges and income taxes	18.1	43.2	$39.1	$83.6
Non-operating pension benefit and settlement charges	—	—	—	0.2
Income from operations before income taxes	18.1	43.2	$39.1	$83.4
Provision for income taxes	2.6	5.2	6.7	13.2
Net income	$15.5	$38.0	$32.4	$70.2
In addition to net income, as determined in accordance with U.S. GAAP, we evaluate operating performance using certain non-GAAP measures such as EBITDA, which we define as net income plus interest expense, net, income tax expense (benefit), depreciation, and amortization, and Adjusted EBITDA, on a stand-alone company basis, which we define as EBITDA adjusted for restructuring and other charges (income), non-operating pension expense (benefit) and settlement charges, and separation- related costs. Management believes the use of these non-GAAP measures allows management and investors to compare more easily the financial performance of its underlying business from period to period. The non-GAAP information provided may not be comparable to similar measures disclosed by other companies because of differing methods used by other companies in calculating EBITDA and Adjusted EBITDA. This measure should not be considered as a substitute for net income or other measures of performance or liquidity reported in accordance with U.S. GAAP. The following table reconciles EBITDA and Adjusted EBITDA from net income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2019	2018	2019	2018
Net income (GAAP)	$15.5	$38.0	$32.4	$70.2
Add back:
Provision for income taxes	2.6	5.2	6.7	13.2
Depreciation and amortization	4.8	4.3	9.7	8.6
EBITDA (Non-GAAP) (a)	$22.9	$47.5	$48.8	$92.0
Add back:
Restructuring and other charges (b)	3.8	0.2	3.9	2.3
Non-operating pension benefit and settlement charges (c)	—	—	—	0.2
Separation-related costs (d)	1.3	—	2.9	—
Adjusted EBITDA (Non-GAAP)	$28.0	$47.7	$55.6	$94.5
___________________

(a)	All of the interest related to our Revolving Credit Facility was capitalized for the three and six months ended June 30, 2019.

(b)
We continually perform strategic reviews and assess the return on our business. This sometimes results in management changes or in a plan to restructure the operations of our business. As part of these restructuring plans, demolition costs and write-downs of long-lived assets may occur.

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

Three Months Ended June 30, 2019 vs. 2018
Revenue
Revenue of $114.0 million increased by approximately 6% or $6.1 million versus the prior-year quarter, primarily driven by higher lithium hydroxide sales volumes partially offset by unfavorable pricing and lower sales volumes of lithium carbonate.
Gross margin
Gross margin of $33.8 million decreased by $20.0 million, or approximately 37%, versus the prior-year quarter. The decrease in gross margin was primarily driven by unfavorable customer mix, lower sales volumes of lithium carbonate, higher lithium carbonate cost due to third party purchases and higher VAT due to increased exports from China.
Selling, general and administrative expenses
Selling, general and administrative expenses of $9.8 million increased by $5.4 million, or 123%. The increase in selling, general and administrative was primarily due to incremental stand-alone company costs which were charges for corporate allocations in the prior-year quarter and costs incurred under the TSA subsequent to the Separation Date.
Corporate allocations
There were no corporate allocations for the three months ended June 30, 2019, compared to $5.0 million for the prior year quarter because expenses are not allocated to Livent from FMC subsequent to the Separation Date and costs incurred under the TSA subsequent to the Separation Date are direct charges to our condensed combined statements of operations.
Restructuring and other charges
Restructuring and other charges increased approximately $3.6 million compared to the prior-year quarter. Current-year quarter costs include $3.5 million of severance-related costs including stock-based compensation expense of $1.2 million for accelerated vesting of stock awards pursuant to corporate management changes. Prior-year quarter costs of $0.2 million were primarily comprised of demolition and exit charges and miscellaneous restructuring efforts related to our operations at the manufacturing site located in Bessemer City, North Carolina. Additionally, there were other charges of $0.1 million related to environmental remediation activities in both periods.
Separation-related costs
Separation-related costs of $1.3 million primarily consists of legal and professional fees and other Separation related activities. We did not incur separation-related costs in the prior-year quarter.
Provision for income taxes
Provision for income taxes of $2.6 million decreased $2.6 million versus the prior year quarter due to a reduction in income from operations.
Net income
Net income of $15.5 million decreased approximately 59%, or $22.5 million from $38.0 million in the prior year quarter primarily due to unfavorable customer mix and pricing, higher lithium carbonate cost due to third party purchases and higher VAT due to increased exports from China.

Six Months Ended June 30, 2019 vs. 2018
Revenue
Revenue of $212.3 million increased by approximately 0.8% or $1.6 million versus the prior-year period, primarily driven by higher lithium hydroxide sales volumes partially offset by unfavorable pricing and lower sales volumes of lithium carbonate. A significant portion of revenues in the first half of 2019 was generated by one of our large lithium hydroxide contracts that has been in place for several years, at a much lower contracted price than other contracts driving the unfavorable customer mix.
Gross margin
Gross margin of $66.5 million decreased by $39.5 million, or approximately 37.3%, versus the prior-year period. The decrease in gross margin was primarily driven by unfavorable customer mix, lower sales volumes of lithium carbonate, higher lithium carbonate cost due to third party purchases and higher VAT due to increased exports from China.

Selling, general and administrative expenses
Selling, general and administrative expenses of $19.0 million increased by $11.0 million, or 137.5%. The increase in selling, general and administrative was primarily due to costs incurred under the TSA subsequent to the Separation Date and incremental stand-alone company costs which were charges for corporate allocations in the prior-year period.
Corporate allocations
There were no corporate allocations for the six months ended June 30, 2019, compared to $10.1 million for the prior-year period because expenses are not allocated to Livent from FMC subsequent to the Separation Date and costs incurred under the TSA subsequent to the Separation Date are direct charges to our condensed combined statements of operations.
Restructuring and other charges
Restructuring and other charges increased approximately 69.6% or $1.6 million compared to the prior-year period. Current-year period costs include $3.5 million of severance-related costs including stock-based compensation expense of $1.2 million for accelerated vesting of stock awards pursuant to corporate management changes. Prior-year period costs of $2.1 million were primarily comprised of asset write-downs and miscellaneous restructuring efforts related to our operations at the manufacturing site located in Bessemer City, North Carolina. Additionally, there were other charges of $0.2 million related to environmental remediation activities in both periods.
Separation-related costs
Separation-related costs of $2.9 million primarily consists of legal and professional fees and other Separation related activities. We did not incur separation-related costs in the prior-year period.
Non-operating pension benefit and settlement charges
We have no non-operating pension benefit and settlement charges as a stand-alone entity subsequent to the Separation Date. Non-operating pension benefit and settlement charges of $0.2 million were allocated to us from FMC in the prior-year period.
Provision for income taxes
Provision for income taxes of $6.7 million decreased $6.5 million versus the prior year period due to a reduction in income from operations.
Net income
Net income of $32.4 million decreased approximately 53.8%, or $37.8 million from $70.2 million in the prior year period primarily due to unfavorable customer mix and pricing, higher lithium carbonate cost due to third party purchases and higher VAT due to increased exports from China.

LIQUIDITY AND CAPITAL RESOURCES
Historically, prior to the Separation, FMC had provided centralized cash management and other finance services to Livent. FMC ceased providing these services following the Separation. Only cash accounts specifically owned by Livent and Livent's subsidiaries are reflected on the balance sheets of our condensed consolidated financial statements.
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
Cash and cash equivalents at June 30, 2019 and December 31, 2018, were $20.3 million and $28.3 million, respectively. Of the cash and cash equivalents balance at June 30, 2019, $18.6 million were held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments.We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal or remittance. We have concluded the Tax Act has not altered our assertion of identifying reinvested earnings. See Note 9, Part II, Item 8 of our 2018 Annual Report on Form 10-K for more information.
We had $59.1 million and $34.0 million debt outstanding as of June 30, 2019 and December 31, 2018, respectively. On September 28, 2018, we and one of our subsidiaries entered into a credit agreement which provides for a $400 million senior secured revolving credit facility, $50 million of which is available for the issuance of letters of credit, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to $600 million. As of June 30, 2019, available funds under this facility were $330.6 million. As of June 30, 2019, we were in compliance with all requirements of the covenants of the credit agreement. See Note 10, Part II, Item 8 of our 2018 Annual Report on Form 10-K for more information.
Statement of Cash Flows
Cash provided by operating activities was $41.3 million and $18.0 million for the six months ended June 30, 2019 and 2018, respectively.
The table below presents the components of net cash provided by operating activities.

(in Millions)	Six Months Ended June 30,
	2019	2018
Income from operations before non-operating pension benefit and settlement charges and income taxes	$39.1	$83.6
Special charges and depreciation and amortization (1)	16.5	10.9
Operating income before depreciation and amortization (Non-GAAP) (2)	55.6	94.5
Change in trade receivables, net (3)	23.5	(28.1)
Change in inventories (4)	4.5	(3.3)
Change in accounts payable (5)	(4.3)	(14.2)
Change in all other operating assets and liabilities (6)	(2.8)	(15.7)
Cash basis operating income (Non-GAAP)	76.5	33.2
Restructuring and other spending	(1.7)	(0.6)
Environmental spending	(0.2)	(0.1)
Tax payments, net of refunds (7)	(26.2)	(14.5)
Separation-related spending (8)	(7.1)	—
Cash provided by operating activities	$41.3	$18.0
____________________

(1)	Represents the sum of restructuring and other charges, separation-related costs, and depreciation and amortization.

(2)	Referred to as Adjusted EBITDA.

(3)	The change in cash flows related to trade receivables for the six months ended June 30, 2019 and 2018 were primarily due to timing of collections.

(4)	The change in cash flows related to inventories is a result of decreased inventory levels.

(5)	The change in cash flows related to accounts payable is primarily due to timing of payments made to suppliers and vendors.

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

Cash required by investing activities was $(74.2) million and $(26.8) million for the six months ended June 30, 2019 and 2018, respectively.
The change in cash required by investing activities is primarily due to our investments in production capacity of lithium carbonate and hydroxide resulting in increased capital expenditures.
Cash provided by financing activities was $25.0 million and $9.1 million for the six months ended June 30, 2019 and 2018, respectively.
For the six months ended June 30, 2019, net cash proceeds for financing activities was provided by net draws on our Revolving Credit Facility. As FMC managed our cash and financing arrangements during the six months ended June 30, 2018 all excess cash generated through earnings were deemed remitted to FMC and all sources of cash were deemed funded by FMC.

Other potential liquidity needs
Our cash needs for 2019 include operating cash requirements, capital expenditures and costs associated with being a stand-alone, public company. We plan to meet our liquidity needs through available cash, cash generated from operations, and borrowings under the committed Revolving Credit Facility. At June 30, 2019 our remaining borrowing capacity under our Revolving Credit Facility was $330.6 million, including letters of credit utilization.
Projected 2019 capital expenditures and expenditures related to contract manufacturers are expected to be approximately $225 million. Beyond 2019, we currently anticipate the majority of our capital expenditures to be directed towards expanding lithium carbonate capacity at our production operations in Argentina and expanding our lithium hydroxide capacity globally.
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
Contractual Commitments
Information related to our contractual commitments at December 31, 2018 can be found in a table included within Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations within our 2018 Annual Report on Form 10-K. There have been no significant changes to our contractual commitments during the period ended June 30, 2019.
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
At June 30, 2019, our cash flow hedge derivative instruments outstanding were a net liability of $0.8 million. Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.

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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10% change in the foreign currency exchange rates from their levels at June 30, 2019 and December 31, 2018, with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net Liability Position on Consolidated Balance Sheets	Net Liability Position with 10% Strengthening	Net Asset Position with 10% Weakening
Net asset/(liability) position as of June 30, 2019	$(0.8)	$(3.7)	$1.4
Net asset/(liability) position at December 31, 2018	$(1.3)	$(8.1)	$4.3
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of June 30, 2019, we had no interest rate swap agreements.
Our debt portfolio at June 30, 2019 is composed solely of variable-rate debt; consisting of borrowings under our Revolving Credit Facility. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at June 30, 2019, a one percentage point increase or decrease in interest rates would have increased or decreased, respectively, gross interest expense by $0.2 million for the six months ended June 30, 2019.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2019, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

IPO Securities Litigation
Beginning on May 13, 2019, purported stockholders of the Company filed putative class action complaints in the Pennsylvania Court of Common Pleas, Philadelphia County, and in the U.S. District Court for the Eastern District of Pennsylvania, against the Company and certain of its current and former executives and directors, in connection with the Company’s October 2018 IPO.  Some of these actions also name as defendants the underwriters in the IPO and/or FMC Corporation, whom the Company is generally obligated to indemnify.  The action pending in state court is Plymouth County Retirement Association v. Livent Corp., et al., No. 190501229, filed May 13, 2019.  The actions pending in federal court are Nikolov v. Livent Corp., et al., No. 19-cv-02218, filed on May 22, 2019 and Roe v. Livent Corp., et al., No. 19-cv-02683, filed on June 20, 2019.  The complaints allege generally that the offering documents for the IPO failed to adequately disclose certain information related to Livent’s business and prospects.  The complaints allege violations of Sections 11, 12(a)(2), and/or 15 of the Securities Act of 1933 and seek unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Livent common stock pursuant and/or traceable to the IPO offering documents.
On July 2, 2019, defendants moved to stay the Plymouth County action, in state court, in favor of the federal court actions. On July 26, 2019, Plymouth County filed an amended complaint. Subject to the outcome of defendants’ motion to stay, defendants have until September 20, 2019, to answer, plead, or otherwise respond to the amended complaint.  In connection with the federal actions, on July 22, 2019, eight investor groups filed motions to consolidate the actions and to be appointed lead plaintiff.  The federal court set a hearing on those motions for August 23, 2019. Since that time, seven of the investor groups have filed notices of non-opposition to the competing motions. As of August 6, 2019, no lead plaintiff had been appointed. At this point, a range of reasonably possible losses, if any, cannot be estimated by the Company.

ITEM 1A.    RISK FACTORS
In addition to the updated risk factors below and other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our 2018 Annual Report on Form 10-K and Part II, Item 1A of our Q1 2019 Form 10-Q, both of which are available at www.sec.gov and on our website at www.livent.com. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or future results.
Operational Risks:
Our lithium extraction and production operations in Argentina expose us to specific political, financial and operational risks.
We obtain the substantial majority of our lithium from our operations in Argentina. In addition to the risks set forth under the heading "Our lithium extraction and production operations in Argentina expose us to specific political, financial and operational risks" in our 2018 Annual Report on Form 10-K and our Q1 2019 Form 10-Q, our operations in Argentina expose us to the following risk, and the occurrence of this risk could have a material adverse effect on our business, financial condition or results of operations:

•
Risks of certain natural disasters. Our lithium brines and related production facilities are located in a seismically active region in northwest Argentina. A major earthquake could have adverse consequences for our operations and for general infrastructure, such as roads, rail, and access to goods in Argentina. Our production operations in Argentina could also be subject to significant rain events. Our production processes rely on natural evaporation and a significant rain event could impact our production and have an adverse effect on our business, financial condition and results of operations.

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
Our operations and those of our contract manufacturers are subject to hazards inherent in lithium production and manufacturing and the related storage and transportation of raw materials, products such as butyllithium, and wastes. These potential hazards include explosions, fires, severe weather and natural disasters, including earthquakes, mechanical failure, unscheduled downtimes, supplier disruptions, labor shortages or other labor difficulties (including widespread labor unrest in Argentina and Chile), information technology systems outages, disruption in our supply chain or manufacturing and distribution operations, transportation interruptions, chemical spills, discharges or releases of toxic or hazardous substances or gases, shipment of contaminated or off-specification product to customers, storage tank leaks, changing regulatory requirements, other environmental risks, or other sudden disruption in business operations beyond our control as a result of events such as acts of sabotage, unilateral government actions, terrorism or war, civil or political unrest, natural disasters, pandemic situations and large scale power outages. Some of these hazards may cause severe damage to or destruction of property and equipment or personal injury and loss of life and may result in suspension of operations or the shutdown of affected facilities, which could have a material adverse effect on our business, financial condition and results of operations.
In particular, there have been a number of industrial plant explosions in China during recent years. In 2015, there were explosions in the northeastern port city of Tianjin that killed 173 people. In 2018, at least 23 people were killed in an explosion near a chemical plant in Hebei Province, while in March 2019, there was an explosion at the Jiangsu Tianjiayi Chemical Company in the eastern Chinese province of Jiangsu that killed at least 64 people and injured at least 94 people. China is the largest producer and consumer of chemicals in the world, but regulation of the industry has historically been weak and inconsistent. In light of the blasts, fatalities and property damage, the Chinese government has expanded inspections, shut down facilities and toughened punishments for companies that violate safety standards. The government is also considering new rules that would require chemical companies to disclose more information about the production and use of hazardous substances. If any similar event were to occur at or near any of our facilities or contract manufacturers in China, or if the Chinese government were to impose new regulations limiting or suspending (temporarily or permanently) the operations of our facilities or contract manufacturers in China, this could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Shares
A summary of our repurchases of Livent's common stock for the three months ended June 30, 2019 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Programs (2)
April 1 through April 30, 2019	—	$—	$—	$—
May 1 through May 31, 2019	—	—	—	—
June 1 through June 30, 2019	92,500	6.83	—	—
Total Q2 2019	92,500	$6.83	$—	$—

(1)
The trustee of the Livent NQSP deferred compensation plan reacquires Livent common stock shares from time to time through open-market purchases relating to investments by employees in our common stock, one of the investment options available under the Livent NQSP. Such shares are held in a trust fund and recorded to Treasury stock in our condensed consolidated balance sheets.

(2)	We have no publicly announced repurchase programs.

ITEM 6.    EXHIBITS

†*10.1
Severance Agreement and Release by and between Thomas Schneberger and Livent Corporation, dated June 1, 2019 (Exhibit 10.1 to Amendment No. 1 to the Registrant's Report on Form 8-K dated May 9, 2019, filed on June 6, 2019)

31.1	Chief Executive Officer Certification pursuant to Rule 13a -14(a) of the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a -14(a) of the Exchange Act.
32.1	CEO Certification of Quarterly Report pursuant to Rule 13a -14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2	CFO Certification of Quarterly Report pursuant to Rule 13a -14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101	Interactive Data File
*Incorporated by reference
† Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVENT CORPORATION (Registrant)

By:	/s/ GILBERTO ANTONIAZZI
Gilberto Antoniazzi, Vice President and Chief Financial Officer
Date: August 7, 2019