Form 10-Q
period 2019-09-30
Livent Corp.
filed 2019-11-06
CIK 1742924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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

☒
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒
As of September 30, 2019, there were 145,980,870 shares of Common Stock, $0.001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(in Millions, Except Per Share Data)	(Unaudited)
Revenue	$97.7	$112.0	$310.0	$322.7
Costs and expenses
Cost of sales	69.4	62.5	215.2	167.2
Gross margin	28.3	49.5	94.8	155.5
Selling, general and administrative expenses	10.2	4.7	29.2	12.7
Corporate allocations	—	5.6	—	15.7
Research and development expenses	0.9	0.9	2.5	2.9
Restructuring and other charges	0.9	0.4	4.8	2.7
Separation-related costs	2.5	2.4	5.4	2.4
Total costs and expenses	83.9	76.5	257.1	203.6
Income from operations before non-operating pension benefit and settlement charges and income taxes	13.8	35.5	52.9	119.1
Non-operating pension benefit and settlement charges	—	(0.4)	—	(0.2)
Income from operations before income taxes	13.8	35.9	52.9	119.3
Income tax (benefit)/expense	(4.2)	5.9	2.5	19.1
Net income	$18.0	$30.0	$50.4	$100.2
Weighted average common shares outstanding - basic (1)	146.0	123.0	146.0	123.0
Net income per weighted average share - basic	$0.12	$0.24	$0.35	$0.81
Weighted average common shares outstanding - diluted (1)	146.5	123.0	146.4	123.0
Net income per weighted average share - diluted	$0.12	$0.24	$0.34	$0.81
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

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(in Millions)	(unaudited)
Net income	$18.0	$30.0	$50.4	$100.2
Other comprehensive loss, net of tax:
Foreign currency adjustments:
Foreign currency translation loss arising during the period	(1.9)	(1.8)	(1.9)	(3.0)
Total foreign currency translation adjustments (1)	(1.9)	(1.8)	(1.9)	(3.0)
Derivative instruments:
Unrealized hedging gains, net of tax of less than $0.1, zero, $0.1 and zero	1.5	—	2.6	—
Reclassification of deferred hedging gains included in net income, net of tax of less than $0.1, zero, less than $0.1 and zero	(0.4)	—	(1.1)	—
Total derivative instruments gain, net of tax of less than $0.1, zero, $0.1 and zero	1.1	—	1.5	—
Other comprehensive loss, net of tax	(0.8)	(1.8)	(0.4)	(3.0)
Comprehensive income	$17.2	$28.2	$50.0	$97.2
____________________

(1)	Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries since it is our intention that such earnings will remain invested in those subsidiaries indefinitely.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	September 30, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$23.3	$28.3
Trade receivables, net of allowance of $0.1 in 2019 and $0.1 in 2018	86.8	141.4
Inventories, net	74.8	71.8
Prepaid and other current assets	68.7	59.8
Total current assets	253.6	301.3
Property, plant and equipment, net	385.9	275.7
Deferred income taxes	13.1	3.0
Right of use assets - operating leases, net	17.1	—
Other assets	87.1	80.0
Total assets	$756.8	$660.0
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, trade and other	$65.5	$72.0
Accrued and other current liabilities	21.8	46.8
Operating lease liabilities - current	1.9	—
Income taxes	0.8	1.6
Total current liabilities	90.0	120.4
Long-term debt	90.1	34.0
Operating lease liabilities - long-term	15.6	—
Environmental liabilities	5.9	5.9
Deferred income taxes	2.2	2.5
Other long-term liabilities	11.1	9.3
Commitments and contingent liabilities (Note 15)
Equity
Common stock; $0.001 par value; 2 billion shares authorized; 146,083,411 and 146,000,000 shares issued; and 145,980,870 and 146,000,000 shares outstanding at September 30, 2019 and December 31, 2018, respectively	0.1	0.1
Capital in excess of par value of common stock	515.8	511.1
Retained earnings	76.3	25.9
Accumulated other comprehensive loss	(49.6)	(49.2)
Treasury stock, common, at cost; 102,541 and 0 shares at September 30, 2019 and December 31, 2018, respectively	(0.7)	—
Total equity	541.9	487.9
Total liabilities and equity	$756.8	$660.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2019	2018
(in Millions)	(unaudited)
Cash provided by operating activities:
Net income	$50.4	$100.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15.5	13.1
Restructuring and other charges	2.6	2.7
Separation-related charges	1.4	—
Deferred income taxes	(10.4)	(5.1)
Pension and other post-retirement benefits	—	0.5
Share-based compensation	3.3	3.4
Change in excess of FIFO cost over LIFO cost	—	1.5
Change in investments in trust fund securities	(0.1)	—
Changes in operating assets and liabilities:
Trade receivables, net	53.5	(23.0)
Inventories	(3.6)	0.2
Accounts payable, trade and other	(6.2)	(9.6)
Changes in deferred compensation	0.5	—
Advance payments from customers	—	(1.8)
Change in due to related party	(23.7)	—
Income taxes	(0.8)	(3.0)
Change in prepaid and other current assets and other assets	(15.0)	(6.0)
Change in accrued and other current liabilities and other long-term liabilities	(2.5)	(10.6)
Cash provided by operating activities	64.9	62.5
Cash required by investing activities:
Capital expenditures(1)	(120.5)	(43.4)
Investments in trust fund securities	(0.4)	—
Other investing activities	(4.5)	(3.6)
Cash required by investing activities	(125.4)	(47.0)
Cash provided/(used) by financing activities:
Proceeds from issuance of long-term debt	165.5	—
Payments of long-term debt	(109.5)	—
Payments of financing fees	(0.1)	—
Net change in net parent investment	—	(3.1)
Cash provided/(used) by financing activities	55.9	(3.1)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	1.1
(Decrease)/increase in cash and cash equivalents	(5.0)	13.5
Cash and cash equivalents, beginning of period	28.3	1.2
Cash and cash equivalents, end of period	$23.3	$14.7
Supplemental Disclosure for Cash Flow:
Cash payments for income taxes, net of refunds (2)	$37.1	$27.2
Cash payments for interest, net (1)	$2.6	$—
Cash payments for Separation-related charges	$8.7	$4.5
Accrued capital expenditures	$7.4	$5.3
Operating lease right-of-use assets and lease liabilities recorded upon adoption of ASC 842	$16.1	$—
____________________

(1)	All of the interest related to our Revolving Credit Facility was capitalized for the three and nine months ended September 30, 2019.

(2)	Nine months ended September 30, 2019 includes $16.9 million related to reimbursement paid to FMC for 2018 income taxes paid by FMC on Livent's behalf pursuant to the TMA.
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(in Millions Except Per Share Data)	Net Parent Investment	Common Stock, $0.001 Per Share Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2017	$431.0	$—	$—	$—	$(45.6)	$—	$385.4
Net income	32.2	—	—	—	—	—	32.2
Foreign currency translation adjustments	—	—	—	—	2.5	—	2.5
Net change in net parent investment	12.4	—	—	—	—	—	12.4
Balance, March 31, 2018	$475.6	$—	$—	$—	$(43.1)	$—	$432.5
Net income	38.0	—	—	—	—	—	38.0
Foreign currency translation adjustments	—	—	—	—	(3.7)	—	(3.7)
Net change in net parent investment	(3.3)	—	—	—	—	—	(3.3)
Balance, June 30, 2018	$510.3	$—	$—	$—	$(46.8)	$—	$463.5
Net income	30.0	—	—	—	—	—	30.0
Foreign currency translation adjustments	—	—	—	—	(1.8)	—	(1.8)
Net change in net parent investment	(12.2)	—	—	—	—	—	(12.2)
Balance, September 30, 2018	$528.1	$—	$—	$—	$(48.6)	$—	$479.5

Balance, December 31, 2018	$—	$0.1	$511.1	$25.9	$(49.2)	$—	$487.9
Net income	—	—	—	16.9	—	—	16.9
Stock compensation plans	—	—	1.2	—	—	—	1.2
Net hedging losses, net of income tax	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	1.0	—	1.0
Balance, March 31, 2019	$—	$0.1	$512.3	$42.8	$(48.3)	$—	$506.9
Net income	—	—	—	15.5	—	—	15.5
Stock compensation plans	—	—	2.4	—	—	—	2.4
Net hedging gains, net of income tax	—	—	—	—	0.5	—	0.5
Foreign currency translation adjustments	—	—	—	—	(1.0)	—	(1.0)
Purchases of treasury stock - deferred compensation plan	—	—	—	—	—	(0.7)	(0.7)
Balance, June 30, 2019	$—	$0.1	$514.7	$58.3	$(48.8)	$(0.7)	$523.6
Net income	—	—	—	18.0	—	—	18.0
Stock compensation plans	—	—	1.1	—	—	—	1.1
Net hedging gains, net of income tax	—	—	—	—	1.1	—	1.1
Foreign currency translation adjustments	—	—	—	—	(1.9)	—	(1.9)
Balance, September 30, 2019	$—	$0.1	$515.8	$76.3	$(49.6)	$(0.7)	$541.9

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

Note 2: Principal Accounting Policies and Related Financial Information
The accompanying condensed consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted from these interim financial statements. The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our condensed consolidated financial position at September 30, 2019 and December 31, 2018, the condensed consolidated results of operations for the three and nine months ended September 30, 2019 and 2018, and the condensed consolidated cash flows for the nine months ended September 30, 2019 and 2018. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These statements, therefore, should be read in conjunction with the annual consolidated and combined financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 Annual Report on Form 10-K").

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
Reclassifications
Certain prior year amounts have been reclassified for comparative purposes.
Basis of Presentation Prior to the Separation
Historically, Livent did not operate as an independent, stand-alone company. Prior to the Separation, the combined financial statements included the operations, financial position, and cash flows of Livent, as carved out from the historical consolidated financial statements of FMC using both specific identification and the allocation methodologies described below. We believe the assumptions underlying the pre-Separation period included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2018, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by Livent. However, these shared expenses may not represent the amounts that would have been incurred had Livent operated autonomously or independently from FMC. Actual costs that would have been incurred if Livent had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions in various areas such as information technology and infrastructure.
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
In the pre-Separation period included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2018, Livent functioned as part of the larger group of businesses controlled by FMC and, accordingly, utilized centralized functions, such as facilities and information technology, of FMC to support its operations. Accordingly, a portion of the shared service costs were historically allocated to Livent. FMC also performed certain corporate functions for Livent. The corporate expenses related to Livent were allocated from FMC. These allocated costs were primarily related to certain governance and corporate functions such as finance, treasury, tax, human resources, legal, investor relations, and certain other costs. Where it was possible to specifically attribute such expenses to activities of Livent, these amounts were charged or credited directly to Livent without allocation or apportionment. Allocation of other such expenses was based on a reasonable reflection of the utilization of the service provided to or benefits received by Livent on a consistent basis, such as, but not limited to, a relative percentage of headcount, tangible assets, third-party sales, cost of goods sold or segment operating profit, defined by FMC as segment revenue less operating expenses. The aggregate costs allocated for these functions to Livent was included in “Corporate allocations” within the condensed consolidated statements of operations and are shown in detail within the following table.

(in Millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Livent shared service costs (1)	$1.6	$4.6
FMC Corporate shared service costs allocated to Livent (2)	0.9	1.9
Stock compensation expense (3)	0.9	2.7
FMC Corporate expense allocation (4)	2.2	6.5
Total Corporate allocations	$5.6	$15.7
____________________

(1)
Represents Livent’s portion of shared service costs historically allocated to Livent. These do not include $2.1 million and $6.4 million for the three and nine months ended September 30, 2018 of shared service costs historically allocated to and recorded within “Cost of sales” on the condensed consolidated statements of operations.

(2)	Amounts represent FMC’s Corporate shared service cost allocated to Livent.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(3)
Stock compensation expense represents the allocation of FMC’s Corporate stock compensation expense and the costs specifically identifiable to Livent employees. These amounts exclude the previously allocated portion included within Livent's shared service costs of $0.2 million and $0.6 million for the three and nine months ended September 30, 2018.

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
Additionally, the assets and liabilities assigned from FMC have been deemed attributable to, and reflective of the historical operations of, Livent; however, the amounts recorded may not be representative of the amounts that would have been incurred had Livent been an entity that operated independently of FMC. Consequently, the pre-Separation period included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2018 may not be indicative of Livent's future performance and does not necessarily reflect what its results of operations, financial position and cash flows would have been had Livent operated as a separate entity apart from FMC.
FMC’s debt and related interest expense have not been allocated to us for any of the periods presented since we are not the legal obligor of the debt, and FMC’s borrowings were not directly attributable to us.
Earnings per share
The weighted average common shares outstanding for both basic and diluted earnings per share for the condensed consolidated financial statements for the three and nine months ended September 30, 2018 was calculated in accordance with ASC 260, Earnings Per Share (ASC 260), using 123.0 million shares of common stock outstanding, which reflects the number of shares held by FMC prior to the IPO. This results in both basic and diluted earnings per share of $0.24 and $0.81 for the three and nine months ended September 30, 2018.
Basis of Presentation After the Separation
The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019 are comprised of the results of operations, comprehensive income, financial position, equity and cash flows for periods after the Separation, which reflects Livent's operation as an independent public company. The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018 are comprised of the results of operations, comprehensive income, and cash flow amounts for the period prior to the Separation (see above), which includes allocations for direct costs and indirect costs attributable to the operations of the Lithium Business.
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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

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
Note 3: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
In March 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2019-01, Codification Improvements to Leases (Topic 842): Amendments to the FASB Accounting Standards Codification. The amendments in this ASU contain improvements and clarifications of certain guidance in Topic 842. The new amendments are effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date), with early adoption permitted for fiscal years beginning after December 15, 2018. We are evaluating the effect the guidance will have on our condensed consolidated financial statements and do not expect material impact.
In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this update affect a variety of Topics in the Codification and represent changes to clarify, correct errors in, or improve the Codification. Subsequently, in May 2019 the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses ( Topic 326) Targeted Transition Relief. The amendments in this Update provide entities with targeted transition relief that is intended to increase comparability of financial statement information for some entities that otherwise would have measured similar financial instruments using different measurement methodologies. The new amendments are effective for the fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date). We are evaluating the effect the guidance will have on our condensed consolidated financial statements.
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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 4: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and by product categories.
The following table provides information about disaggregated revenue by major geographical region:

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
North America (1)	$22.7	$22.5	$57.1	$65.5
Latin America	—	0.1	1.0	0.4
Europe, Middle East & Africa	12.8	17.7	45.7	55.2
Asia Pacific (1)	62.2	71.7	206.2	201.6
Total Revenue	$97.7	$112.0	$310.0	$322.7

(1)
During the three months ended September 30, 2019, countries with sales in excess of 10% of combined revenue consisted of Japan, the United States and China and totaled $39.6 million, $22.8 million and $13.4 million, respectively. During the three months ended September 30, 2018, countries with sales in excess of 10% of combined revenue consisted of Japan, the United States and China and totaled $32.9 million, $21.4 million and $26.6 million, respectively. During the nine months ended September 30, 2019, countries with sales in excess of 10% of combined revenue consisted of Japan, the United States and China and totaled $131.4 million, $56.6 million, and $46.3 million, respectively. During the nine months ended September 30, 2018, countries with sales in excess of 10% of combined revenue consisted of Japan, the United States and China and totaled $70.9 million, $63.7 million and $94.9 million, respectively.

For the three months ended September 30, 2019, one customer accounted for approximately 26% of total revenue and our 10 largest customers accounted in aggregate for approximately 63% of our revenue. For the three months ended September 30, 2018 one customer accounted for approximately 15% of total revenue and our 10 largest customers accounted in aggregate for approximately 56% of our revenue. For the nine months ended September 30, 2019, two customers accounted for approximately 30% and 10% of total revenue, respectively and our 10 largest customers accounted in aggregate for approximately 61% of our revenue. For the nine months ended September 30, 2018, one customer accounted for approximately 10% of total revenue and our 10 largest customers accounted in aggregate for approximately 51% of our revenue. A loss of any material customer could have a material adverse effect on our business, financial condition and results of operations.

The following table provides information about disaggregated revenue by major product category:

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Lithium Hydroxide	$52.9	$52.8	$178.2	$155.5
Butyllithium	25.6	26.3	77.2	75.5
High Purity Lithium Metal and Other Specialty Compounds	11.7	14.5	38.8	47.8
Lithium Carbonate and Lithium Chloride	7.5	18.4	15.8	43.9
Total Revenue	$97.7	$112.0	$310.0	$322.7

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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

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
The following table presents the opening and closing balances of our receivables, net of allowances. As of September 30, 2019 and December 31, 2018, there were no contract liabilities from contracts with customers.

(in Millions)	September 30, 2019	Balance as of December 31, 2018	Increase (Decrease)
Receivables from contracts with customers, net of allowances	$86.8	$141.4	$(54.6)

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
Occasionally, we may enter into multi-year take or pay supply agreements with customers. The aggregate amount of revenue expected to be recognized related to these contracts’ performance obligations that are unsatisfied or partially satisfied is approximately $8 million for the remainder of 2019 and $49 million in 2020. These approximate revenues do not include amounts of variable consideration attributable to contract renewals or contract contingencies. Based on our past experience with the customers under these arrangements, we expect to continue recognizing revenue in accordance with the contracts as we transfer control of the product to the customer (refer to the sales of goods section for our determination of transfer of control). However, in the case a shortfall of volume purchases occurs, we will recognize the amount payable by the customer over the remaining performance obligations in the contract.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 5: Inventories, Net
Inventories consisted of the following:

(in Millions)	September 30, 2019	December 31, 2018
Finished goods	$17.4	$22.2
Work in process	44.0	36.6
Raw materials, supplies and other	14.9	14.5
First-in, first-out inventory	76.3	73.3
Less: Excess of first-in, first-out cost over last-in, first-out cost	(1.5)	(1.5)
Inventories, net	$74.8	$71.8

Note 6: Property, Plant and Equipment, Net
Property, plant and equipment consisted of the following:

(in Millions)	September 30, 2019	December 31, 2018
Property, plant and equipment	$583.8	$468.8
Accumulated depreciation	(197.9)	(193.1)
Property, plant and equipment, net	$385.9	$275.7

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2019	2018	2019	2018
Restructuring charges:
Demolition and exit charges (1)	$—	$—	$—	$1.9
Asset disposal charges (2)	—	0.3	—	0.5
Other charges:
Corporate severance-related costs (3)	—	—	3.5	—
Environmental remediation (4)	0.1	0.1	0.3	0.3
Other (5)	0.8	—	1.0	—
Total restructuring and other charges	$0.9	$0.4	$4.8	$2.7
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
(5) Includes legal fees related to IPO securities litigation incurred in the three and nine months ended September 30, 2019. See Note 15 for more details.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Roll forward of restructuring reserve
The following table shows a roll forward of restructuring reserve that will result in cash spending. These amounts exclude asset retirement obligations.

(in Millions)	Restructuring Reserve Total (2)
Balance December 31, 2017	$2.9
Change in reserves (1)	1.9
Cash payments	(1.2)
Balance December 31, 2018	$3.6
Cash payments	(0.2)
Balance September 30, 2019	$3.4
____________________

(1)	Primarily related to facility shutdowns and other miscellaneous exit costs.

(2)	Included in “Accrued and other current liabilities” on the condensed consolidated balance sheets.

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
Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. As of the periods presented, the Bessemer City site located in North Carolina is the only site for which we have a reserve. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation can be made. Accordingly, total reserves of $6.4 million existed at September 30, 2019 and December 31, 2018, a portion of which is included in “Accrued and other current liabilities” on the condensed consolidated balance sheets.
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
The table below is a roll forward of our total environmental reserves from December 31, 2017 to September 30, 2019.

(in Millions)	Total
Total environmental reserves at December 31, 2017	$6.4
Change in reserve (1)	0.2
Cash payments	(0.2)
Total environmental reserves at December 31, 2018	$6.4
Change in reserve (1)	0.3
Cash payments	(0.3)
Total environmental reserves at September 30, 2019	$6.4
Environmental reserves, current (2)	0.5
Environmental reserves, long-term (3)	5.9
Total environmental reserves at September 30, 2019	$6.4
__________________

(1)	These amounts are included within "Restructuring and other" on the condensed consolidated statements of operations.

(2)	These amounts are included within "Accrued and other current liabilities" on the condensed consolidated balance sheets.

(3)	These amounts are included in "Environmental liabilities" on the condensed consolidated balance sheets.

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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income tax (benefit)/expense	$(4.2)	$5.9	$2.5	$19.1
Effective income tax rate	(30.4)%	16.4%	4.7%	16.0%
For the three and nine months ended September 30, 2019, income taxes were determined in accordance with Livent's status as an independent public company. For the three and nine months ended September 30, 2018, income taxes prior to the Separation were determined in accordance with the separate return method.
The effective income tax rate for the three and nine months ended September 30, 2019, was primarily driven by tax benefits of $8.5 million and $10.2 million, respectively, for tax impacts associated with fluctuations in foreign currency remeasurement in Argentina. For the three and nine months ended September 30, 2018, these tax benefits were $1.7 million and $5.7 million, respectively.

Note 10: Debt
Long-term debt
Long-term debt consists of the following:

	September 30, 2019
	Interest Rate Percentage		Maturity Date	September 30, 2019	December 31, 2018
(in Millions)	LIBOR borrowings	Base rate borrowings
Revolving Credit Facility (1)	4.0%	6.0%	2023	$90.1	$34.0
Total long-term debt (2)				$90.1	$34.0
______________________________

(1)
As of September 30, 2019 and December 31, 2018, there were $10.3 million in letters of credit outstanding under our Revolving Credit Facility and available funds under this facility were $299.6 million and $355.7 million, respectively.

(2)	As of September 30, 2019 and December 31, 2018, the Company had no debt maturing within one year.
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
Covenants
Among other restrictions, our Revolving Credit Facility contains financial covenants applicable to Livent and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). We were in compliance with all covenants at September 30, 2019.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 11: Stock-based Compensation
Livent Corporation Incentive Compensation and Stock Plan
Effective March 5, 2019, Livent registered 2,000,000 shares of Livent common stock which were authorized for issuance pursuant to awards under the Livent Corporation Incentive Compensation and Stock Plan (the "Livent Plan"). As of September 30, 2019, the total shares of Livent common stock authorized for issuance under the Livent Plan is 6,290,000. Refer to Note 12 to our annual consolidated and combined financial statements in the Company's 2018 Annual Report on Form 10-K, Part II, Item 8 for further information about the Livent Plan.
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
Stock Compensation
We recognized the following stock compensation expense for awards under the Livent Plan:

(in Millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Stock option expense, net of taxes of $0.1 and $0.4	$0.3	$1.4
Restricted stock expense, net of taxes of $0.1 and $0.6	0.6	2.3
Total stock compensation expense, net of taxes of $0.2 and $1.0 (1)	$0.9	$3.7
____________________

(1)
Gross stock compensation charges of $1.0 million, zero and $0.1 million were recorded to "Selling, general and administrative expenses", "Restructuring and other charges", and "Separation-related costs", respectively, in our condensed consolidated statements of operations for the three months ended September 30, 2019 and $3.3 million, $1.2 million and $0.2 million were recorded to "Selling, general and administrative expenses", "Restructuring and other charges", and "Separation-related costs", respectively, for the nine months ended September 30, 2019.

Stock Options
The grant date fair values of the stock options granted in the nine months ended September 30, 2019, were estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The expected volatility assumption is based on the historical volatility of a group of twelve of our publicly traded peers that operate in the specialty chemical sector and five companies that have recently been spun off from larger publicly traded companies. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury securities with terms equal to the expected timing of stock option exercises as of the grant date. The dividend yield assumption reflects anticipated dividends on Livent's common stock. Livent stock options granted in the nine months ended September 30, 2019 will cliff vest on the third anniversary of the grant date and expire ten years from the date of grant.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following table contains Black Scholes valuation assumptions for Livent Plan stock option grants.

	Nine Months Ended September 30, 2019
	Granted 2/27/19	Granted 7/1/19
Expected dividend yield	—%	—%
Expected volatility	20.07%	21.0%
Expected life (in years)	6.50	6.50
Risk-free interest rate	2.55%	1.86%
The weighted-average grant date fair value of options granted during the nine months ended September 30, 2019 was $3.26 per share.
The following summary shows stock option activity for the Livent Plan for the nine months ended September 30, 2019:

	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in Millions)
Outstanding December 31, 2018	716,256	9.8 years	$16.99	$—
Granted	62,360		$11.99
Forfeited	(62,557)		$13.70
Converted FMC awards	946,161
Outstanding September 30, 2019	1,662,220	6.6 years	$12.44	$0.2
Exercisable at September 30, 2019	474,781	4.1 years	$8.36	$0.2
As of September 30, 2019, we had total remaining unrecognized compensation cost related to unvested stock options of $2.8 million which will be amortized over the weighted-average remaining requisite service period of approximately 2.8 years.
Restricted Stock Unit Awards
The grant date fair value of RSUs under the Livent Plan is based on the market price per share of Livent's common stock on the date of grant, and the related compensation cost is amortized to expense on a straight-line basis over the vesting period during which the employees perform related services, which for the RSUs granted during the nine months ended September 30, 2019, is cliff vesting 3 years following the grant date.
The following table shows RSU activity of the Livent Plan for the nine months ended September 30, 2019:

	Restricted Stock Units
	Number of awards	Weighted-Average Grant Date Fair Value
Nonvested December 31, 2018	249,786	$16.94
Granted	212,000	$11.63
Vested	(111,204)	$11.79
Forfeited	(27,764)	$12.51
Converted FMC awards	311,387
Nonvested September 30, 2019	634,205	$12.72
As of September 30, 2019, the Livent Plan had total remaining unrecognized compensation cost related to unvested RSUs of $4.8 million which will be amortized over the weighted-average remaining requisite service period of approximately 2.4 years.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 12: Equity
As of September 30, 2019 and December 31, 2018, we had 2 billion shares of common stock authorized. The following is a summary of changes in Livent's common stock issued and outstanding:

	Issued	Treasury	Outstanding
Balance at December 31, 2018	146,000,000	—	146,000,000
Adjusted FMC RSU awards (1)	2,807	—	2,807
Livent RSU awards	80,604	—	80,604
Purchases of Treasury Stock - deferred compensation plan	—	(102,541)	(102,541)
Balance at September 30, 2019	146,083,411	(102,541)	145,980,870
________________
(1) See Note 11 for more information on Adjusted FMC RSU awards held by FMC employees.
Summarized below is the roll forward of accumulated other comprehensive loss, net of tax.

(in Millions)	Foreign Currency Adjustments	Derivative Instruments (1)	Total
Accumulated other comprehensive loss, net of tax at December 31, 2018	$(48.0)	$(1.2)	$(49.2)
Other comprehensive income before reclassifications	(1.9)	2.6	0.7
Amounts reclassified from accumulated other comprehensive income	—	(1.1)	(1.1)
Accumulated other comprehensive (loss)/gain, net of tax at September 30, 2019	$(49.9)	$0.3	$(49.6)

(in Millions)	Foreign Currency Adjustments	Total
Accumulated other comprehensive loss, net of tax at December 31, 2017	$(45.6)	$(45.6)
Other comprehensive loss before reclassifications	(3.0)	(3.0)
Accumulated other comprehensive loss, net of tax at September 30, 2018	$(48.6)	$(48.6)
____________________
(1) See Note 14 for more information.
Reclassifications of accumulated other comprehensive loss
The table below provides details about the reclassifications from accumulated other comprehensive loss and the affected line items in the condensed consolidated statements of operations for the period presented.

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss (1)		Affected Line Item in the Condensed Combined Statements of Operations
(in Millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Derivative instruments
Foreign currency contracts	$(0.4)	$(1.1)	Costs of sales
Total before tax	(0.4)	(1.1)
Amount included in net income (2)	$(0.4)	$(1.1)
____________________
(1) No amounts were reclassified from accumulated other comprehensive loss for the three and nine months ended September 30, 2018.
(2) Provision for income taxes related to the reclassification was less than $0.1 million for the three and nine months ended September 30, 2019.
Dividends
For the three and nine months ended September 30, 2019 and September 30, 2018, we paid no dividends. We do not expect to pay any dividends in the foreseeable future.

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
The weighted average common shares outstanding for both basic and diluted earnings per share for the condensed consolidated financial statements for the three and nine months ended September 30, 2018 was calculated, in accordance with ASC 260, Earnings Per Share (ASC 260), using 123.0 million shares of common stock outstanding, which reflects the number of shares held by FMC prior to the IPO. In connection with our IPO, we issued 20 million shares of our common stock to the public at a public offering price of $17.00 per share. The IPO closed on October 15, 2018. On November 13, 2018 the Company closed on the sale of an additional 3 million shares of its common stock pursuant to the Over-allotment Option Exercise. In accordance with ASC 260, the 23 million shares issued in connection with the IPO are included in earnings per share calculations for periods subsequent to the closing of the IPO and are not included in the earning per share calculations for periods prior to the closing of the IPO.
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$18.0	$30.0	$50.4	$100.2

Denominator:
Weighted average common shares outstanding - basic	146.0	123.0	146.0	123.0
Weighted average additional shares assuming conversion of potential common shares	0.5	—	0.4	—
Weighted average common shares outstanding - diluted	146.5	123.0	146.4	123.0

Basic earnings per common share:
Net income per weighted average share - basic	$0.12	$0.24	$0.35	$0.81
Diluted earnings per common share:
Net income per weighted average share - diluted	$0.12	$0.24	$0.34	$0.81

Anti-dilutive stock options
For the three and nine months ended September 30, 2019, options to purchase 1,547,070 and 1,006,532 shares of our common stock at an average exercise price of $12.97 and $15.21 per share, respectively, were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock for the three and nine months ended September 30, 2019. The Company had no stock options outstanding for the three and nine months ended September 30, 2018.
Additional dilution - the FMC Plan
FMC has a share-based compensation plan, in which Lithium Business employees were eligible to participate prior to the IPO. Effective March 1, 2019 (the "Distribution Date") each outstanding FMC equity award pursuant to the FMC Plan held by a Lithium Business employee was converted into a Livent equity award ("Converted Award") pursuant to the Livent Plan. The number of Livent shares subject to each Converted Award (and in the case of stock options, the exercise price of the award) was adjusted to

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

preserve the aggregate intrinsic value of the original FMC Plan award as measured before and after the conversion, subject to rounding. Additionally, each outstanding award of FMC RSUs held by FMC employees and issued prior to 2019 was converted into Adjusted FMC RSUs which will vest in both FMC and Livent common stock shares, subject to the same terms and conditions as were applicable immediately prior to the conversion. See Note 11 for more information on the FMC Plan. There were 0.4 million and 0.3 million incremental shares related to the Converted Awards and Adjusted FMC RSUs that were included for diluted earnings per share for the three and nine months ended September 30, 2019, respectively.

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
The estimated fair value of our debt approximates the carrying amount and was $90.1 million and $34.0 million as of September 30, 2019 and December 31, 2018, respectively.
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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

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
As of September 30, 2019, we had open foreign currency forward contracts in AOCI in a net after-tax gain position of $0.3 million designated as cash flow hedges of underlying forecasted sales and purchases. At September 30, 2019 we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $25 million.
Approximately $0.3 million of net after-tax gain, representing open foreign currency exchange contracts, will be realized in earnings during the three months ending December 31, 2019 if spot rates in the future are consistent with market rates as of September 30, 2019. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales” line in the condensed consolidated statements of operations.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $58 million at September 30, 2019.
Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments:

September 30, 2019
Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges
Derivatives
Foreign exchange contracts	$0.4
Total derivative assets (1)	0.4
Net derivative assets (2)	$0.4

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

December 31, 2018
Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges
Derivatives
Foreign exchange contracts	$(1.3)
Total derivative liabilities (3)	(1.3)
Net derivative liabilities	$(1.3)
____________________
(1) Balance is included in "Prepaid and other current assets" in the condensed consolidated balance sheets.
(2) Total derivative liability is less than $0.1 million as of September 30, 2019.
(3) Balance is included in “Accrued and other current liabilities” in the condensed consolidated balance sheets.

The following tables summarize the gains or losses related to our cash flow hedges and derivatives not designated as cash flow hedging instruments.
Derivatives in Cash Flow Hedging Relationships

(in Millions)	Total Foreign Exchange Contracts
Accumulated other comprehensive loss, net of tax at December 31, 2018	$(1.2)
Unrealized hedging gains, net of tax	0.3
Reclassification of deferred hedging gains, net of tax (1)	(0.4)
Total derivative instrument impact on comprehensive income, net of tax	(0.1)
Accumulated other comprehensive loss, net of tax at March 31, 2019	$(1.3)
Unrealized hedging gains, net of tax	0.8
Reclassification of deferred hedging gains, net of tax (1)	(0.3)
Total derivative instrument impact on comprehensive income, net of tax	0.5
Accumulated other comprehensive loss, net of tax at June 30, 2019	$(0.8)
Unrealized hedging gains, net of tax	1.5
Reclassification of deferred hedging gains, net of tax (1)	(0.4)
Total derivative instrument impact on comprehensive income, net of tax	1.1
Accumulated other comprehensive gain, net of tax at September 30, 2019	$0.3
____________________

(1)	Amounts are included in “Cost of sales” on the condensed consolidated statements of operations.

Derivatives Not Designated as Cash Flow Hedging Instruments

	Location of Loss Recognized in Income on Derivatives	Amount of Pre-tax Gain (Loss) Recognized in Income on Derivatives (1)
(in Millions)		Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Foreign exchange contracts	Cost of sales	$0.1	$(0.9)
Total		$0.1	$(0.9)
____________________

(1)
Amounts represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item. Prior to the Separation, derivative instruments were under FMC's hedging program for the three and nine months ended September 30, 2018.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

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

(in Millions)	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$0.4	$—	$0.4	$—
Investments in deferred compensation plan (2)	1.5	1.5	—	—
Total Assets	$1.9	$1.5	$0.4	$—

Liabilities
Deferred compensation plan obligation (3)	$2.2	$2.2	$—	$—
Total Liabilities	$2.2	$2.2	$—	$—

(in Millions)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivatives – Foreign exchange (1)	$1.3	$—	$1.3	$—
Total Liabilities	$1.3	$—	$1.3	$—
____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classifications on our condensed consolidated balance sheets.

(2)
Balance is included in “Other assets” in the condensed consolidated balance sheets. Livent NQSP investments in Livent common stock are recorded as "Treasury stock" in the condensed consolidated balance sheets and carried at historical cost. A market-to-market gain of less than $0.1 million and $0.1 million related to the Livent common stock was recorded in "Selling, general and administrative expense" in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019, respectively, with a corresponding offset to the deferred compensation plan obligation in the condensed consolidated balance sheets.

(3)	Balance is included in “Other long-term liabilities” in the condensed consolidated balance sheets.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 15: Commitments and Contingencies
Contingencies
We are a party to various legal proceedings, including those noted in this section.  Livent records reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. As additional information becomes available, management adjusts its assessments and estimates. Legal costs are expensed as incurred.
In addition to the legal proceedings noted below, we have certain contingent liabilities arising in the ordinary course of business.  Some of these contingencies are known but are so preliminary that the merits cannot be determined, or if more advanced, are not deemed material based on current knowledge; and some are unknown - for example, claims with respect to which we have no notice or claims which may arise in the future from products sold, guarantees or warranties made, or indemnities provided.  Therefore, we are unable to develop a reasonable estimate of our potential exposure of loss for these contingencies, either individually or in the aggregate, at this time.  There can be no assurance that the outcome of these contingencies will be favorable, and adverse results in certain of these contingencies could have a material adverse effect on the consolidated financial position, results of operations in any one reporting period, or liquidity.

IPO Securities Litigation
Beginning on May 13, 2019, purported stockholders of the Company filed putative class action complaints in the Pennsylvania Court of Common Pleas, Philadelphia County, and in the U.S. District Court for the Eastern District of Pennsylvania, in connection with the Company’s October 2018 IPO. On August 20, 2019, the actions then pending in federal court were consolidated under the caption, Nikolov v. Livent Corp., et al., No. 19-cv-02218. In an order entered on September 23, 2019, the actions then pending in state court were consolidated under the caption, In re Livent Corporation Securities Litigation, No. 2019-0501229. The operative complaints in both actions assert claims against the Company and certain of its current and former executives and directors. The complaints also name as defendants the underwriters in the IPO and FMC Corporation, whom the Company is generally obligated to indemnify. The complaints allege generally that the offering documents for the IPO failed to adequately disclose certain information related to Livent’s business and prospects, in purported violation of Sections 11, 12(a)(2), and 15 of the Securities Act. The complaints seek unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Livent common stock pursuant and/or traceable to the IPO offering documents. On October 11, 2019, defendants filed preliminary objections in the state court seeking to dismiss that action in its entirety. Defendants have until November 18, 2019, to move to dismiss the federal action. At this point, a range of reasonably possible losses, if any, cannot be estimated by the Company.
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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Leases
All of our leases are operating leases and the Company has no short-term leases as of September 30, 2019. We have operating leases for corporate offices, manufacturing facilities, and land. Our leases have remaining lease terms of 2 years to 15 years. Quantitative disclosures about our leases are summarized in the table below.

(in Millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease Cost
Operating lease cost (1)	$0.5	$1.5
Variable lease cost (1)	—	0.1
Sublease income	(0.1)	(0.2)
Total lease cost (1)	$0.4	$1.4
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$0.4	$1.1
_____________________________

(1)	Lease expense is classified as "Selling, general and administrative expenses" in our condensed consolidated statements of operations.

As of September 30, 2019, our operating leases had a weighted average remaining lease term of 11.6 years and a weighted average discount rate of 4.4%.

The table below presents a maturity analysis of our operating lease liabilities for each of the next five years and a total of the amounts for the remaining years.

(in Millions)	Undiscounted cash flows
Remainder of 2019	$0.4
2020	2.1
2021	2.2
2022	2.1
2023	2.1
Thereafter	13.6
Total future minimum lease payments	22.5
Less: Imputed interest	(5.0)
Total	$17.5

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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 16: Supplemental Information
The following tables present details of prepaid and other current assets, other assets, accrued and other current liabilities, and other long-term liabilities as presented on the condensed consolidated balance sheets:

(in Millions)	September 30, 2019	December 31, 2018
Prepaid and other current assets
Argentina government receivable (1)	$8.4	$8.8
Tax related items	12.3	4.1
Other receivables	6.0	6.2
Prepaid expenses	4.8	8.4
Bank Acceptance Drafts (2)	32.8	29.1
Derivative asset	0.4	—
Other current assets	4.0	3.2
Total	$68.7	$59.8

(in Millions)	September 30, 2019	December 31, 2018
Other assets
Argentina government receivable (1)	$47.4	$41.5
Advance to contract manufacturers (3)	16.1	15.3
Investments in deferred compensation plan	1.5	—
Capitalized software, net	1.2	1.4
Prepayment associated with long-term supply agreements	10.0	10.0
Tax related items (4)	4.9	6.2
Other assets	6.0	5.6
Total	$87.1	$80.0
____________________

(1)
We have various subsidiaries that conduct business within Argentina. At September 30, 2019 and December 31, 2018, $38.0 million of outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables, was denominated in U.S. dollars. As with all outstanding receivable balances we continually review recoverability by analyzing historical experience, current collection trends and regional business and political factors among other factors.

(2)
Bank Acceptance Drafts are a common Chinese finance note used to settle trade transactions. Livent accepts these notes from Chinese customers based on criteria intended to ensure collectability and limit working capital usage.

(3)	We record deferred charges for certain contract manufacturing agreements which we amortize over the term of the underlying contract.

(4)	Represents an offsetting non-current deferred asset of $2.6 million and $3.2 million, respectively, relating to specific uncertain tax positions and other tax related items.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	September 30, 2019	December 31, 2018
Accrued and other current liabilities
Restructuring reserves	$3.4	$3.6
Due to related party (1)	—	23.8
Accrued payroll	6.3	8.5
Derivative liabilities	—	1.3
Environmental reserves, current	0.5	0.5
Other accrued and other current liabilities	11.6	9.1
Total	$21.8	$46.8

(in Millions)	September 30, 2019	December 31, 2018
Other long-term liabilities
Asset retirement obligations	$0.2	$0.2
Contingencies related to uncertain tax positions (2)	5.4	6.0
Self-insurance reserves	2.3	2.4
Deferred compensation plan obligations	2.2	—
Other long-term liabilities	1.0	0.7
Total	$11.1	$9.3
____________________

(1)
At December 31, 2018, we had obligations to FMC for amounts due under the TSA of $2.3 million, $16.9 million related to income taxes payable to certain tax jurisdictions and payments made by FMC on Livent's behalf related to the Separation steps of $4.6 million. These obligations were settled during the first quarter of 2019.

(2)
At September 30, 2019 and December 31, 2018, we have recorded a liability for uncertain tax positions of $3.0 million and a $2.9 million indemnification liability to FMC for assets where the offsetting uncertain tax position is with FMC.

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
In some cases, we have identified forward-looking statements by such words or phrases as “will likely result,” “is confident that,” “expect,” “expects,” “should,” “could,” “may,” “will continue to,” “believe,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. These forward-looking statements may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the risk factors listed in Part I, Item 1A "Risk Factors" of our 2018 Annual Report on Form 10-K and Part II, Item 1A of our Q1 2019 and Q2

2019 Form 10-Qs. You should specifically consider the numerous risks outlined under "Risk Factors." We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.
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
Third Quarter 2019 Highlights
The following are the more significant developments in our business during the three months ended September 30, 2019:

•
Revenue of $97.7 million for the three months ended September 30, 2019 decreased $14.3 million, or approximately 13% compared to the three months ended September 30, 2018 primarily due to unfavorable pricing of lithium hydroxide and lithium carbonate and lower sales volumes of lithium carbonate, partially offset by higher lithium hydroxide sales volumes.

•
Gross margin of $28.3 million for the three months ended September 30, 2019 decreased $21.2 million or approximately 43% versus the prior year quarter primarily driven by unfavorable customer mix, lower sales volumes of lithium carbonate, higher lithium carbonate cost due to third party purchases and higher remeasurement losses in Argentina impacted by the August 2019 currency devaluation and balance sheet exposures for tax and capital expansion related activities. See the Argentina Remeasurement Impacts subsection below for additional discussion.

•
Selling, general and administrative expenses increased by $5.5 million, or approximately 117%, to $10.2 million compared to the prior year quarter primarily due to the incremental stand-alone company costs.

•
There were no corporate allocations in the third quarter of 2019 because expenses are not allocated to Livent from FMC subsequent to the Separation Date. There were $5.6 million of corporate allocations in the prior year quarter.

•
Adjusted EBITDA of $28.2 million decreased $13.6 million compared to the prior year quarter amount of $41.8 million primarily due to unfavorable customer mix, lower pricing and higher lithium carbonate cost due to third party purchases.

Argentina Remeasurement Impacts
Our wholly owned subsidiaries in Argentina use the U.S. dollar as their functional currency. Argentina peso-denominated monetary assets and liabilities are remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement and other transaction gains and losses recognized in earnings. On August 12, 2019, Argentina's currency suffered a significant loss in value following the announcement of the results of Argentina's primary elections. This devaluation created an immediate loss associated with the impacts of the remeasurement of our local balance sheet at the date of the devaluation attributable to our Argentina operations. Livent's exposure to remeasurement gains and losses has increased in 2019 compared to 2018 due to VAT on capital expenditures, the new Argentina export tax announced in September 2018, and deferred tax assets/liabilities.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(in Millions)	(Unaudited)
Revenue	$97.7	$112.0	$310.0	$322.7
Costs and expenses
Cost of sales	69.4	62.5	215.2	167.2
Gross margin	28.3	49.5	94.8	155.5
Selling, general and administrative expenses	10.2	4.7	29.2	12.7
Corporate allocations	—	5.6	—	15.7
Research and development expenses	0.9	0.9	2.5	2.9
Restructuring and other charges	0.9	0.4	4.8	2.7
Separation-related costs	2.5	2.4	5.4	2.4
Total costs and expenses	83.9	76.5	257.1	203.6
Income from operations before non-operating pension benefit and settlement charges and income taxes	13.8	35.5	52.9	119.1
Non-operating pension benefit and settlement charges	—	(0.4)	—	(0.2)
Income from operations before income taxes	13.8	35.9	52.9	119.3
Income tax (benefit)/expense	(4.2)	5.9	2.5	19.1
Net income	$18.0	$30.0	$50.4	$100.2
In addition to net income, as determined in accordance with U.S. GAAP, we evaluate operating performance using certain non-GAAP measures such as EBITDA, which we define as net income plus interest expense, net, income tax expense/(benefit), depreciation, and amortization, and Adjusted EBITDA, on a stand-alone company basis, which we define as EBITDA adjusted for certain Argentina remeasurement losses/(gains), restructuring and other charges/(income), non-operating pension expense/(benefit) and settlement charges, and separation- related costs. Management believes the use of these non-GAAP measures allows management and investors to compare more easily the financial performance of its underlying business from period to period. The non-GAAP information provided may not be comparable to similar measures disclosed by other companies because of differing methods used by other companies in calculating EBITDA and Adjusted EBITDA. This measure should not be considered as a substitute for net income or other measures of performance or liquidity reported in accordance with U.S. GAAP. The following table reconciles EBITDA and Adjusted EBITDA from net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2019	2018	2019	2018
Net income (GAAP)	$18.0	$30.0	$50.4	$100.2
Add back:
Income tax (benefit)/expense	(4.2)	5.9	2.5	19.1
Depreciation and amortization	5.8	4.5	15.5	13.1
EBITDA (Non-GAAP) (a)	$19.6	$40.4	$68.4	$132.4
Add back:
Certain Argentina remeasurement losses/(gains) (b)	5.2	(1.0)	5.2	(0.6)
Restructuring and other charges (c)	0.9	0.4	4.8	2.7
Non-operating pension benefit and settlement charges (d)	—	(0.4)	—	(0.2)
Separation-related costs (e)	2.5	2.4	5.4	2.4
Adjusted EBITDA (Non-GAAP)	$28.2	$41.8	$83.8	$136.7
___________________

(a)	All of the interest related to our Revolving Credit Facility was capitalized for the three and nine months ended September 30, 2019.

(b)
Represents charges related to currency fluctuations on tax assets and liabilities and on long-term monetary assets associated with our capital expansion, as well as significant currency devaluations. The remeasurement charges are included within "Cost of sales" in our condensed consolidated statement of operations but are excluded from our calculation of Adjusted EBITDA because of: i.) their nature as income tax related; ii.) their association with long-term capital projects which will not be operational until future periods; or iii.) the severity of the devaluations and their immediate impact on our operations in the country.

(c)
We continually perform strategic reviews and assess the return on our business. This sometimes results in management changes or in a plan to restructure the operations of our business. As part of these restructuring plans, demolition costs and write-downs of long-lived assets may occur.

(d)
Our non-operating pension expense/(benefit) and settlement charges are defined as those costs/(benefits) related to interest, expected return on plan assets, amortized actuarial gains and losses and the impacts of any plan curtailments or settlements. These are excluded from our segments results and are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and we consider these costs to be outside our operational performance. We continue to include the service cost and amortization of prior service cost in our Adjusted EBITDA results noted above. These elements reflect the current year operating costs to our businesses for the employment benefits provided to active employees.

(e)	Represents legal, professional, transaction related fees and other separation related activity.

Three Months Ended September 30, 2019 vs. 2018
Revenue
Revenue of $97.7 million decreased by approximately 13% or $14.3 million versus the prior-year quarter, primarily driven by unfavorable pricing of lithium hydroxide and lithium carbonate and lower sales volumes of lithium carbonate, partially offset by higher lithium hydroxide sales volumes.
Gross margin
Gross margin of $28.3 million decreased by $21.2 million, or approximately 43%, versus the prior-year quarter. The decrease in gross margin was primarily driven by unfavorable customer mix, lower sales volumes of lithium carbonate, higher lithium carbonate cost due to third party purchases and higher remeasurement losses in Argentina impacted by the August 2019 currency devaluation and balance sheet exposures for tax and capital expansion related activities. See the Argentina Remeasurement Impacts discussion in the Overview section of this Management Discussion and Analysis for additional discussion.
Selling, general and administrative expenses
Selling, general and administrative expenses of $10.2 million increased by $5.5 million, or 117%. The increase in selling, general and administrative was primarily due to incremental stand-alone company costs which were charges for corporate allocations in the prior-year quarter and costs incurred under the TSA subsequent to the Separation Date.
Corporate allocations
There were no corporate allocations for the three months ended September 30, 2019, compared to $5.6 million for the prior year quarter because expenses are not allocated to Livent from FMC subsequent to the Separation Date and costs incurred under the TSA subsequent to the Separation Date are direct charges to our condensed combined statements of operations.
Restructuring and other charges
Restructuring and other charges increased approximately $0.5 million compared to the prior-year quarter. Current-year quarter costs include IPO securities litigation charges that were not incurred in the prior-year quarter. See Note 15 to our condensed consolidated financial statements of this Form 10-Q for details. Prior-year quarter costs were primarily comprised of demolition and exit charges and miscellaneous restructuring efforts of $0.3 million related to our operations at the manufacturing site located in Bessemer City, North Carolina. Additionally, there were other charges of $0.1 million related to environmental remediation activities in both periods.
Income tax (benefit)/expense
Income tax (benefit)/expense of $(4.2) million decreased $10.1 million compared to the prior-year quarter due primarily to a reduction in income before income taxes, and the tax impacts associated with fluctuations in foreign currency remeasurement in Argentina. Refer to Note 9 for further information.
Net income
Net income of $18.0 million decreased approximately 40%, or $12.0 million from $30.0 million in the prior year quarter primarily due to unfavorable customer mix and pricing, higher lithium carbonate cost due to third party purchases, the tax impacts associated with fluctuations in foreign currency remeasurements and higher remeasurement losses in Argentina impacted by the August 2019 currency devaluation and balance sheet exposures for tax and capital expansion related activities. See the Argentina Remeasurement Impacts discussion in the Overview section of this Management Discussion and Analysis for additional discussion.

Nine Months Ended September 30, 2019 vs. 2018
Revenue
Revenue of $310.0 million decreased by approximately 3.9% or $12.7 million versus the prior-year period, primarily driven by unfavorable pricing of lithium hydroxide and lithium carbonate and lower sales volumes of lithium carbonate, partially offset by higher lithium hydroxide sales volumes.
Gross margin
Gross margin of $94.8 million decreased by $60.7 million, or approximately 39.0%, versus the prior-year period. The decrease in gross margin was primarily driven by unfavorable customer mix, lower sales volumes of lithium carbonate, higher lithium carbonate cost due to third party purchases, higher VAT due to increased exports from China and higher remeasurement losses in Argentina impacted by the August 2019 currency devaluation and balance sheet exposures for tax and capital expansion related activities. See the Argentina Remeasurement Impacts discussion in the Overview section of this Management Discussion and Analysis for additional discussion.
Selling, general and administrative expenses
Selling, general and administrative expenses of $29.2 million increased by $16.5 million, or 129.9%. The increase in selling, general and administrative was primarily due to costs incurred under the TSA subsequent to the Separation Date and incremental stand-alone company costs which were charges for corporate allocations in the prior-year period.
Corporate allocations
There were no corporate allocations for the nine months ended September 30, 2019, compared to $15.7 million for the prior-year period because expenses are not allocated to Livent from FMC subsequent to the Separation Date and costs incurred under the TSA subsequent to the Separation Date are direct charges to our condensed combined statements of operations.
Restructuring and other charges
Restructuring and other charges increased approximately 77.8% or $2.1 million compared to the prior-year period. Current-year period costs include $3.5 million of severance-related costs including stock-based compensation expense of $1.2 million for accelerated vesting of stock awards pursuant to corporate management changes and IPO securities litigation costs not incurred in the prior year period. See Note 15 to our condensed consolidated financial statements of this Form 10-Q for details. Prior-year period costs were primarily comprised of asset write-downs and miscellaneous restructuring efforts of $2.7 million related to our operations at the manufacturing site located in Bessemer City, North Carolina. Additionally, there were other charges of $0.3 million related to environmental remediation activities in both periods.
Separation-related costs
Separation-related costs of $5.4 million increased 55.6% or $3.0 million compared to the prior-year period. The increase primarily consists of legal and professional fees and other Separation related activities, including information technology infrastructure and software costs incurred by Livent as a standalone entity in preparation for the termination of the TSA. Because the Separation occurred on October 15, 2018, the prior-year period included three months of Separation related activities as compared two nine months in the current-year period.
Non-operating pension benefit and settlement charges
We have no non-operating pension benefit and settlement charges as a stand-alone entity subsequent to the Separation Date. Non-operating pension benefit and settlement charges of $(0.2) million were allocated to us from FMC in the prior-year period.
Income tax expense
Income tax expense of $2.5 million decreased $16.6 million compared to the prior-year period due primarily to a reduction in income before income taxes, and the tax impacts associated with fluctuations in foreign currency remeasurement in Argentina. Refer to Note 9 for further information.
Net income
Net income of $50.4 million decreased approximately 49.7%, or $49.8 million from $100.2 million in the prior year period primarily due to unfavorable customer mix and pricing, higher lithium carbonate cost due to third party purchases, higher VAT due to increased exports from China, the tax impacts associated with fluctuations in foreign currency remeasurements and higher remeasurement losses in Argentina impacted by the August 2019 currency devaluation and balance sheet exposures for tax and capital expansion related activities. See the Argentina Remeasurement Impacts discussion in the Overview section of this Management Discussion and Analysis for additional discussion.

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
Cash and cash equivalents at September 30, 2019 and December 31, 2018, were $23.3 million and $28.3 million, respectively. Of the cash and cash equivalents balance at September 30, 2019, $20.9 million were held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments.We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal or remittance. We have concluded the Tax Act has not altered our assertion of identifying reinvested earnings. See Note 9, Part II, Item 8 of our 2018 Annual Report on Form 10-K for more information.
We had $90.1 million and $34.0 million debt outstanding as of September 30, 2019 and December 31, 2018, respectively. On September 28, 2018, we and one of our subsidiaries entered into a credit agreement which provides for a $400 million senior secured revolving credit facility, $50 million of which is available for the issuance of letters of credit, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to $600 million. As of September 30, 2019, available funds under this facility were $299.6 million. As of September 30, 2019, we were in compliance with all requirements of the covenants of the credit agreement. See Note 10, Part II, Item 8 of our 2018 Annual Report on Form 10-K for more information.
Statement of Cash Flows
Cash provided by operating activities was $64.9 million and $62.5 million for the nine months ended September 30, 2019 and 2018, respectively.
The increase in cash provided by operating activities is primarily driven by the impact of $76.5 million of improved collections of our accounts receivable, largely offset by a decrease in net income of $49.8 million, an increase in cash paid for income taxes of approximately $10 million, increased cash paid for corporate restructuring and separation-related costs of $5.5 million and the impact of increased inventory levels of approximately $4 million.
Cash required by investing activities was $(125.4) million and $(47.0) million for the nine months ended September 30, 2019 and 2018, respectively.
The change in cash required by investing activities is primarily due to our investments in production capacity of lithium carbonate and hydroxide resulting in increased capital expenditures.
Cash provided/(used) by financing activities was $55.9 million and $(3.1) million for the nine months ended September 30, 2019 and 2018, respectively.
For the nine months ended September 30, 2019, net cash proceeds for financing activities was provided by net draws on our Revolving Credit Facility. As FMC managed our cash and financing arrangements during the nine months ended September 30, 2018 all excess cash generated through earnings were deemed remitted to FMC and all sources of cash were deemed funded by FMC.

Other potential liquidity needs
Our cash needs for 2019 include operating cash requirements, capital expenditures and costs associated with being a stand-alone, public company. We plan to meet our liquidity needs through available cash, cash generated from operations, and borrowings under the committed Revolving Credit Facility. At September 30, 2019 our remaining borrowing capacity under our Revolving Credit Facility was $299.6 million, including letters of credit utilization.
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
Contractual Commitments
Information related to our contractual commitments at December 31, 2018 can be found in a table included within Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations within our 2018 Annual Report on Form 10-K. In September 2019, we increased our raw materials purchase obligations by approximately $21 million throughout the fourth quarter of 2019. There have been no other significant changes to our contractual commitments during the period ended September 30, 2019.
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
At September 30, 2019, our cash flow hedge derivative instruments outstanding were a net asset of $0.4 million. Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10% change in the foreign currency exchange rates from their levels at September 30, 2019 and December 31, 2018, with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net Liability Position on Consolidated Balance Sheets	Net Liability Position with 10% Strengthening	Net Asset Position with 10% Weakening
Net asset/(liability) position as of September 30, 2019	$0.4	$(1.0)	$1.4
Net asset/(liability) position at December 31, 2018	$(1.3)	$(8.1)	$4.3
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of September 30, 2019, we had no interest rate swap agreements.
Our debt portfolio at September 30, 2019 is composed solely of variable-rate debt; consisting of borrowings under our Revolving Credit Facility. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at September 30, 2019, a one percentage point increase or decrease in interest rates would have increased or decreased, respectively, gross interest expense by $0.2 million for the nine months ended September 30, 2019.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2019, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

IPO Securities Litigation
Beginning on May 13, 2019, purported stockholders of the Company filed putative class action complaints in the Pennsylvania Court of Common Pleas, Philadelphia County, and in the U.S. District Court for the Eastern District of Pennsylvania, in connection with the Company’s October 2018 IPO. On August 20, 2019, the actions then pending in federal court were consolidated under the caption, Nikolov v. Livent Corp., et al., No. 19-cv-02218. In an order entered on September 23, 2019, the actions then pending in state court were consolidated under the caption, In re Livent Corporation Securities Litigation, No. 2019-0501229. The operative complaints in both actions assert claims against the Company and certain of its current and former executives and directors. The complaints also name as defendants the underwriters in the IPO and FMC Corporation, whom the Company is generally obligated to indemnify. The complaints allege generally that the offering documents for the IPO failed to adequately disclose certain information related to Livent’s business and prospects, in purported violation of Sections 11, 12(a)(2), and 15 of the Securities Act. The complaints seek unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Livent common stock pursuant and/or traceable to the IPO offering documents. On October 11, 2019, defendants filed preliminary objections in the state court seeking to dismiss that action in its entirety. Defendants have until November 18, 2019, to move to dismiss the federal action. At this point, a range of reasonably possible losses, if any, cannot be estimated by the Company.
ITEM 1A.    RISK FACTORS
In addition to the updated risk factor below and other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our 2018 Annual Report on Form 10-K and Part II, Item 1A of our Q1 2019 and Q2 2019 Form 10-Qs, all of which are available at www.sec.gov and on our website at www.livent.com. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or future results.
Operational Risks:
Our lithium extraction and production operations in Argentina expose us to specific political, financial and operational risks.
We obtain the substantial majority of our lithium from our operations in Argentina.  In addition to the risks set forth under the heading “Our lithium extraction and production operations in Argentina expose us to specific political, financial and operational risks” in our 2018 Annual Report on Form 10-K, our Q1 2019 Form 10-Q, and our Q2 2019 Form 10-Q, our operations in Argentina expose us to the following risk, and the occurrence of this risk could have a material adverse effect on our business, financial condition or results of operations:

•
Risks associated with foreign exchange controls and restrictions. On September 1, 2019, the Argentina Government reinstated certain foreign exchange restrictions that are to remain in place until December 31, 2019. The restrictions that may impact our Argentina operations relate to: (i) a requirement that Argentinian exporters repatriate proceeds allocated or earned abroad and convert them into Argentinian pesos within a specified time-frame; and (ii) limitations on the payment of dividends and payment for services performed by related parties, which would now require prior written authorization from the Argentinian Central Bank. There can be no assurance that these foreign exchange restrictions will not be extended beyond December 31, 2019, and/or modified to be even more restrictive.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Shares
A summary of our repurchases of Livent's common stock for the three months ended September 30, 2019 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Programs (2)
July 1 through July 31, 2019	406	$6.74	$—	$—
August 1 through August 31, 2019	226	$5.99	—	—
September 1 through September 30, 2019	3,821	$7.47	—	—
Total Q3 2019	4,453	$7.32	$—	$—

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
Date: November 6, 2019