Form 10-K
period 2019-12-31
Livent Corp.
filed 2020-02-28
CIK 1742924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-K
_______________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______
Commission File Number 001-38694
__________________________________________________________________________
LIVENT CORPORATION
(Exact name of registrant as specified in its charter)
__________________________________________________________________________

Delaware	82-4699376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 Walnut Street Philadelphia, Pennsylvania	19104
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 215-299-6000
__________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	LTHM	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2019, the last day of the registrant’s second fiscal quarter was $1,002,722,733. The market value of voting stock held by non-affiliates excludes the value of those shares held by executive officers and directors of the registrant.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date

Class	December 31, 2019
Common Stock, par value $0.001 per share	145,981,684

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2020 Annual Meeting of Stockholders	Part III

Livent Corporation
2019 Form 10-K

Glossary of Terms
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

AOCI	Accumulated other comprehensive income
ARO	Asset retirement obligation
ASC	Accounting Standards Codification, under U.S. GAAP
ASU	Accounting Standards Update, under U.S. GAAP
BEAT	Base erosion and anti-abuse tax
Brexit	The withdrawal of the United Kingdom from the European Union
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Distribution	On March 1, 2019, FMC made a tax-free distribution to its stockholders of all its remaining interest in Livent Corporation
Exchange Act	Securities and Exchange Act of 1934
EV	Electric vehicle
FASB	Financial Accounting Standards Board
FDII	Foreign-derived intangible income
FMC	FMC Corporation
FMC Plan	FMC Corporation Incentive Compensation and Stock Plan
GDP	Gross domestic product
GILTI	Global intangible low-taxed income
IPO	Initial public offering
kMT	Thousand metric tons
LCE	Lithium carbonate equivalent
Livent NQSP	Livent Nonqualified Savings Plan
Livent Plan	Livent Corporation Incentive Compensation and Stock Plan
MdA	Minera del Altiplano SA, our local operating subsidiary in Argentina
MT	Metric ton
NPI	Net parent investment
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OM&M	Operation, maintenance and monitoring of site environmental remediation
Prospectus	The final Prospectus included in our Registration on Form S-1 originally filed with the SEC on October 12, 2018
RCRA	Resource Conservation and Recovery Act
REACH	Registration, Evaluation, Authorization and Restriction of Chemicals
REMSA	Recursos Energeticos y Mineros Salta, S.A., local natural-gas sub-distributor in Argentina
Revolving Credit Facility	Livent's $400 million senior secured revolving credit facility
ROU Asset	Right-of-use asset
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
Separation Date	On October 15, 2019, Livent Corporation completed the IPO and sold 20 million shares of Livent common stock to the public at a price of $17.00 per share
Tax Act	Tax Cuts and Jobs Act
TMA	Tax Matters Agreement
TSA	Transaction Services Agreement
U.S. GAAP	United States Generally Accepted Accounting Principles
VAT	Value-added tax

PART I

ITEM 1.	BUSINESS
Livent Corporation was formed and incorporated by FMC Corporation as FMC Lithium USA Holding Corp. in the State of Delaware on February 27, 2018, and was subsequently renamed Livent Corporation ("Livent"). Livent's principal executive offices are located at 2929 Walnut Street, Philadelphia, Pennsylvania, 19104. Throughout this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, “Livent”, the "Company", “we,” “us,” or “our” means Livent Corporation and its consolidated subsidiaries and their predecessors after giving effect to the transactions described under “The Separation" and "The Distribution" below, and references to “FMC” refer to FMC Corporation and its consolidated subsidiaries. Unless the context requires otherwise, statements relating to our history throughout this Annual Report on Form 10-K describe the history of FMC’s lithium segment. Copies of the annual, quarterly and current reports we file with the Securities and Exchange Commission (“SEC”), and any amendments to those reports, are available on our website at www.livent.com as soon as practicable after we furnish such materials to the SEC.
The Separation and Distribution
On March 31, 2017, FMC publicly announced a plan to separate Livent into a publicly traded company (the “Separation”). Prior to the completion of the initial public offering ("IPO") on October 15, 2018 (the "Separation Date"), we were a wholly owned subsidiary of FMC, and all of our outstanding shares of common stock were owned by FMC. Following a series of restructuring steps, on October 1, 2018, prior to the IPO of Livent common stock, FMC transferred to us substantially all of the assets and liabilities of its lithium business (the “Lithium Business”). In exchange, we issued to FMC 123 million shares of our common stock.
In connection with the Separation and completion of the IPO, we entered into certain agreements with FMC that govern various relationships between the parties. These agreements include a separation and distribution agreement, a transition services agreement, a shareholders’ agreement, a tax matters agreement, a registration rights agreement, an employee matters agreement and a trademark license agreement.
On March 1, 2019, FMC completed the spin-off distribution of 123 million shares of common stock of Livent as a pro rata dividend on shares of FMC common stock outstanding at the close of business on the record date of February 25, 2019 (the “Distribution”). Effective upon completion of the Distribution, we became an independent company and FMC no longer owns any shares of Livent common stock.
General
We are a pure-play, fully integrated lithium company, with a long, proven history of producing performance lithium compounds. Our primary products, namely battery-grade lithium hydroxide, lithium carbonate, butyllithium and high purity lithium metal are critical inputs used in various performance applications. Our strategy is to focus on supplying high performance lithium compounds to the fast- growing electric vehicle ("EV") battery market, while continuing to maintain our position as a leading global producer of butyllithium and high purity lithium metal. With extensive global capabilities, over 60 years of continuous production experience, applications and technical expertise and deep customer relationships, we believe we are well positioned to capitalize on the accelerating trend of vehicle electrification.

We produce lithium compounds for use in applications that have specific performance requirements, including battery-grade lithium hydroxide for use in high performance lithium-ion batteries. We believe the demand for our compounds will continue to grow as the electrification of transportation accelerates, and as the use of high nickel content cathode materials increases in the next generation of battery technology products. We also supply butyllithium, which is used in the production of polymers and pharmaceutical products, as well as a range of specialty lithium compounds including high purity lithium metal, which is used in the production of lightweight materials for aerospace applications and non-rechargeable batteries. It is in these applications that we have established a differentiated position in the market through our ability to consistently produce and deliver performance lithium compounds.
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
Expand our Production Capacities
We intend to expand our lithium hydroxide capacity at multiple locations in order to meet customer demands globally, as our customers expand their own production networks around the globe. To support our lithium hydroxide expansion and reduce our need to procure lithium carbonate from third party suppliers, we started a project to expand annual lithium carbonate production at our existing operations in Argentina in addition to seeking alternative lithium resources.
We will continue to evaluate our butyllithium capacity regionally and add capacity as our demand continues to increase. For high purity lithium metal, we are evaluating expansion opportunities to align with the potential increase in demand for lithium metal as our customers develop next generation battery technologies.
The timing and scope of our capacity expansion plans will be determined by market conditions, capital considerations, and anticipated customer commitments, among other factors. Based on current lithium market trends, we have slowed the pace of our carbonate expansion in Argentina resulting in the delay of phase 1 completion to the middle of 2021 and will be pausing our current lithium hydroxide expansion project to align its completion with that of phase 1 in Argentina.
Diversify our Sources of Supply
We continue to pursue additional sources of lithium products, which may include further expansion in Argentina, acquisition and development of new resources, entering into long-term supply agreements with other producers or some combination thereof. We will continually assess new resources that offer the potential to provide alternative sources of lithium products and will look to invest in developing such resources where it makes sense to do so.
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

Business Overview
As a result of our focus on supplying performance lithium compounds for use in the rapidly growing EV market, we expect the shares of lithium hydroxide, lithium-based batteries and Asia as percentages of our total revenue by product, application and geography, respectively, to increase. We intend to maintain our leadership positions in other high performance markets such as greases and polymers.
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
As a vertically integrated producer, we benefit from operating one of the lowest cost lithium mineral deposits in the world. We have been extracting lithium brine at our operations at the Salar del Hombre Muerto in Argentina for more than 20 years, and have been producing lithium compounds for over 60 years. Our operational history provides us with a deep understanding of the process to extract lithium compounds from brine safely and sustainably. We have developed proprietary process knowledge that enables us to produce high quality, low impurity lithium carbonate and lithium chloride. We source the majority of our base lithium compounds for use in the production of performance lithium compounds from these low cost operations in Argentina. Our operations in Argentina are expandable, giving us the ability to increase our lithium carbonate and lithium chloride production to meet increasing demand. We also have the operational flexibility to procure lithium carbonate from third party suppliers, which we do from time to time and expect to do in 2020. This strategy allows us to manage our production requirements as well as to produce more end products for customers than we would have the ability to do with lithium carbonate derived solely from our internal sources of supply.
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
Capacity and Production
The chart below presents a breakdown of our capacity and production by product type and category presented in product basis metric tons ("MT") for the years ended December 31, 2019, 2018 and 2017:

Product Category	Product	2019		2018		2017
		Capacity	Production	Capacity	Production	Capacity	Production
Performance Lithium	Lithium Hydroxide	25,000	21,348	18,500	15,936	18,500	13,057
	Butyllithium	3,265	2,437	3,265	2,389	3,265	2,218
	High Purity Lithium Metal (1)	250	167	250	140	250	101
Base Lithium	Lithium Carbonate (2)	18,000	16,785	18,000	17,238	16,000	15,153
	Lithium Chloride (2)	9,000	4,284	9,000	5,005	9,000	4,501
____________________

(1)	Excludes other specialty product capacities and production.

(2)
Represents theoretical capacity for lithium carbonate and lithium chloride. Actual combined production of both products is lower and limited by the total capacity of lithium brine production. Lithium brine production was approximately 20,000 MT on a lithium carbonate equivalent ("LCE") basis for 2019, approximately 21,000 MT for 2018 and approximately 18,000 MT for 2017, resulting in the total production shown in the chart.

The charts below detail our 2019 revenues by product, application and geography.

____________________

(1)	Company internal estimates

Products and Markets
Our performance lithium compounds are frequently produced to meet specific customer application and performance requirements. We have developed our capabilities in producing performance lithium compounds through decades of interaction with our customers, and our products are key inputs into their production processes. Our customer relationships provide us with first-hand insight into our customers’ production objectives and future needs in terms of products and specifications, which we in turn use to further develop our products.
Other specialties include lithium phosphate, pharmaceutical-grade lithium carbonate, high purity lithium chloride and specialty organics. In addition to performance lithium compounds, we also produce lithium carbonate and lithium chloride, both of which we largely consume as feedstock in the process of producing our performance lithium compounds.
Competition and Industry Overview
We sell our performance lithium compounds worldwide. Most markets for lithium compounds are global, with significant growth occurring in Asia, driven primarily by the development and manufacture of lithium-ion batteries. The market for lithium compounds also faces some barriers to entry, including access to an adequate and stable supply of lithium, technical expertise and development lead time. According to Roskill's 2018 estimates, we are one of the five largest producers, including SQM, Albemarle, Sichuan Tianqi and Jiangxi Ganfeng Lithium, that accounted for approximately 69% of the global refined lithium production as measured by lithium carbonate equivalent ("LCE"). We expect capacity to be added by new and existing producers over time. We believe our lithium brines in Salar del Hombre Muerto, Argentina, considered by the industry to be one of the lowest cost sources of lithium, provide us with a distinct competitive advantage against these current or future entrants.
We compete by providing advanced technology, high product quality, reliability, quality customer and technical service, and by operating in a cost-efficient manner and prioritizing safety and sustainability. We believe we are a leading provider of battery-grade lithium hydroxide in EV battery applications and in performance grease applications and benefit from low production costs and a history of efficient capital deployment. We also believe we are one of only two global suppliers of butyllithium. According to Roskill, we are one of the two largest producers of downstream lithium chemicals outside of China. Our primary competitor for performance lithium compounds is Albemarle Corporation. We are the only fully integrated producer of high purity lithium metal in the Western Hemisphere and enjoy competitive advantages from our vertically integrated manufacturing approach and low production costs. Our primary competitors within the lithium metal product category include Jiangxi Ganfeng Lithium and other Chinese producers.
Growth
According to Bloomberg New Energy Finance's May 2019 EV Outlook, EV (battery electric and plug-in hybrid) sales are expected to exceed 56.2 million units in 2040, representing a penetration rate of 57% of all vehicles sold. Automotive OEMs have announced plans to introduce longer-range EV models using higher energy density batteries and are increasingly doing so by moving to high nickel content cathode materials. According to Bloomberg New Energy Finance’s January 2020 report, the average range for battery electric vehicles rose from 112km (~70 miles) for models launched in 2011 to 294km (~183 miles) for models launched in 2019. The average range for upcoming battery electric vehicle models launching in 2020 is even higher at 379km (~235 miles). The increasing range of EVs has generally been due to the use of larger battery packs, which require more lithium content. Bloomberg also estimates over 95% of all passenger EVs in 2025 to have high (>60%) nickel content cathodes compared to 46% of all passenger EVs in 2018. This shift will increasingly require battery-grade lithium hydroxide in the production of cathode materials.
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

Raw Materials
Lithium
Our primary raw material is lithium, and we obtain the substantial majority of our lithium from our operations in Argentina. We extract lithium from naturally occurring lithium-rich brines located in the Andes Mountains of Argentina, which are believed to be one of the world’s most significant and lowest cost sources of lithium, through a proprietary selective adsorption and solar evaporation process. We process the brine into lithium carbonate at our co-located manufacturing facility in Fénix, Argentina and into lithium chloride at our nearby manufacturing facility in Güemes, Argentina. In 2019, 2018 and 2017, we expanded capacity of lithium carbonate at these facilities through debottlenecking projects.
For the years ended December 31, 2019, 2018 and 2017, our Argentine operations extracted and processed approximately 17 kMT, 17 kMT and 15 kMT of lithium carbonate, respectively, and approximately 4 kMT, 5 kMT and 5 kMT of lithium chloride, respectively. For the years ended December 31, 2019, 2018 and 2017, lithium brine production from both lithium carbonate and lithium chloride, on a lithium carbonate equivalent ("LCE") basis, was approximately 20 kMT, 21 kMT and 18 kMT, respectively.
We also purchase a portion of our lithium carbonate raw materials from other suppliers.

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
We performed initial geological investigations of the Salar del Hombre Muerto in the early 1990s, prior to development of our lithium production facilities. We commenced commercial extraction operations in Salar del Hombre Muerto in 1998. Lithium extract is processed into lithium carbonate at our co-located manufacturing facility in Fénix, Argentina and into lithium chloride at our nearby manufacturing facility in Güemes, Argentina. These facilities were opened in conjunction with the commencement of our extraction operations and are in good working condition. MdA owns these facilities. We use natural gas and diesel to generate electricity, which is the principal source of power at our facilities. From time to time, we experience interruptions in the supply of electricity, but we do not believe these interruptions materially impact our operations.
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
We access our extraction sites and nearby manufacturing facilities by local roadway, which is a suitable transportation alternative. We transport the brine extract from our Fénix facility by truck to our Güemes facility for processing. We then transport the processed lithium carbonate and lithium chloride by truck to ports in Argentina and Chile, where it is shipped by vessel to our manufacturing facilities and customers.
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
MdA is required to pay the Catamarca province an immaterial semi-annual “canon” fee pursuant to the Argentine Mining Code and royalties equal to 3% of the pithead value of the minerals extracted by MdA pursuant to the Argentine Mining Investment Law and Catamarca provincial law. Under an amendment to its long-term agreement with Catamarca entered into on January 25, 2018, and contingent upon the receipt of certain required permits, MdA will instead pay the Catamarca province a monthly contribution and royalty payment. Together, the contribution and royalty amount will equal 2% of sales of products in a given month measured at the higher of MdA’s average invoice price or an average international price for similar products, net of tax. Royalty payments to the province are netted to give effect to any dividends it receives as a result of its ownership stake in MdA. Total payments to the Catamarca province, including "canon" fee, royalties, water trust and CSR payments, would have been approximately $7.6 million, $9.2 million and $6.5 million for the years ended December 31, 2019, 2018 and 2017 had the amendment described above been in effect for all twelve months for such years.

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
Salta province claims that it is entitled to royalties from us for the minerals extracted within the small portion of our concession that falls within the disputed territory, although under Argentine law we cannot be charged duplicate royalties for the same minerals. In addition, the Salta province has granted and may grant mineral concessions in the disputed territory to other parties, although to date Catamarca authorities have not permitted any others to extract lithium from within the boundaries of our concession. We are engaged in judicial proceedings in Argentina with the Salta province. The outcome of these proceedings is not expected to have a material impact on our financial position or results of operations.
In December 2019, the provinces of Catamarca and Salta entered into an agreement to create an interprovincial commission to: evaluate projects and programs for mining activity in the area subject to the border dispute; prepare a technical report to set the border between both provinces; and submit a bill to the Congress on the matter.
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
Energy
Our Argentine operations rely on a steady source of energy. In 2015, we completed construction of a 135 kilometer natural gas pipeline from Pocitos, within the Salta province, to our Fénix facilities at Salar del Hombre Muerto, which eliminated our reliance on natural gas shipments by truck. This pipeline is governed by various agreements between MdA and Recursos Energeticos y Mineros Salta, S.A., or REMSA, a local natural gas sub-distributor, including a subdistribution agreement providing for contracted capacity through 2027. We are in discussions to increase our contracted capacity in advance of our needs for all phases of our expansion plans and may need to invest in additional infrastructure to support this expansion. REMSA or Gasnor S.A., another local natural gas distributor that operates in the northeast of Argentina, have no obligation to provide us the additional capacity on a timely basis or at all. If we cannot obtain such additional capacity, we would need to secure alternative arrangements to meet the increased energy needs of the planned expansion and such alternative arrangements may be less cost effective.
MdA also has a natural gas supply contract with Pluspetrol providing for the supply of natural gas for our Fénix manufacturing facility. This supply agreement expires in April 2020 and is typically renewed on an annual basis. We also have a purchase agreement with YPF SA for the supply of diesel fuel and gasoline to our Fénix and Güemes manufacturing facilities, pursuant to which we submit monthly purchase orders.
Other raw materials
We purchase raw materials and chemical intermediates for use in our production processes, including materials for use in our production of the proprietary adsorbent used to selectively extract lithium from our brine in Argentina, soda ash, or sodium carbonate, for use in our production of lithium carbonate, and lithium metal for our production of butyllithium. In 2019, 2018 and 2017, costs of major raw materials represented 11%, 9% and 11% of our total revenues, respectively. Major raw materials include soda ash, solvents, butyl chloride, hydrochloric acid, quicklime and caustic soda. We generally satisfy our requirements through spot purchases and medium- or long-term contractual relationships. In general, where we have limited sources of raw materials, we have developed contingency plans to minimize the effect of any interruption or reduction in supply, such as sourcing from other suppliers or maintaining safety stocks.
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
Seasonality
Our operations in Argentina are seasonally impacted by weather, including varying evaporation rates and amounts of rainfall during different seasons. These changes impact the concentration in large evaporation ponds and can have an impact on the downstream processes to produce lithium carbonate and lithium chloride. Our operations team continuously measures pond concentrations and models how they will change based on operating decisions. Our processes use proprietary and traditional technologies to minimize the variation of concentrations at the inlet to our plants. In the first quarter of 2019, there was an abnormally large rain event, resulting in an approximate 1,000 MT reduction in lithium carbonate production in 2019.
Argentine Law and Regulation
We are subject to various regulatory requirements in Argentina under the Argentine Mining Code, the Argentine Mining Investment Law and certain federal and provincial regulations, including with respect to environmental compliance. In addition, the relationship between us, MdA and the Catamarca provincial government is regulated through a contractual framework.
The Argentine Mining Code, which sets forth the rights and obligations of both mining companies and their workers, is the principal regulatory framework under which we conduct our operations in Argentina. The Argentine Mining Code provides for the terms under which the provinces regulate and administer the granting of mining rights to third parties.
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
In addition to the Argentine Mining Code, we are also subject to the Argentine Mining Investment Law. The Argentine Mining Investment Law offers specific financial incentives to mining investors, including a 30 year term fiscal stability of national, provincial and municipal tax rates; a deduction from income tax for prospecting, exploration and feasibility study expenditures; a refund of Value Added Tax fiscal credits resulting from exploration works; accelerated depreciation of fixed assets; and a 3% cap on royalties payable out of production to the province where the deposit is located. Our 30 year term fiscal stability certificate expires in 2026.
Our fiscal stability rights under the Argentine Mining Investment Law have been challenged by the imposition of certain export taxes on our lithium chloride and carbonate exports that did not exist at the time we obtained our 30 year term fiscal stability certificate. For instance, in 2018, the Federal Government imposed another export duty on lithium carbonate and chloride through Decree No. 793/2018, which is to be in effect until December 31, 2020. Furthermore, in December 2019, after the change of Presidential administration, the Congress passed Law No. 27,541 creating a new legal framework for export duties and establishing a new rate for mining and hydrocarbon exports. However, the Executive Power has not yet exercised its power under the Law No. 27,541 to modify the regime set under Decree No. 793/2018.
Under our 30 year term fiscal stability certificate, we are entitled to reimbursement or set-off (against other federal taxes) of any amount paid in excess of the total federal taxable burden applicable to us under such certificate. Although we are litigating to exercise our fiscal stability rights with respect to the imposition of certain of such export taxes, there can be no assurance that we will seek, or be able to obtain, reimbursement or set-off.
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
Liabilities associated with the investigation and cleanup of hazardous substances and wastes, as well as personal injury, property damages or natural resource damages arising from the release of, or exposure to, such hazardous substances and wastes, may be imposed in many situations without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally. Such liabilities may be imposed on entities that formerly owned or operated the property affected by the hazardous substances and wastes, entities that arranged for the disposal of the hazardous substances and wastes at the affected property, and entities that currently own or operate such property. Our Bessemer City, North Carolina facility is currently undergoing monitoring and remediation of contamination pursuant to a Resource Conservation and Recovery Act Part B corrective action permit. In addition, we currently have, and may in the future incur, liability as a potentially responsible party with respect to third party locations under CERCLA or state and foreign equivalents, including potential joint and several liability requiring us to pay in excess of our pro rata share of remediation costs.
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
Employees
As of December 31, 2019, we employed approximately 800 people, with approximately 300 people in our domestic operations and 500 people in our foreign operations. We believe we have a good relationship with our employees.
Approximately 190 of our Argentine employees are represented by collective bargaining agreements. To date, we have not faced any material work stoppages. We cannot predict, however, the outcome of future contract negotiations or the effect any future work stoppage may have on our results of operations. We also utilize approximately 50 independent contractors in our facility in Patancheru, India pursuant to a manufacturing services agreement that expires in 2022.

ITEM 1A.	RISK FACTORS

Among the factors that could have an impact on our ability to achieve operating results and meet our other goals are:
Growth Strategy and Market Risks:
Our growth depends upon the continued growth in demand for electric vehicles with high performance lithium compounds.
We are one of a few producers of performance lithium compounds that are a critical input in current and next generation high energy density batteries used in electric vehicle applications. Our growth is dependent upon the continued adoption by consumers of electric vehicles. If the market for electric vehicles does not develop as we expect, or develops more slowly than we expect, our business, prospects, financial condition and results of operations will be affected. The market for electric vehicles is relatively new, rapidly evolving, and could be affected by numerous external factors, such as:

•	government regulations and automakers' responses to those regulations;

•	tax and economic incentives;

•	rates of consumer adoption, which is driven in part by perceptions about electric vehicle features (including range per charge), quality, safety, performance, cost and charging infrastructure;

•	competition, including from other types of alternative fuel vehicles, plug-in hybrid electric vehicles, and high fuel-economy internal combustion engine vehicles; and

•	volatility in the cost of battery materials, oil and gasoline;

•	rates of customer adoption of higher performance lithium compounds; and

•	rates of development and adoption of next generation high nickel battery technologies.
Lithium prices can be volatile, especially due to changes in supply.
The prices of lithium have been, and may continue to be, volatile. We seek to manage volatility through the sale of performance lithium compounds and by entering into long term contracts with our customers across a range of applications, geographies and industries; however, such efforts may not be successful. Since late 2018, we have experienced significant pricing pressures, which we attribute to the oversupply of lithium compounds in the worldwide lithium industry, and we expect such pricing pressures to continue throughout 2020. We expect that prices for the performance lithium compounds we manufacture will continue to be influenced by various factors, including regional and global demand-supply balance as well as the business strategies of major producers. Some of the major producers (including us) have increased production, which increases overall global supply and can drive down prices. Certain market analysts predict a significant increase in global lithium capacity over the short and medium term. However, there is a high degree of uncertainty about the ability of our current and potential competitors to develop new lithium production capacity expansion projects given the substantial capital costs involved in such projects, the potential need for third party financing which may not be available, and the time and uncertainty involved in achieving product qualities at a level that will be qualified by customers. Further declines in lithium prices could have a material adverse effect on our business, financial condition and results of operations.
Adverse conditions in the economy and volatility and disruption of financial markets can negatively impact our customers, and downturns in our customers’ end-markets could adversely affect our sales and profitability.
We produce performance lithium compounds for application in a diverse range of end-products, including electric vehicle batteries and for a wide variety of industrial, pharmaceutical, aerospace, electronic, agricultural and polymer applications. Deterioration in the global economy or in the specific industries in which our customers compete could adversely affect the demand for our customers’ products, which, in turn, could negatively affect our sales and profitability. Many of our customers’ end-markets are cyclical in nature or are subject to secular downturns. Historically, cyclical or secular end-market downturns have resulted in diminished demand for our performance lithium compounds and have caused a decline in average selling prices, and we may experience similar problems in the future.
We face competition in our business.
We compete globally against a number of other lithium producers. Competition is based on several key criteria, including technological capabilities, service, product performance and quality, cost and price. Some of our competitors are larger than we are and may have greater financial resources. These competitors may also be able to maintain greater operating and financial flexibility. If we fail to compete effectively, we may be unable to retain or expand our market share, which could have a material adverse effect on our business, results of operations and financial condition.
Our operating results are subject to substantial quarterly and annual fluctuations.
Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

•changes in our product mix or customer mix;

•the oversupply of lithium compounds in the global lithium industry;

•the timing of receipt, reduction or cancellation of significant product orders by customers;

•the timing, duration and pricing terms of new customer contracts and renewals;

•	our ability to adapt to changes in technology trends affecting the lithium industry, including new manufacturing processes;

•fluctuations in currency exchange and interest rates;

•the effects of competitive pricing pressures, including decreases in average selling prices of our products; and

•
the extent to which we are required to purchase third party lithium carbonate to supplement our internally produced lithium carbonate from our company-owned mineral deposits in Argentina, as purchasing from third parties leads to higher production costs and reduced margins.

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
In order to meet growing and forecasted demands for our performance lithium compounds, particularly lithium hydroxide, we intend to expand our lithium hydroxide capacity in order to meet customer demands globally, as our customers expand their own production networks around the globe. To support our lithium hydroxide expansion, we started a project to expand annual lithium carbonate production at our existing operations in Argentina in addition to seeking alternative lithium resources. Our expansion projects are complex undertakings, and there can be no assurance that we will be able to complete these projects within our projected budget and schedule or that we will be able to achieve the anticipated benefits from them. Unforeseen technical or construction difficulties, regulatory requirements, labor or civil/political unrest, community relations or logistical issues, or local hiring and procurement policies and requirements (discussed further under the below risk factor “Our lithium extraction and production operations in Argentina expose us to specific political, financial and operational risks”) could increase the cost of these projects, delay the projects or render them infeasible. Any significant delay in the completion of the projects or increased costs could have an adverse effect on our business, financial condition and results of operations.
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

We may have difficulty accessing global capital and credit markets.
We expect to rely on cash generated from operations and external financing to fund our growth and ongoing capital needs. The expansion of our business or other business opportunities may require significant amounts of working capital. While we believe that our cash from operations, together with borrowing availability under our Revolving Credit Facility and other potential working capital financing strategies that may be available to us, will be sufficient to meet these needs in the foreseeable future, if we need additional external financing, our access to credit markets and the pricing of our capital will be dependent upon maintaining sufficiently strong credit metrics and the state of the capital markets generally. There can be no assurances that we would be able to obtain equity or debt financing on terms we deem acceptable, and it is possible that the cost of any financings could increase significantly, thereby increasing our expenses and decreasing our net income. If we are unable to generate sufficient cash flow or raise adequate external financing, including as a result of significant disruptions in the global credit markets, we could be forced to restrict our operations and growth opportunities, which could adversely affect our operating results.
We expect recent market factors, including industry oversupply conditions and decreased pricing levels, to continue in 2020 as we continue our expansion and we expect our net leverage ratio under our Revolving Credit Facility covenants to increase during the next 12 months from the date of this filing. Compliance with our debt covenants will continue to be determined, in large part, by our ability to manage the timing and amount of our capital expenditures, which is within our control; as well as by our ability to achieve forecasted operating results and to pursue other working capital financing strategies that may be available to us, which is less certain and outside our control. As a result, we have slowed the pace of our carbonate expansion in Argentina resulting in the delay of phase 1 completion to the middle of 2021 and will be pausing our current lithium hydroxide expansion project to align its completion with that of phase 1 in Argentina. We also plan to pursue additional working capital financing strategies, including potential amendments or waivers to our Revolving Credit Facility, among others. Projected 2020 capital expenditures and expenditures related to contract manufacturers are expected to be between $200 million to $230 million but may need to be reduced significantly depending on the timing and success of management’s planned additional working capital financing strategies and future operating results.
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
Future acquisitions could pose numerous risks to our operations, including difficulty integrating the acquired operations, products, technologies or personnel; substantial unanticipated integration costs; diversion of significant management attention and financial resources from our existing operations; a failure to realize the potential cost savings or other financial benefits and/or the strategic benefits of the acquisitions; and the incurrence of liabilities from the acquired businesses for environmental matters, infringement of intellectual property rights or other claims (for which we may not be successful in seeking indemnification). These and other risks relating to acquiring, integrating and operating acquired assets or companies could cause us not to realize the anticipated benefits from such activity and could have a material adverse effect on our business, financial condition and results of operations.
Operational Risks:
We have substantial international operations and sales, and the risks of doing business in foreign countries could adversely affect our business, financial condition and results of operations.
We conduct a substantial portion of our business outside the United States. For the years ended December 31, 2019, 2018 and 2017, approximately 80%, 81% and 77% of our revenues, respectively, were derived from sales outside of the United States. In addition, for the years ended December 31, 2019, 2018 and 2017 approximately 26%, 38% and 44% of our revenues, respectively, were denominated in a currency other than the U.S. Dollar (primarily the Chinese yuan and Euro) and approximately 33%, 26% and 28% of our costs, respectively, were denominated in a currency other than the U.S. Dollar (primarily the Argentine peso,

Chinese yuan and British pound). Accordingly, our business is subject to risks related to foreign exchange as well as risks related to the differing legal, political, social and regulatory requirements and economic conditions of the many jurisdictions where we conduct business.
Changes in exchange rates between foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange losses. Our results of operations may be adversely affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks. Foreign currency debt and foreign exchange forward contracts may be used in countries where we do business, thereby reducing our net asset exposure. Foreign exchange forward contracts are also used to hedge firm and highly anticipated foreign currency cash flows. The Argentine peso has recently declined significantly in value, and we currently do not hedge foreign currency risks associated with the Argentine peso due to the limited availability and high cost of suitable derivative instruments.
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
In particular, one of our key manufacturing facilities is located in the United Kingdom. Following a referendum in June 2016 in which a majority of voters in the United Kingdom approved an exit from the European Union, the United Kingdom initiated the formal process to leave the European Union (often referred to as “Brexit”) which occurred on January 31, 2020. At this stage, it is unclear how Brexit will affect economic conditions in the United Kingdom, the European Union, or globally. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the euro and the British pound. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, as the United Kingdom determines which European Union laws to replace or replicate. While we actively monitor for developments and update our contingency plans, any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, financial condition or results of operations.
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
We obtain the substantial majority of our lithium from our operations in Argentina. Our operations in Argentina expose us to the following risks, and the occurrence of any of these risks could have a material adverse effect on our business, financial condition or results of operations:

•
Political and financial risks that are typical of developing countries. Such risks include: high rates of inflation; risk of expropriation and nationalization or changes in or nullification of concession rights; changes in taxation policies; restrictions on foreign exchange and repatriation; labor unrest; changing political norms and currency controls; and governmental policies and regulations that favor or require us or our contractors and subcontractors to award contracts in, employ citizens of, or purchase supplies from, Argentina and the local provinces where we operate. In addition, changes in mining or investment policies or shifts in political attitude in Argentina concerning mining may adversely affect our operations or profitability. There can be no assurance that the new or future governments of Argentina will not impose greater state control of lithium resources, or take other actions that are adverse to us.

•
Risks associated with changes in tax laws. On December 20, 2019 the Argentine Congress declared an economic emergency and introduced new export duties on hydrocarbon and mining goods, a special tax on foreign exchange transactions, changes to taxes on bank accounts, the Argentine income tax, and internal taxes. The previously approved reduction of the corporate tax rate from 30% to 25% that would have been effective January 1, 2020 has been suspended for a year. The implementing regulations regarding export duties have not yet been published, so the extent of the impact of this new law to our activity in Argentina cannot yet be determined. Under the tax stability certificate we have with the Argentine federal government, we are entitled to reimbursement or set-off (against other federal taxes) of any amount paid in excess of the total federal taxable burden applicable to us under such certificate. However, there can be no assurance that we will seek, or be able to obtain, such reimbursement or set-off.

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

•
Risks of certain natural disasters. Our lithium brines and related production facilities are located in a seismically active region in northwest Argentina. A major earthquake could have adverse consequences for our operations and for general infrastructure, such as roads, rail, and access to goods in Argentina. Our production operations in Argentina could also be subject to significant rain events, as our production processes rely on natural evaporation and a significant rain event could impact our production. In the first quarter of 2019, we experienced a significant rain event in Argentina, which disrupted our supply chain and required that we purchase additional third party lithium carbonate for use in our lithium hydroxide production operations.  If our brine site in Argentina were to suffer another significant rain event, or if any of our operating facilities in Argentina were to suffer an earthquake or other natural disaster, this could have a material adverse effect on our business, financial condition and results of operations.

•
Risks associated with water rights and our access to water. Access to fresh water is essential to our production operations in Argentina; we hold water use rights granted to us by provincial Argentine authorities and will need to secure additional water rights for our planned production expansion. (See Part I, Item 1 Business-Raw Materials-Water section of this Annual Report on Form 10-K). Our operations take place in a dry, mountainous region that has limited access to fresh water and where competition among users for continuing access to water is significant. The governmental authority may seek to suspend or alter our rights or the applicable water rights code may change, each of which may limit our access to fresh water. In addition, our access to water may be impacted by changes in geology, climate change (including the potential effects of climate change such as drought, changes in precipitation patterns, and severe weather events) or other natural factors, such as wells drying up or reductions in the amount of water available in the wells or sources from which we obtain water, that we cannot control. There can be no assurance that we will have access to sufficient quantities of water to support our production operations, either at current capacities or our planned production expansion, in the future.

•
Risks associated with foreign exchange controls and restrictions. On September 1, 2019, the Argentine Government reinstated certain foreign exchange restrictions that will remain in place indefinitely. The restrictions that may impact our Argentina operations relate to: (i) a requirement that Argentinian exporters repatriate proceeds allocated or earned abroad and convert them into Argentinian pesos within a specified time-frame; and (ii) limitations on the payment of dividends and payment for services performed by related parties, which would now generally require prior written authorization from the Argentinian Central Bank. There can be no assurance that these foreign exchange restrictions will not be modified to be even more restrictive. A new Presidential administration took office on December 10, 2019, and there is a risk that the Argentine Foreign Exchange regulations will become even more restrictive.

•
Risks associated with local labor matters. Argentina has experienced labor unrest over wages and benefits paid to workers. In the past, the Argentine government has passed laws, regulations and decrees requiring companies in the private sector to increase salaries or maintain minimum wage levels and provide specified benefits to employees and may do so again in the future. For instance, the national government declared a public labor emergency for one hundred eighty days beginning December 13, 2019. During this period, severance compensation for dismissal without justified cause is doubled (this decree does not apply to any employees hired after December 13, 2019).
Employers have also experienced significant pressure from their employees and labor organizations to increase wages and to provide additional employee benefits. Any disruptions, labor unrest or increased personnel-related expenses in Argentina could have a material and adverse effect on our business and operating expenses.

•
Risks associated with inflation. Inflation is another risk associated with our Argentina operations. Effective July 1, 2018, Argentina was designated as a highly inflationary economy, as it has experienced cumulative inflation of approximately 100 percent or more over a three-year period. As a result of this determination and in accordance with U.S. GAAP, the functional currency of our operations in Argentina was changed from the Argentine peso to the U.S. dollar. Gains and losses resulting from the remeasurement of non-U.S. dollar monetary assets and liabilities of Argentina are recorded in net earnings.

•
Risks associated with Argentina’s economy. Argentina has been facing economic difficulty for the past several years. Since 2015, the Argentine economy has experienced a recession, a political and social crisis, and a significant depreciation of the Argentine peso against major international currencies. Depending on the relative impact of other variables affecting our operations, including technological changes, inflation, gross domestic product (“GDP”) growth, and regulatory changes, the continued depreciation of the Argentine peso could have a material and adverse effect on our business and operating expenses.

•
Risks associated with civil or political unrest in our areas of operations. Civil and political unrest is common in Argentina and we have experienced protests and claims at our facilities in Argentina. Significant civil or political unrest in the areas of our operations could lead to a delay or suspension in operations or our planned expansion project, delay or loss of production, damage to our facilities, or loss of license, and could negatively impact our reputation. A delay or suspension in operations or our expansion, delay or loss of production, damage to our facilities, or negative impact to our reputation could have a material and adverse effect on our business and operating expenses. In addition, we must comply with legal requirements for prior consultation of communities and ethnic groups who are affected by our planned expansion project in Argentina. Notwithstanding our compliance with these requirements, we may be sued by such communities and groups or civil unrest may occur, potentially leading to increased costs, operational delays and other impacts that could have a material and adverse effect on our business and operating expenses.

Our operations and suppliers may be subject to physical and other risks, including natural disasters, epidemics, pandemics, and other catastrophic events beyond our control, which could disrupt production and have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our operations and those of our contract manufacturers are subject to hazards inherent in lithium production and manufacturing and the related storage and transportation of raw materials, products such as butyllithium, and wastes. These potential hazards include explosions, fires, severe weather and natural disasters, including earthquakes, mechanical failure of equipment, unscheduled downtimes, supplier disruptions, labor shortages or other labor difficulties (including widespread labor unrest in Argentina and Chile), information technology systems outages, disruption in our supply chain or manufacturing and distribution operations, transportation interruptions, chemical spills, discharges or releases of toxic or hazardous substances or gases, shipment of contaminated or off-specification product to customers, storage tank leaks, changing regulatory requirements, other environmental risks, or other sudden disruption in business operations beyond our control as a result of events such as acts of sabotage, unilateral government actions, terrorism or war, civil or political unrest, natural disasters, large scale power outages, and public health epidemics. Outbreaks of pandemic diseases, such as coronavirus currently impacting China and other countries, or the fear of such events, have provoked responses, including government-imposed travel restrictions and limits on access to the production facilities of our contract manufacturers. Some of these hazards may cause severe damage to or destruction of property and equipment or personal injury and loss of life and may result in suspension of operations or the shutdown of affected facilities, which could have a material adverse effect on our business, financial condition and results of operations.
There have been a number of industrial plant explosions in China during recent years that have resulted in fatalities. In 2015, there were explosions in the northeastern port city of Tianjin, in 2018, there was an explosion near a chemical plant in Hebei Province, and in March 2019, there was an explosion at the Jiangsu Tianjiayi Chemical Company in the eastern Chinese province of Jiangsu. China is the largest producer and consumer of chemicals in the world, but regulation of, and safety standards within the industry has historically been weak and inconsistent. In light of the blasts, fatalities and property damage, the Chinese government has expanded inspections, implemented a computerized monitoring system to alert the government of potential accidents, shut down facilities and toughened punishments for companies that violate safety standards. Jiangsu, the province where our China butyllithium production facility is located, was the first province to launch a computerized monitoring system at the end of 2019. If any explosion or similar event were to occur at or near any of our facilities or contract manufacturers in China, or if the Chinese government were to impose new regulations limiting or suspending (temporarily or permanently) the operations of our facilities or contract manufacturers in China, this could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, the hazards described above could cause temporary or long-term disruption in the supply of component products from some local and international suppliers, disruption in the transport of our products and significant delays in the shipment of products and the provision of services, or negatively affect customer demand, which could in turn cause the loss of sales and customers, or could otherwise result in significant damages, threats, interruptions, or delays to our business and initiatives. Existing insurance arrangements may not provide protection for all of the costs that may arise from such events. Accordingly, disruption of our operations or the operations of a significant supplier or customer could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We derive a substantial portion of our revenue from a limited number of customers, and the loss of, or a significant reduction in orders from, a large customer could have a material adverse effect on our business and operating results.
In any particular period, a substantial amount of our total revenue could come from a relatively small number of customers. For the year ended December 31, 2019, one customer accounted for approximately 28% of revenue and for the years ended December 31, 2018 and 2017 one customer accounted for approximately 14% of our total revenue. For the years ended December 31, 2019, 2018 and 2017, our ten largest customers accounted in the aggregate for approximately 60%, 53% and 45% of our total revenue, respectively. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If we were to lose any material customer or if any such customer significantly reduced or delayed its orders, such loss, reduction or delay could have a material adverse effect on our business, financial condition and results of operations.
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
We warrant to our customers that our products conform to mutually agreed product specifications. If a product fails to meet warranted quality specifications, a customer could seek a replacement, the refund of the purchase price or damages for costs incurred as a result of the product failing to meet the specification. In addition, because many of our products are integrated into our customers’ products, such as lithium-ion batteries in EVs, we may be requested to participate in or fund, in whole or in part the costs of, a product recall conducted by a customer.
In addition, we utilize third parties to produce or further process a portion of our performance lithium compounds. We endeavor to contract with third-party manufacturers that we believe are able to meet our delivery schedule and other requirements.

Nevertheless, we may not be able to monitor the performance of these third parties as directly and efficiently as we do our own production facilities. As a result, we are exposed to the risk that our third-party providers may fail to perform their contractual obligations or may fail to meet the quality or other requirements of our customers, which may in turn adversely affect our business, financial condition and results of operations.
As with all quality control systems, any failure or deterioration of our quality control systems or that of our third-party contract manufacturers could result in defects in our projects or products, which in turn may subject us to contractual, product liability and other claims. Any such claims, regardless of whether they are ultimately successful, could cause us to incur significant costs, harm our business reputation and result in significant disruption to our operations. Furthermore, if any such claims were ultimately successful, we could be required to pay substantial monetary damages or penalties, which could have a material adverse effect on our reputation, business, financial condition and results of operations.
Fluctuations in the price of energy and certain raw materials, and our inability to obtain raw materials and products under contract sourcing arrangements, could have an adverse effect on the margins of our products, our business, financial condition and our results of operations.
The long-term profitability of our operations will be, in part, related to our ability to continue to economically and reliably obtain resources, including energy, raw materials, and finished products. Our raw material and energy costs can be volatile and may increase significantly. We enter into long-term contracts for most of our products and these contracts are often at fixed or formula-based prices or otherwise do not permit us to pass on increased costs in sale prices immediately or at all. To the extent we are unable to obtain such resources or to pass on increases in the prices of energy and raw materials to our customers, our financial condition and results of operations could be materially adversely affected. In addition, we source a significant portion of our intermediate and finished products through contract manufacturing arrangements. An inability to obtain these products or execute under these arrangements would adversely impact our ability to sell products and could have an adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2019, we had approximately 800 employees. A large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Argentina, approximately 190, are represented by a union that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. In prior years, we have had to negotiate wage increases for our employees with the union because of inflation in Argentina and will be expected to do so in the future. A strike, work stoppage, slowdown or significant dispute with our employees could result in a significant disruption of our operations or higher ongoing labor costs.
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
Protection of our proprietary processes, methods, formulations, and compounds, the incorporation of such formulations and compounds into various products and other technology is important to our business. Although our existing processes and products may not be protected or protectable by patents, we generally rely on the intellectual property laws of the United States and certain other countries in which our products are produced or sold, as well as licenses and nondisclosure and confidentiality agreements, to protect our intellectual property rights. Additionally, the patent, trade secret and trademark laws of some countries, or their enforcement, may not protect our intellectual property rights to the same extent as the laws of the United States. Failure to protect our intellectual property rights may result in the loss of valuable proprietary technologies. If patents are issued to us, those patents may not provide meaningful protection against competitors or against competitive technologies. There can be no assurance that our intellectual property rights will not be challenged, invalidated, circumvented or rendered unenforceable.
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
With respect to unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets necessary to develop and maintain our competitive position, while we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, there can be no assurance that our confidentiality agreements will not be breached, that they will provide meaningful protection for our trade secrets and proprietary manufacturing expertise or that adequate remedies will be available in the event of an unauthorized use or disclosure of our trade secrets or manufacturing expertise. In addition, our trade secrets and know-how may be improperly obtained by other means, such as a breach of our information technology security systems or direct theft.
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
We are involved from time to time in legal and regulatory proceedings, which may be material. The outcome of proceedings, lawsuits and claims may differ from our expectations, leading us to change estimates of liabilities and related insurance receivables.
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
We may also incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations, for violations arising under these laws and regulations or permit requirements. In addition, we may be required to either modify existing or obtain new permits to meet our capacity expansion plans. We may be unable to modify or obtain such permits or if we can, it may be costly to do so. Furthermore, environmental, health and safety laws and regulations are subject to change and have become increasingly stringent in recent years. Future environmental, health and safety laws and regulations, or changes to existing laws or regulations, could require us to alter our production processes, acquire pollution abatement or remediation equipment, modify our products or incur other expenses, which could harm our business and results of operations.
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
Scientists periodically conduct studies on the potential human health and environmental impacts of chemicals, including products we manufacture and sell. Also, nongovernmental advocacy organizations and individuals periodically issue public statements alleging human health and environmental impacts of chemicals, including products we manufacture and sell. Based upon such studies or public statements, our customers may elect to discontinue the purchase and use of our products, even in the absence of any reliable scientific basis for such public statements or any controlling government regulation. Such actions could significantly decrease the demand for our products and, accordingly, have a material adverse effect on our business, financial condition, cash flows and profitability.
Unanticipated changes in our tax provisions, variability of our effective tax rate, the adoption of new tax legislation or exposure to additional tax liabilities could impact our financial performance.
We operate in multiple jurisdictions, which contributes to the volatility of our effective tax rate. Our future effective tax rates may be materially impacted by numerous items including: a future change in the composition of earnings from foreign and domestic tax jurisdictions; accounting for uncertain tax positions; business combinations; expiration of statutes of limitations or settlement of tax audits; changes in valuation allowances; expiration or termination of favorable tax abatement or concession arrangements with foreign tax jurisdictions; and changes in tax law.
We have favorable tax concession arrangements with certain foreign tax jurisdictions, which provide for reduced tax rates of income tax, and in certain cases various other taxes. These arrangements are generally valid for a fixed term, subject to renewal at the option of the tax authority. In certain cases, the arrangement is subject to specified conditions which, if not satisfied, may result in the reduction or elimination of the associated beneficial tax arrangement. There can be no assurance that we will be able to renew any favorable tax concession arrangements upon their expiration, or that we will successfully satisfy the conditions required in order to retain any such arrangements. If we are unable to renew any such arrangements or if we do not satisfy the associated conditions, we may lose the benefits of such arrangements, which may have a material adverse effect on our business, financial condition, cash flows and profitability.
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
Risks Related to the Separation:
If there is a determination that the Separation and the Distribution is taxable for U.S. federal income tax purposes, then FMC and its stockholders could incur significant U.S. federal income tax liabilities, and we could incur significant liabilities.
In connection with the Distribution, FMC received a tax opinion from counsel that the Distribution, together with certain related transactions, qualifies as a tax-free “reorganization” within the meaning of Section 368(a)(1)(D) of the Internal Revenue Code (the “Code”) and a tax-free distribution within the meaning of Section 355 of the Code. The opinion relied on certain facts, assumptions, representations and undertakings from FMC and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, FMC and its stockholders may not be able to rely on the opinion of counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of counsel, the Internal Revenue Service (“IRS”) could determine on audit that the Separation and the Distribution is taxable if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated or if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the stock ownership of FMC or us after the Distribution. If the Separation and the Distribution is determined to be taxable for U.S. federal income tax purposes, FMC and/or its stockholders could incur significant U.S. federal income tax liabilities, and we could incur significant liabilities under applicable law or as a result of the Tax Matters Agreement with FMC.
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
Some of our directors and officers may have actual or potential conflicts of interest because of their equity ownership in FMC, and some of our directors may have actual or potential conflicts of interest because they also serve or have served as officers of FMC.

Because of their current or former positions with FMC, some of our directors and executive officers may own shares of FMC common stock or have options to acquire shares of FMC common stock, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, certain of our directors serve or have served as officers or directors of FMC. Although all transactions with related parties will be approved by a committee of non-FMC-affiliated directors, this ownership or service may create the appearance of conflicts of interest when the FMC-affiliated directors and officers are faced with decisions that could have different implications for FMC or us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between FMC and us regarding the terms of the agreements governing the Separation and the relationship thereafter between the companies.
We potentially could have received better terms from unaffiliated third parties than the terms we received in our agreements with FMC.
The agreements we entered into with FMC in connection with the Separation were negotiated while we were still part of FMC’s business. Accordingly, during the period in which the terms of those agreements were negotiated, we did not have an independent board of directors or a management team independent of FMC. The terms of the agreements may not be as favorable as what we may have obtained from an unaffiliated third party.
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
Prior to our Separation from FMC in October 2018, we operated as a business segment of FMC. We may not be able to achieve the full strategic and financial benefits that were expected to result from the Separation, or such benefits may be delayed or not occur at all. The Separation was expected to enhance strategic and management focus, provide a distinct investment identity and allow us to efficiently allocate resources and deploy capital. We may not achieve these and other anticipated benefits for a variety of reasons, including, among others:

•	as a result of the Separation, we are more susceptible to economic downturns and other adverse events than if we were still a part of FMC; and

•
now that the Separation has been effected, our business is less diversified than FMC’s business prior to the Separation; our business will continue to experience a loss of scale and purchasing power and access to certain financial, managerial and professional resources from which we have benefited at lower cost in the past.

•
As a pure-play lithium company, adverse changes in the lithium industry, including changes in customer demand or pricing, have a direct impact on our results of operations which are unable to be compensated for by favorable developments in another company-owned business unit or segment as existed prior to the Separation.

If we fail to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, our business could be harmed.
Risks Related to Ownership of Our Common Stock:
Our stock price may fluctuate significantly.
The trading price of our common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

•	market conditions in the broader stock market, or in our industry in particular;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	introduction of new products and services by us or our competitors;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	sales or purchases of large blocks of our stock;

•	additions or departures of key personnel;

•	regulatory developments;

•	litigation and governmental investigations;

•	economic and political conditions or events; and

•	changes in investor perception of our market positions based on third-party information.
These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, when the market price of a stock is volatile, certain holders of that stock may institute securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit or any future securities class litigation that may be brought against the company. We have been sued by several plaintiffs in connection with our IPO. See Part I, Item 3 Legal Proceedings, and Note 16 of Notes to Consolidated and Combined Financial Statements, in this Form 10-K. The existing lawsuit and any future lawsuits could also divert the time and attention of our management from our business.
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

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take other corporate actions than they desire.
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
We are no longer an “emerging growth company” and, as a result, are required to comply with increased disclosure and governance requirements.
As the market value of our common stock held by non-affiliates was greater than $700 million as of the last business day of the second quarter of 2019, we ceased to be an “emerging growth company” as defined in the JOBS Act as of December 31, 2019.

As a result, we are subject to certain requirements that apply to other public companies but did not previously apply to us. These requirements include:

•
the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;

•	the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Exchange Act; and

•
the “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers commencing with the fiscal year ending December 31, 2020) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and some of the disclosure requirements of the Dodd-Frank Act relating to compensation of our chief executive officer.

Therefore, our Annual Reports are subject to Section 404(b) of the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. Compliance with Section 404 is expensive and time consuming for management and could result in the detection of internal control deficiencies of which we are currently unaware. The loss of “emerging growth company” status and compliance with the additional requirements substantially increases our legal and financial compliance costs and make some activities more time consuming and costly.
The obligations associated with being a public company require significant resources and management attention. We have incurred and will continue to incur significant charges in connection with the Separation and incremental costs as an independent public company.
Subsequent to the Separation, as an independent public company, we are directly subject to reporting and other obligations under the Exchange Act and the rules of the NYSE. These reporting and other obligations place significant demands on our management and our administrative and operational resources, including accounting resources, and we face increased legal, accounting, administrative and other costs and expenses relating to these demands that we had not incurred as a segment of FMC. Our investment in compliance with existing and evolving regulatory requirements may continue to result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

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
We believe our facilities are in good operating condition. The function and location of our owned or leased production properties is presented in the table below:

Location	Function	Leased/Owned

United States
Philadelphia, Pennsylvania	Corporate Headquarters	Leased
Ewing, New Jersey	Operations and Administrative	Leased
Bessemer City, North Carolina	Manufacturing and Research	Owned
Charlotte, North Carolina	Sales and Administrative	Leased
South America
Fénix, Argentina	Lithium Extraction and Manufacturing	Owned
Guemes, Argentina	Manufacturing	Owned
Catamarca, Argentina	Administrative	Leased
Salta, Argentina	Administrative	Owned
Pocitos, Salta, Argentina	Transfer Station	Land use right so long as we have our mining concession
Europe
Bromborough, United Kingdom	Manufacturing and Sales	Leased
Asia Pacific
Zhangjiagang, China	Manufacturing	Land use right, building owned
Shanghai, China	Sales and Administrative	Leased
Tokyo, Japan	Sales	Leased
Patancheru, India	Manufacturing	Leased
Singapore	Operations and Administrative	Leased

ITEM 3.	LEGAL PROCEEDINGS
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
The executive officers of Livent Corporation, the offices they currently hold, their business experience and their ages as of December 31, 2019, are as follows:

Name	Age on 12/31/2019	Office, year of election and other information
Paul W. Graves	48	President, Chief Executive Officer and Director (May 2018-Present); Executive Vice President and Chief Financial Officer, FMC (12-18); Managing Director, Goldman Sachs Group (06-12)
Gilberto Antoniazzi	53
Vice President and Chief Financial Officer (May 2018-Present); Chief Financial Officer , FMC's Agricultural Solutions business segment (13-18); Chief Financial Officer, FMC's Latin America Region (04-13)

Sara Ponessa	48
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

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Livent common stock of $0.001 par value is traded on the New York Stock Exchange (Symbol: LTHM). As of February 27, 2020, we had 2,462 holders of record of our common stock and approximately 58,835 beneficial holders of our common stock.
Our Board of Directors has not declared any quarterly dividends as of December 31, 2019 and does not expect to pay any dividends in the foreseeable future. Any future payment of dividends will depend on our financial condition, results of operations, conditions in the financial markets and such other factors as are deemed relevant by our Board of Directors.
Stockholder Return Performance Presentation
The graph that follows shall not be deemed to be incorporated by reference into any filing made by Livent under the Securities Act or the Exchange Act.
The following Stockholder Performance Graph compares the cumulative total return on Livent’s common stock with the S&P 500 Index and the S&P 500 Chemicals Index for the period following the IPO through December 31, 2019. The comparison assumes $100 was invested on October 12, 2018, in Livent’s common stock and in both of the indices, and the reinvestment of all dividends.
Repurchases of Common Shares
A summary of our repurchases of Livent's common stock for the three months ended December 31, 2019 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Programs (2)
October 1 through October 31, 2019	—	N/A	$—	$—
November 1 through November 30, 2019	999	$7.81	—	—
December 1 through December 31, 2019	472	$8.64	—	—
Total Q4 2019	1,471	$8.08	$—	$—

(1)
The trustee of the Livent NQSP deferred compensation plan reacquires Livent common stock shares from time to time through open-market purchases relating to investments by employees in our common stock, one of the investment options available under the Livent NQSP. Such shares are held in a trust fund and recorded to Treasury stock in our consolidated balance sheets.

(2)	We have no publicly announced repurchase programs.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED AND COMBINED FINANCIAL DATA
The selected consolidated and combined financial and other data presented below for, and as of the end of, each of the years in the four-year period ended December 31, 2019, are derived from our consolidated and combined financial statements. The selected consolidated and combined financial data should be read in conjunction with our consolidated and combined financial statements for the year ended December 31, 2019.
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
On October 1, 2019, the Company elected to change its method of valuing its domestic inventories, excluding materials and supplies, to the FIFO method, whereas in all prior years all domestic inventories, excluding materials and supplies, were determined on a last-in, first-out (“LIFO”) basis. The amounts below in the comparative financial statements of prior years have been adjusted to apply the new method retrospectively. See Note 5 in Part II, Item 8 of this Annual Report on Form 10-K for more information.

	Year Ended December 31,
(in Millions, except per share data)	2019	2018	2017	2016
Income Statement Data:
Revenue	$388.4	$442.5	$347.4	$264.1
Income from operations before non-operating pension expense and settlement charges, interest expense, net and income taxes	$58.6	$153.8	$100.5	$59.6
Net income	$50.2	$126.6	$41.5	$47.5

Basic earnings per common share (1)	$0.34	$0.99	$0.34	$0.39
Diluted earnings per common share (1)	$0.34	$0.99	$0.34	$0.39
Balance Sheet Data:
Total assets	$859.6	$661.5	$497.1	$374.0
Long-term debt	$154.6	$34.0	$—	$—
____________________

(1)
For the years ended December 31, 2016 and December 31, 2017 and 2018 through the completion of the IPO on October 15, 2018, the weighted average shares outstanding for both basic and diluted earnings per share were calculated using 123 million shares of common stock outstanding, which was the number of shares issued to FMC in part in exchange for the asset contribution by FMC to us. Weighted average shares outstanding for the years ended December 31, 2016 and December 31, 2017 and 2018 through the completion of the IPO on October 15, 2018 excludes the 23 million shares of common stock subsequently issued as part of the public offering and over-allotment option exercise. Refer to the discussion in Item 8, Note 2 for further details.

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
OVERVIEW
We are a pure-play, fully integrated lithium company, with a long, proven history of producing performance lithium compounds. Our primary products, namely battery-grade lithium hydroxide, lithium carbonate, butyllithium and high purity lithium metal are critical inputs used in various performance applications. Our strategy is to focus on supplying high performance lithium compounds to the fast growing Electric Vehicle (“EV”) battery market, while continuing to maintain our position as a leading global producer of butyllithium and high purity lithium metal. With extensive global capabilities, over 60 years of continuous production experience, applications and technical expertise and deep customer relationships, we believe we are well positioned to capitalize on the accelerating trend of vehicle electrification.
We produce lithium compounds for use in applications that have specific performance requirements, including battery-grade lithium hydroxide for use in high performance lithium-ion batteries. We believe the demand for our compounds will continue to grow as the electrification of transportation accelerates, and as the use of high nickel content cathode materials increases in the next generation of battery technology products. We also supply butyllithium, which is used in the production of polymers and pharmaceutical products, as well as a range of specialty lithium compounds including high purity lithium metal, which is used in the production of lightweight materials for aerospace applications and non-rechargeable batteries. It is in these applications that we have established a differentiated position in the market through our ability to consistently produce and deliver performance lithium compounds.
2019 Highlights
The following are the more significant developments in our business during the year ended December 31, 2019:

•	Revenue of $388.4 million in 2019 decreased $54.1 million or approximately 12% versus last year. A detailed review of revenues is included under the section entitled “Results of Operations”.

•
Our gross margin of $114.9 million in 2019 decreased $91.4 million or approximately 44% versus the prior year primarily driven by lower prices, unfavorable customer mix, lower sales volumes of lithium carbonate, higher lithium carbonate cost due to third party purchases and higher remeasurement losses in Argentina impacted by the August 2019 currency devaluation and balance sheet exposures for tax and capital expansion related activities. See the Argentina Remeasurement Impacts subsection below for additional discussion.

•	Selling, general and administrative expenses increased approximately 92% from $21.1 million in 2018 to $40.5 million 2019. The increase is primarily driven by incremental standalone company costs.

•
There were no corporate allocations in 2019 because expenses are not allocated to Livent from FMC subsequent to the Separation Date. There were $15.7 million of corporate allocations in the prior year.

•
Adjusted EBITDA of $99.8 million decreased $83.0 million compared to the prior year amount of $182.8 million primarily due to unfavorable customer mix, lower pricing and higher lithium carbonate cost due to third party purchases.

The Distribution
On March 1, 2019, FMC completed its previously announced spin-off distribution of 123 million shares of common stock of Livent as a pro rata dividend on shares of FMC common stock outstanding at the close of business on the record date of February 25, 2019 (the “Distribution”). Each share of FMC common stock received 0.935301 shares of Livent common stock in the Distribution. Immediately prior to the Distribution, FMC owned 123 million shares of Livent common stock, representing approximately 84% of the outstanding shares of Livent common stock. Effective upon the distribution, FMC no longer owns any shares of Livent common stock.
Argentina Remeasurement Impacts
Our wholly owned subsidiaries in Argentina use the U.S. dollar as their functional currency. Argentina peso-denominated monetary assets and liabilities are remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement and other transaction gains and losses recognized in earnings. On August 12, 2019, Argentina's currency suffered a significant loss in value following the announcement of the results of Argentina's primary elections. This devaluation created an immediate loss associated with the impacts of the remeasurement of our local balance sheet at the date of the devaluation attributable to our Argentina operations. Our exposure to remeasurement gains and losses has increased in 2019 compared to 2018 due to VAT on capital expenditures, the Argentina export tax announced in September 2018, and deferred tax assets/liabilities.

2020 Outlook
We believe that the demand for our products will continue to grow during 2020, primarily driven by increased production volumes of electric vehicles. The Company expects to deliver flat to a slight increase in revenue from higher volumes that we expect will be offset by lower average pricing and higher costs driven by the impact of third-party purchased lithium carbonate. As a result, we are expecting lower year-on-year profitability comparisons in 2020. The timing and scope of our capacity expansion plans for 2020 will be determined by market conditions, capital considerations, and anticipated customer commitments among other factors.

In this section, we discuss the results of our operations for the year ended December 31, 2019 compared to the year ended December 31, 2018. For a discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.
Results of Operations — Years Ended December 31, 2019 and 2018

(in Millions)	Year Ended December 31,
	2019	2018
Revenue	$388.4	$442.5
Costs and expenses:
Costs of sales	273.5	236.2
Gross margin	114.9	206.3
Selling, general and administrative expenses	40.5	21.1
Corporate allocations	—	15.7
Research and development expenses	3.3	3.8
Restructuring and other charges	6.2	2.6
Separation-related costs	6.3	9.3
Total costs and expenses	329.8	288.7
Income from operations before equity in net loss of unconsolidated affiliate, non-operating pension benefit, interest expense, net and income taxes	58.6	153.8
Equity in net loss of unconsolidated affiliate	0.8	—
Non-operating pension benefit	—	(0.2)
Interest expense, net	—	0.3
Income from operations before income taxes	57.8	153.7
Income tax expense	7.6	27.1
Net income	$50.2	$126.6
In addition to net income, as determined in accordance with U.S. GAAP, we evaluate operating performance using certain non-GAAP measures such as EBITDA, which we define as net income plus interest expense, net, income tax expense/(benefit), and depreciation and amortization, and Adjusted EBITDA, which we define as EBITDA adjusted for certain Argentina remeasurement losses/(gains), restructuring and other charges/(income), non-operating pension expense/ (benefit) and settlement charges, separation-related costs and other losses/(gains). Management believes the use of these non-GAAP measures allows management and investors to compare more easily the financial performance of its underlying business from period to period. The non-GAAP information provided may not be comparable to similar measures disclosed by other companies because of differing methods used by other companies in calculating EBITDA and Adjusted EBITDA. These measures should not be considered as a substitute for net income or other measures of performance or liquidity reported in accordance with U.S. GAAP. The following table reconciles EBITDA and Adjusted EBITDA from net income.

(in Millions)	Year Ended December 31,
	2019	2018
Net income (GAAP)	$50.2	$126.6
Add back:
Income tax (benefit)/expense	7.6	27.1
Interest expense, net (a)	—	0.3
Depreciation and amortization	20.9	17.8
EBITDA (Non-GAAP)	78.7	171.8
Add back:
Certain Argentina remeasurement losses/(gains) (b)	7.9	(0.7)
Restructuring and other charges (c)	6.2	2.6
Non-operating pension benefit (d)	—	(0.2)
Separation-related costs (e)	6.3	9.3
Other loss (f)	0.7	—
Adjusted EBITDA (Non-GAAP)	$99.8	$182.8
____________________

(a)	All of the interest related to our Revolving Credit Facility was capitalized for the year ended December 31, 2019.

(b)
Represents impact of currency fluctuations on tax assets and liabilities and on long-term monetary assets associated with our capital expansion, as well as significant currency devaluations. The remeasurement gains/(losses) are included within "Cost of sales" in our condensed consolidated statement of operations but are excluded from our calculation of Adjusted EBITDA because of: i.) their nature as income tax related; ii.) their association with long-term capital projects which will not be operational until future periods; or iii.) the severity of the devaluations and their immediate impact on our operations in the country.

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

(f)
Represents the portion of our nonrefundable prepaid research and development costs advanced to our unconsolidated affiliate included in "Equity in net (earnings)/loss of unconsolidated affiliate" in our consolidated and combined statement of operations but excluded from our calculation of Adjusted EBITDA because the costs represent future research and development activities of the affiliate which have not occurred as of December 31, 2019.

Year Ended December 31, 2019 compared with Year Ended December 31, 2018
Revenue
Revenue of $388.4 million for 2019 decreased by $54.1 million, or approximately 12%, versus 2018, primarily driven by unfavorable pricing of lithium hydroxide and lithium carbonate and lower sales volumes of lithium carbonate, partially offset by higher lithium hydroxide sales volumes.
Gross Margin
Gross margin of $114.9 million for 2019 decreased by $91.4 million, or approximately 44%, versus 2018. The decrease in gross margin was primarily driven by unfavorable customer mix, lower sales volumes of lithium carbonate, higher lithium carbonate cost due to third party purchases, higher VAT due to increased exports from China and higher remeasurement losses in Argentina impacted by the August 2019 currency devaluation and balance sheet exposures for tax and capital expansion related activities. See the Argentina Remeasurement Impacts discussion in the Overview section of this Management Discussion and Analysis for additional discussion.
Selling, general and administrative expenses
Selling, general and administrative expenses of $40.5 million for 2019 increased by $19.4 million, or approximately 92% compared to 2018. The increase in selling, general and administrative was primarily due to costs incurred under the TSA subsequent to the Separation Date and incremental stand-alone company costs which were charges for corporate allocations in the prior year.

Corporate allocations
There were no corporate allocations for 2019, compared to $15.7 million for the prior year because expenses are not allocated to Livent from FMC subsequent to the Separation Date and costs incurred under the TSA subsequent to the Separation Date are direct charges to our consolidated and combined statements of operations.
Restructuring and other charges
Restructuring and other charges of $6.2 million and $2.6 million for the years ended December 31, 2019 and 2018, respectively, 2019 costs include $3.5 million of severance-related costs including stock-based compensation expense of $1.2 million for accelerated vesting of stock awards pursuant to corporate management changes and IPO securities litigation costs not incurred in the prior year. See Note 7 to our consolidated and combined financial statements of this Form 10-K for details. 2018 costs were primarily comprised of asset write-downs and miscellaneous restructuring efforts of $2.4 million related to our operations at the manufacturing site located in Bessemer City, North Carolina. Additionally, there were other charges of $0.2 million related to environmental remediation activities in both periods.
Separation-related costs
Separation-related costs of $6.3 million for 2019 decreased $3.0 million compared to 2018. These costs primarily consists of legal and professional fees and other Separation related activities, including information technology infrastructure and software costs incurred by Livent as a standalone entity in preparation for the termination of the TSA. Because the Separation occurred on October 15, 2018, the prior year included three months of Separation related activities as compared to twelve months in the current year.
Income tax expense
Provision for income taxes of $7.6 million and $27.1 million, respectively, for the years ended December 31, 2019 and 2018, which resulted in effective tax rate of 13.1% and 17.6%, respectively. The decrease in provision for income taxes was primarily due to a reduction in income before taxes from $153.7 million for the year ended December 31, 2018 to $57.8 million for the year ended December 31, 2019. Additionally, the company recorded $3.2 million tax benefit due to revision to our tax liabilities upon completion of prior year tax return. The decrease in provision for income taxes was partially offset by the tax impacts associated with fluctuations in foreign currency remeasurement in Argentina. Refer to Note 9 for further information.
Net income
Net income of $50.2 million for 2019 decreased $76.4 million or approximately 60% from $126.6 million in 2018 primarily due to unfavorable customer mix and pricing, higher lithium carbonate cost due to third party purchases, higher VAT due to increased exports from China, the tax impacts associated with fluctuations in foreign currency remeasurements and higher remeasurement losses in Argentina impacted by the August 2019 currency devaluation and balance sheet exposures for tax and capital expansion related activities. See the Argentina Remeasurement Impacts discussion in the Overview section of this Management Discussion and Analysis for additional discussion.

Liquidity and Capital Resources
Historically, prior to the Separation, FMC provided centralized cash management and other finance services to Livent. FMC ceased providing these services following the Separation. Only cash accounts specifically owned by Livent and Livent subsidiaries are reflected on the balance sheets of our consolidated and combined financial statements.
Since October 2018, our capital structure and sources of liquidity have changed significantly compared to our historical capital structure as part of FMC. We no longer participate in FMC’s capital management system and are evaluated separately in terms of credit and capital allocation by providers of financing. Our prospective success in funding our cash needs will depend on the strength of the lithium market and our continued ability to generate cash from operations and raise capital from other sources. Our primary sources of cash are currently generated from operations and borrowings under our revolving credit facility.
Cash and cash equivalents at December 31, 2019 and 2018, were $16.8 million and $28.3 million, respectively. Of the cash and cash equivalents balance at December 31, 2019, $10.4 million was held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal. We have concluded the Tax Act has not altered our assertion of indefinitely reinvested earnings. See Note 9 to the consolidated financial statements included within this Form 10-K for more information.
At December 31, 2019, we had $155 million debt outstanding. On September 28, 2018, Livent entered into a credit agreement which provides for a $400 million senior secured revolving credit facility, $50 million of which is available for the issuance of letters of credit, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to $600 million. Refer to the details below for more information.
Revolving Credit Facility
On September 28, 2018, we entered into a credit agreement among us and all of our U.S. subsidiaries as borrowers (the “Borrowers”), certain of our wholly owned subsidiaries as guarantors, the lenders party thereto (the “Lenders”), Citibank, N.A., as administrative agent, and certain other financial institutions party thereto, as joint lead arrangers (the “Credit Agreement”). The Credit Agreement provides for a $400 million senior secured revolving credit facility, $50 million of which is available for the issuance of letters of credit for the account of the Borrowers, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to $600 million (the “Revolving Credit Facility”). The issuance of letters of credit and the proceeds of revolving credit loans made pursuant to the Revolving Credit Facility are available, and will be used, for general corporate purposes, including capital expenditures and permitted acquisitions, of the Borrowers and their subsidiaries.
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
The Credit Agreement contains certain affirmative and negative covenants that are binding on the Borrowers and their subsidiaries, including, among others, restrictions (subject to exceptions and qualifications) on the ability of the Borrowers and their subsidiaries to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of their businesses, to enter into transactions with affiliates and to enter into certain burdensome agreements. Furthermore, the Borrowers are subject to financial covenants regarding their leverage ratio and interest coverage ratio. Under the covenants, the maximum allowable net leverage ratio is 3.5 and the minimum allowable interest coverage ratio is 3.5. We were in compliance with all covenants at December 31, 2019.

Statement of Cash Flows
Cash provided by operating activities was $58.1 million and $92.0 million for the years ended December 31, 2019 and 2018, respectively.
The decrease in cash provided by operating activities in 2019 compared to 2018 was primarily driven by lower net income, an increase in operating inventories and decreases in our accounts payables, including a $23.7 million payment in the first quarter of 2019 to FMC related to Separation matters. This was partially offset by increased collections of our trade receivables and the discounting of Bank Acceptance Drafts for certain Chinese customers in 2019.
Cash required by investing activities of operations was $(190.0) million and $(78.4) million for the years ended December 31, 2019 and 2018, respectively.
The change in cash required by investing activities is primarily due to our investments in production capacity of lithium carbonate and hydroxide resulting in increased capital expenditures.
Cash provided by financing activities was $120.5 million and $13.0 million for the years ended December 31, 2019 and 2018, respectively.
Cash provided by financing activities increased in 2019 compared to 2018 due to proceeds from increasing draws on our revolving credit line for our capital expansion projects. As FMC managed our cash and financing arrangements during the nine months ended September 30, 2018 all excess cash generated through earnings were deemed remitted to FMC and all sources of cash were deemed funded by FMC.
Other potential liquidity needs
Our cash needs for 2020 include operating cash requirements and capital expenditures. We plan to meet our liquidity needs through available cash, cash generated from operations, borrowings under our committed Revolving Credit Facility, and other potential working capital financing strategies that may be available to us. At December 31, 2019 our remaining borrowing capacity under our Revolving Credit Facility, subject to meeting leverage and interest coverage ratio financial covenants, was $234.4 million, including letters of credit utilization.
We expect recent market factors, including industry oversupply conditions and decreased pricing levels, to continue in 2020 as we continue our expansion and we expect our net leverage ratio under our Revolving Credit Facility covenants to increase during the next 12 months from the date of this filing. Compliance with our debt covenants will continue to be determined, in large part, by our ability to manage the timing and amount of our capital expenditures, which is within our control; as well as by our ability to achieve forecasted operating results and to pursue other working capital financing strategies that may be available to us, which is less certain and outside our control. As a result, we have slowed the pace of our carbonate expansion in Argentina resulting in the delay of phase 1 completion to the middle of 2021 and will be pausing our current lithium hydroxide expansion project to align its completion with that of phase 1 in Argentina. We also plan to pursue additional working capital financing strategies, including potential amendments or waivers to our Revolving Credit Facility, among others. Projected 2020 capital expenditures and expenditures related to contract manufacturers are expected to be between $200 million to $230 million but may need to be reduced significantly depending on the timing and success of management’s planned additional working capital financing strategies and future operating results. Beyond 2020, we currently anticipate the majority of our capital expenditures to be directed towards expanding lithium carbonate capacity at our production operations in Argentina and expanding our lithium hydroxide capacity globally.
We believe that our available cash and cash from operations, together with borrowing availability under the Revolving Credit Facility and other potential working capital financing strategies that may be available to us, will provide adequate liquidity for the next 12 months. Access to capital and the availability of financing on acceptable terms in the future will be affected by many factors, including our credit rating, economic conditions, and the overall liquidity of capital markets.

Contractual Obligations and Commercial Commitments
As of December 31, 2019, our total significant committed contracts that we believe will affect cash over the next five years and thereafter are as follows:

Contractual Commitments	Expected Cash Payments by Period
(in Millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Lease obligations	$2.1	$4.3	$4.2	$11.8	$22.4
Purchase obligations (1)	42.6	15.1	—	—	57.7
Principal payments on debt (2)	—	—	154.6	—	154.6
Total	$44.7	$19.4	$158.8	$11.8	$234.7
_________________
(1) Represents certain of our raw material commercial contract purchase obligations that are enforceable and legally binding requirements contracts with specified quantities, pricing and timing of transactions.
(2) Represents the balance, as of December 31, 2019, of the Company's Revolving Credit Facility which matures in 2023.
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
The growing concerns about climate change and related increasingly stringent regulations may provide us with new or expanded business opportunities. We provide solutions to companies pursuing alternative fuel products and technologies (such as renewable fuels, gas-to-liquids and others), emission control technologies (including mercury emissions), alternative transportation vehicles and lithium-ion battery technologies and other similar solutions. As demand for, and legislation mandating or incentivizing the use of, alternative fuel technologies that limit or eliminate greenhouse gas emissions increase, we continue to monitor the market and offer solutions where we have appropriate technology.
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
In addition to the variable consideration described above, in certain instances, we may require our customers to meet certain volume thresholds within their contract term. We estimate what amount of variable consideration should be included in the transaction price at contract inception and continually reassess this estimation each reporting period to determine situations when the minimum volume thresholds will not be met. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. In those circumstances, we apply the guidance on breakage and estimate the amount of the shortfall and recognize it over the remaining performance obligations in the contract.
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
We periodically enter into prepayment arrangements with customers and receive advance payments for product to be delivered in future periods. These advance payments are recorded as deferred revenue and classified as “Advance payments from customers” on the consolidated balance sheet. Revenue associated with advance payments is recognized as shipments are made and title, ownership and control pass to the customer.
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

Impairments and valuation of long-lived assets
Our long-lived assets primarily include property, plant and equipment and intangible assets. The Company has no goodwill or indefinite-lived intangible assets as of December 31, 2019.
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
Additionally, we file income tax returns in the United States and various state and foreign jurisdictions, as part of a FMC legal entity for the period ended February 28, 2019. Certain income tax returns for FMC entities taxable in the U.S. and significant foreign jurisdictions are open for examination and adjustment. We assess our income tax positions and record a liability for all years open to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We adjust these liabilities, if necessary, upon the completion of tax audits or changes in tax law.
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
As of December 31, 2019, we had no open derivative cash flow hedge contracts. Our net financial instrument position was a net liability of $1.3 million at December 31, 2018. Livent's 2020 hedge plan will be defined when management projections are finalized and approved.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10% change in the foreign currency exchange rates from their levels at December 31, 2018 with all other variables (including interest rates) held constant. As of December 31, 2019, we had no open derivative cash flow hedge contracts.

		Hedged Currency vs. Functional Currency
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	Net Asset / (Liability) Position with 10% Strengthening	Net Asset / (Liability) Position with 10% Weakening
Net asset/(liability) position at December 31, 2018	$(1.3)	$(8.1)	$4.3
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of December 31, 2019 and 2018, we had no interest rate swap agreements.
Our debt portfolio at December 31, 2019 is composed solely of variable-rate debt; consisting of borrowings under our Revolving Credit Facility. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at December 31, 2019, a one percentage point increase or decrease in interest rates would have increased or decreased, respectively, gross interest expense by $0.7 million for the year ended December 31, 2019.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIVENT CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in Millions, Except Per Share Data)	Year Ended December 31,
	2019	2018	2017
Revenue	$388.4	$442.5	$347.4
Costs and expenses:
Costs of sales	273.5	236.2	199.6
Gross margin	114.9	206.3	147.8
Selling, general and administrative expenses	40.5	21.1	13.4
Corporate allocations	—	15.7	22.1
Research and development expenses	3.3	3.8	3.1
Restructuring and other charges	6.2	2.6	8.7
Separation-related costs	6.3	9.3	—
Total costs and expenses	329.8	288.7	246.9
Income from operations before equity in net loss of unconsolidated affiliate, non-operating pension (benefit)/settlement charges, interest expense, net and income taxes	58.6	153.8	100.5
Equity in net loss of unconsolidated affiliate	0.8	—	—
Non-operating pension (benefit)/settlement charges	—	(0.2)	31.4
Interest expense	—	0.3	—
Income from operations before income taxes	57.8	153.7	69.1
Income tax expense	7.6	27.1	27.6
Net income	$50.2	$126.6	$41.5
Weighted average common shares outstanding - basic (1)	146.0	127.7	123.0
Net income per weighted average share - basic	$0.34	$0.99	$0.34
Weighted average common shares outstanding - diluted (1)	146.4	127.7	123.0
Net income per weighted average share - diluted	$0.34	$0.99	$0.34
____________________

(1)
For 2017 and for 2018 through the completion of the public offering on October 15, 2018, the weighted average shares outstanding for both basic and diluted earnings per share were calculated using 123 million shares of common stock outstanding, which was the number of shares issued to FMC in part in exchange for the asset contribution by FMC to us. Weighted average shares outstanding for all periods prior to the completion of the public offering on October 15, 2018 excludes the 23 million shares of common stock subsequently issued as part of the public offering and over-allotment option exercise. Refer to the discussion in Note 2 for further details.

The accompanying notes are an integral part of these consolidated and combined financial statements.

LIVENT CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(in Millions)	Year Ended December 31,
	2019	2018	2017
Net income	$50.2	$126.6	$41.5
Other comprehensive income/(loss), net of tax:
Foreign currency adjustments:
Foreign currency translation (loss)/gain arising during the period	(0.3)	(2.4)	4.7
Total foreign currency translation adjustments (1)	(0.3)	(2.4)	4.7
Derivative instruments:
Unrealized hedging losses, net of tax of zero, $0.1, and zero	—	(1.2)	—
Reclassification of deferred hedging losses included in net income, net of tax $(0.1), zero and zero	1.2	—	—
Total derivative instruments, net of tax of $(0.1), $0.1, and zero	1.2	(1.2)	—
Pension and other postretirement benefits:
Reclassification of net actuarial and other gain, amortization of prior service costs and settlement charges, included in net income, net of tax of zero, zero and $(5.4)(2)	—	—	26.3
Total pension and other postretirement benefits, net of tax of zero, zero and $(5.4)	—	—	26.3
Other comprehensive income/(loss), net of tax	0.9	(3.6)	31.0
Comprehensive income	$51.1	$123.0	$72.5
____________________

(1)	Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries since it is our intention that such earnings will remain invested in those affiliates indefinitely.

(2)
For more detail on the components of these reclassifications and the affected line item in the consolidated and combined statements of operations, see Note 13 within these consolidated and combined financial statements.

The accompanying notes are an integral part of these consolidated and combined financial statements.

LIVENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in Millions, Except Share and Par Value Data)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$16.8	$28.3
Trade receivables, net of allowance of approximately $0.3 in 2019 and $0.1 in 2018	90.0	141.4
Inventories, net	113.4	73.3
Prepaid and other current assets	51.8	59.8
Total current assets	272.0	302.8
Investments	2.2	—
Property, plant and equipment, net	468.8	275.7
Right of use assets - operating leases, net	16.9	—
Other assets	91.5	80.0
Deferred income taxes	8.2	3.0
Total assets	$859.6	$661.5
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, trade and other	$83.1	$72.0
Accrued and other liabilities	36.4	46.8
Operating lease liabilities - current	2.1	—
Income taxes	0.9	1.4
Total current liabilities	122.5	120.2
Long-term debt	154.6	34.0
Operating lease liabilities - long-term	15.4	—
Environmental liabilities	6.4	5.9
Deferred income taxes	6.7	2.5
Other long-term liabilities	10.0	9.3
Commitments and contingent liabilities (Note 16)	—	—
Total current and long-term liabilities	315.6	171.9
Equity
Common stock; $0.001 par value; 2 billion shares authorized; in 2018; 146,085,696 and 146,000,000 shares issued; 145,981,684 and 146,000,000 outstanding at December 31, 2019 and 2018, respectively	0.1	0.1
Capital in excess of par value of common stock	516.4	512.3
Retained earnings	76.6	26.4
Accumulated other comprehensive loss	(48.3)	(49.2)
Treasury stock, common, at cost; 104,012 and 0 shares at December 31, 2019 and 2018, respectively	(0.8)	—
Total equity	544.0	489.6
Total liabilities and equity	$859.6	$661.5

The accompanying notes are an integral part of these consolidated and combined financial statements.

LIVENT CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in Millions)	Year Ended December 31,
	2019	2018	2017
Cash provided by operating activities:
Net income	$50.2	$126.6	$41.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	20.9	17.8	15.9
Restructuring and other charges	2.1	2.6	8.7
Separation-related charges	0.9	—	—
Deferred income taxes	(0.9)	(3.1)	(0.7)
Pension and other postretirement benefits	—	0.5	32.5
Share-based compensation	4.3	4.4	3.4
Change in investments in trust fund securities	0.1	—	—
Changes in operating assets and liabilities:
Trade receivables, net	51.4	(20.8)	(71.3)
Changes in deferred compensation	0.6	—	—
Inventories	(40.6)	(24.2)	6.9
Accounts payable, trade and other	10.8	13.8	32.5
Income taxes	(0.7)	(5.1)	6.4
Change in due to related party	(23.7)	23.7	—
Change in prepaid and other current assets and other assets	(2.7)	(31.8)	(9.9)
Change in accrued and other current and long-term liabilities	(14.6)	(12.4)	(7.6)
Cash provided by operating activities	$58.1	$92.0	$58.3
Cash required by investing activities:
Capital expenditures (1)	(184.3)	(73.6)	(48.9)
Proceeds from disposal of property, plant and equipment	—	—	0.2
Investments in rabbi trust fund securities	(0.4)	—	—
Payments associated with long-term supply agreement	—	—	(10.0)
Investments in unconsolidated affiliate	(0.8)	—	—
Other investing activities	(4.5)	(4.8)	(3.8)
Cash required by investing activities	$(190.0)	$(78.4)	$(62.5)
Cash provided by financing activities:
Proceeds from issuance of long-term debt	232.0	34.0	—
Repayment of long term debt	(111.4)	—	—
Payments of financing fees	(0.1)	—	—
Proceeds from IPO, net of fees	—	368.7	—
Distribution payment to FMC	—	(365.7)	—
Net change in net parent investment	—	(24.0)	1.5
Cash provided by financing activities	120.5	13.0	1.5
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.5	(0.1)
(Decrease)/increase in cash and cash equivalents	(11.5)	27.1	(2.8)
Cash and cash equivalents, beginning of period	28.3	1.2	4.0
Cash and cash equivalents, end of period	$16.8	$28.3	$1.2

	Year Ended December 31,
Supplemental disclosure for cash flow:	2019	2018	2017
Cash payments for income taxes, net of refunds (2)	$38.5	$18.4	$21.9
Cash payments for interest, net (1)	$4.3	$0.3	$—
Cash payments for Restructuring and other charges	$4.1	$1.2	$(0.9)
Cash payments for Separation-related charges	$9.9	$7.3	$—
Accrued capital expenditures	$34.0	$3.6	$5.5
Operating lease right-of-use assets and lease liabilities recorded upon adoptions of ASC 842	$16.1	$—	$—
__________________

(1)	All of the interest related to our Revolving Credit Facility was capitalized for the year ended December 31, 2019.

(2)	The year ended December 31, 2019 includes $16.9 million related to reimbursement paid to FMC for 2018 income taxes paid by FMC on Livent's behalf pursuant to the TMA.
The accompanying notes are an integral part of these consolidated and combined financial statements.

LIVENT CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(in Millions, Except Per Share Data)	Net Parent Investment	Common Stock, $0.001 Per Share Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance December 31, 2016	$389.2	$—	$—	$—	$(76.6)	$—	$312.6
Net income	41.5	—	—	—	—	—	41.5
Net pension and other benefit actuarial gains and prior service costs, net of income tax	—	—	—	—	26.3	—	26.3
Foreign currency translation adjustments	—	—	—	—	4.7	—	4.7
Net change in parent investment	1.5	—	—	—	—	—	1.5
Balance December 31, 2017	$432.2	$—	$—	$—	$(45.6)	$—	$386.6
Net income	100.2	—	—	26.4	—	—	126.6
Stock compensation plans	—	—	1.0	—	—	—	1.0
Unrealized hedging losses, net of $0.1 income tax	—	—	—	—	(1.2)	—	(1.2)
Foreign currency translation adjustments	—	—	—	—	(2.4)	—	(2.4)
Net change in Parent investment	(24.0)	—	—	—	—	—	(24.0)
Issuance of common stock - IPO, net of fees	—	—	368.7	—	—	—	368.7
Distribution to FMC	(365.7)	—	—	—	—	—	(365.7)
Issuance of common stock to FMC in connection with the Separation and reclassification of Net parent investment	(142.7)	0.1	142.6	—	—	—	—
Balance December 31, 2018	$—	$0.1	$512.3	$26.4	$(49.2)	$—	$489.6
Net income	—	—	—	50.2	—	—	50.2
Stock compensation plans	—	—	5.7	—	—	—	5.7
Reclassification of deferred hedging losses, net of $0.1 income tax	—	—	—	—	1.2	—	1.2
Foreign currency translation adjustments	—	—	—	—	(0.3)	—	(0.3)
Separation related adjustments	—	—	(1.6)	—	—	—	(1.6)
Purchases of treasury stock - deferred compensation plan	—	—	—	—	—	(0.8)	(0.8)
Balance December 31, 2019	$—	$0.1	$516.4	$76.6	$(48.3)	$(0.8)	$544.0

The accompanying notes are an integral part of these consolidated and combined financial statements.

LIVENT CORPORATION
NOTES TO CONOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 1: Description of the Business
Background and Nature of Operations
Livent Corporation ("Livent", "we", "us", "Company" or "our"), manufactures lithium for use in a wide range of lithium products, which are used primarily in lithium-based batteries, specialty polymers, and chemical synthesis applications. We serve a diverse group of markets. Our product offerings are primarily inorganic and generally have few cost-effective substitutes. A major growth driver for lithium in the future will be the rate of adoption of electric vehicles.
Most markets for lithium chemicals are global with significant growth occurring both in Asia and North America, primarily driven by the development and manufacture of lithium-ion batteries. We are one of the primary producers of performance lithium compounds.
The Separation
On March 31, 2017, our parent, FMC Corporation ("Parent" or "FMC") publicly announced a plan to separate Livent into a publicly traded company (the “Separation”). Prior to the completion of the initial public offering ("IPO") on October 15, 2018 (the "Separation Date"), we were a wholly owned subsidiary of FMC, and all of our outstanding shares of common stock were owned by FMC. Following a series of restructuring steps, on October 1, 2018, prior to the IPO of Livent common stock, FMC transferred to us substantially all of the assets and liabilities of its lithium business (the “Lithium Business”). In exchange, we issued to FMC all 123 million shares of our common stock.
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
In connection with the Separation and completion of the IPO, we entered into certain agreements with FMC that govern various relationships between the parties. These agreements include a separation and distribution agreement, a transition services agreement, a shareholders’ agreement, a tax matters agreement, a registration rights agreement, an employee matters agreement and a trademark license agreement.
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
The Distribution
On March 1, 2019, FMC completed its previously announced spin-off distribution of 123 million shares of common stock of Livent as a pro rata dividend on shares of FMC common stock outstanding at the close of business on the record date of February 25, 2019 (the “Distribution”). Each share of FMC common stock received 0.935301 shares of Livent common stock in the Distribution. Immediately prior to the Distribution, FMC owned 123 million shares of Livent common stock, representing approximately 84% of the outstanding shares of Livent common stock. Effective upon the Distribution, we became an independent company and FMC no longer owns any shares of Livent common stock.

Note 2: Principal Accounting Policies and Related Financial Information
Basis of presentation. The accompanying consolidated and combined financial statements of Livent include the historical accounts of the FMC Lithium segment ("Lithium Business") of FMC , a publicly traded company incorporated in Delaware (United States).
Reclassifications. Certain prior year amounts have been reclassified for comparative purposes. See Note 5 for further information regarding reclassification.
Principles of consolidation and combination. For all periods prior to the Separation, our combined financial statements were derived from FMC's consolidated financial statements and accounting records where the Lithium Business was a division of FMC. These combined financial statements were prepared in accordance with U.S. GAAP and reflect the historical basis and carrying values established when the Company was part of FMC. The accompanying combined financial statements include the operations, financial position, and cash flows of Livent, as carved out from the historical consolidated financial statements of FMC using both specific identification and the allocation methodologies described below. Transactions between the Lithium Business and FMC and its subsidiaries are reflected in the consolidated balance sheets as “Capital in excess of par value of common stock” and in the consolidated and combined statements of cash flows as a financing activity in “Net change in net parent investment.” We believe the assumptions underlying the consolidated and combined financial statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by Livent. However, the pre-Separation financial statements and activities do not purport to reflect what the results of operations, comprehensive income/(loss), financial position, equity or cash flows would have been had we operated as an independent public company during the periods presented.

•
The combined statement of operations for the year ended December 31, 2017 and the pre-Separation period in the consolidated and combined statement of operations for year ended December 31, 2018 reflect the direct, indirect and allocated costs for various corporate function services historically provided by FMC, such as information technology, compensation and benefits, human resources, engineering, finance and internal audit. These allocations are based on either a specific identification basis or, when specific identification is not practicable, proportional allocation methods (i.e., using third-party sales, headcount, etc.), depending on the nature of the services. Actual costs that would have been incurred if Livent had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions in various areas such as information technology and infrastructure.

•	Net parent investment represents FMC’s historical investment in us, our accumulated net earnings after taxes and the net effect of transactions with and allocations from FMC.
For the combined statement of operations for the year ended and December 31, 2017 and the pre-Separation period in the consolidated and combined statement of operations for year ended December 31, 2018, Livent functioned as part of the larger group of businesses controlled by FMC and, accordingly, utilized centralized functions, such as facilities and information technology of FMC to support its operations. Accordingly, a portion of the shared service costs were historically allocated to Livent. FMC also performed certain corporate functions for Livent. The corporate expenses related to Livent have been allocated from FMC. These allocated costs are primarily related to certain governance and corporate functions such as finance, internal audit, treasury, tax, human resources benefits and compensation, legal, investor relations, and certain other costs. Where it is possible to specifically attribute such expenses to activities of Livent, these amounts have been charged or credited directly to Livent without allocation or apportionment. Allocation of other such expenses is based on a reasonable reflection of the utilization of the service provided to or benefits received by Livent during the periods presented on a consistent basis, such as, but not limited to, a relative percentage of headcount, tangible assets, third-party sales, cost of goods sold or segment operating profit, defined by FMC as segment revenue less operating expenses. The aggregate costs allocated for these functions to Livent are included in “Corporate allocations” within the consolidated and combined statements of operations and are shown in detail within the following table.

	Year Ended December 31,
(in Millions)	2018 (5)	2017
Livent shared service costs (1)	$4.6	$5.4
FMC Corporate shared service costs allocated to Livent (2)	1.9	3.8
Stock compensation expense (3)	2.7	2.6
FMC Corporate expense allocation (4)	6.5	10.3
Total Corporate allocations	$15.7	$22.1

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

____________________

(1)
Represents Livent’s portion of shared service costs historically allocated to Livent through the October 15, 2018 Separation Date. Does not include $6.4 million and $7.1 million for the years ended December 31, 2018 and 2017, respectively, of shared service costs historically allocated to and recorded within “Cost of sales” on the consolidated and combined statements of operations.

(2)	Amounts represent the FMC's Corporate shared service cost allocated to Livent.

(3)
Stock compensation expense represents the allocation of the FMC’s Corporate stock compensation expense and the costs specifically identifiable to Livent employees. These amounts exclude the previously allocated portion included within Livent's shared service costs of $0.6 million and $0.8 million for the years ended December 31, 2018 and 2017, respectively.

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
Our method of calculating the general formula consists of estimating the recoverability of trade receivables based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. Our analysis of trade receivable collection risk is performed quarterly, and the allowance is adjusted accordingly. The allowance for trade receivable was $0.3 million and less than $0.1 million as of December 31, 2019 and 2018, respectively. The provision to the allowance for receivables charged against operations was $0.3 million and less than $0.1 million for the years ended December 31, 2019 and 2018, respectively. There was no provision to the allowance for trade receivables charged against operations for the year ended December 31, 2017.
Inventories. Inventories are stated at the lower of cost or market value. Inventory costs include those costs directly attributable to products before sale, including all manufacturing overhead but excluding distribution costs. All inventories are determined on a first-in, first-out (“FIFO”) basis. On October 1, 2019, the Company elected to change its method of valuing its domestic inventories, excluding materials and supplies, to the FIFO method, whereas in all prior years all domestic inventories, excluding materials and supplies, were determined on a last-in, first-out (“LIFO”) basis. The new method of accounting for domestic inventories was adopted to cause inventories to be valued on a consistent basis throughout the Company and because the FIFO

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

basis improves matching of cost of sales with the related revenues. In accordance with ASC 250, Accounting Changes and Error Corrections, the comparative financial statements of prior years have been adjusted to apply the new method retrospectively. See Note 5 for more information.
Property, plant and equipment. We record property, plant and equipment, including capitalized interest, at cost. We recognize acquired property, plant and equipment, from acquisitions at its estimated fair value. Depreciation is provided principally on the straight-line basis over the estimated useful lives of the assets. The major classifications of property, equipment and software, including their respective expected useful lives, consisted of the following:

Asset type	Useful Life
Land	—
Land improvements	20 years
Buildings	20-40 years
Machinery and Equipment	3-18 years
Software	3-10 years
Gains and losses are reflected in income upon sale or retirement of assets. Expenditures that extend the useful lives of property, plant and equipment or increase productivity are capitalized. Ordinary repairs and maintenance are expensed as incurred through operating expense.
Capitalized interest. For the years ended December 31, 2019, 2018 and 2017 we capitalized interest expense of $5.7 million, $0.2 million and $1.5 million, respectively. These costs were associated with the construction of certain long-lived assets and have been capitalized as part of the cost of those assets. We amortize capitalized interest over the estimated useful lives of the assets.
Impairments of long-lived assets. We review the recoverability of the net book value of long-lived assets whenever events and circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the net book value, we recognize an impairment loss equal to an amount by which the net book value exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. There were no impairments during the three years ended December 31, 2019.
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
The carrying amounts for the AROs for the years ended December 31, 2019 and 2018 are $0.2 million and $0.2 million, respectively. These amounts are included in "Other long-term liabilities" on the consolidated balance sheets.
Deferred compensation plan. FMC has a deferred compensation plan, in which highly compensated Lithium Business employees were eligible to participate prior to the IPO. In 2019, all existing account balances of Livent employee participants under the FMC deferred compensation plan were transferred to the Livent Nonqualified Saving Plan ("Livent NQSP") deferred compensation plan. We have established a trust fund administered by a third party to provide funding for benefits payable under the Livent NQSP to which highly compensated Livent employees can elect to defer part of their compensation. The assets held in the trust consist of money market investments, a managed portfolio of equity securities and Livent common stock. For each reporting period, the Company records a net mark-to-market adjustment to Selling, general & administrative expense in our condensed consolidated statements of operations for the investments in the trust fund and the corresponding obligation to participants in the Livent NQSP. The money market investments and equity securities assets are included in Other assets in the accompanying consolidated balance sheets. The investments in Livent common stock under the Livent NQSP are included in Treasury stock on our consolidated balance sheets. The deferred compensation obligation to participants is included in Other long-

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

term liabilities on our consolidated balance sheets. See Note 15 and Note 17 for additional details on the Livent NQSP deferred compensation plan.
Financial instruments. Our financial instruments are trade receivables, trade payables, investments held in trust fund, and derivatives. Trade receivables and trade payables are recorded at cost, which approximates fair value due to the short-term nature of the instruments. Investments held in trust are for the Livent NQSP as discussed in "Deferred compensation plan" subsection above. Prior to the Separation, FMC entered into derivative contracts on Livent's behalf to hedge exposures at the corporate level. Prior to the Separation, these activities represented activities managed at the corporate level and were not specific to our business, the associated assets or liabilities related to these transactions were not included in the consolidated balance sheets, but the gains or losses associated with these transactions were included in the consolidated and combined statements of operations as these costs are deemed costs incurred to run our business. Subsequent to the Separation, Livent entered into derivative contracts to hedge exposures and the associated assets or liabilities were recorded in our consolidated balance sheets and the gains or losses associated with these transactions were included in the consolidated and combined statements of operations.
Leases. We adopted ASC 842 and elected the modified retrospective transition method which required an application date of January 1, 2019. Under the modified retrospective transition method, all prior period disclosures continue to be in accordance with ASC 840.
The Company determines if an arrangement is a lease at the inception of the contract. Our operating leases are included in Operating lease right-of-use ("ROU") assets, Operating lease liabilities - current, and Operating lease liabilities - long term in the consolidated balance sheets. The operating lease ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit interest rate, we utilize an estimated incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. In determining the discount rate used in the present value calculation, the Company has elected to apply the portfolio approach for leases provided the leases commenced at or around the same time. This election allows the Company to account for leases at a portfolio level provided that the resulting accounting at this level would not differ materially from the accounting at the individual lease level. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
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
Most of the Company's leases for corporate facilities contain terms for renewal and extension of the lease agreement. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company includes the lease extensions when it is reasonably certain we will exercise the extension. The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or any material restrictive covenants. We currently do not have any finance leases. See Note 16 for information on related disclosures regarding leases.
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

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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
Income and other taxes. We provide current income taxes on income reported for financial statement purposes adjusted for transactions that do not enter into the computation of income taxes payable and recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Prior to separation, pursuant to the tax matters agreement with FMC, in jurisdictions where we file consolidated returns with FMC, we have recorded our allocated share of the consolidated liability as part of the income tax payable in our consolidated balance sheets. In taxing jurisdictions where we file as a standalone entity we have recorded the tax liability/benefit to income tax payable/receivable. We do not provide income taxes on the equity in undistributed earnings of consolidated foreign subsidiaries as it is our intention that such earnings will remain invested in those companies.
Segment information. We operate as one reportable segment based on the commonalities among our products and services and the manner in which we review and evaluate operating performance. Geographical revenue disclosures based on the location of our customers are included in Note 4 within these consolidated and combined financial statements.
Stock-based compensation. Prior to the consummation of the Separation, we did not sponsor any stock compensation plans. Instead, our eligible employees participated in FMC’s sponsored stock-based compensation plans. Prior to the consummation of the Separation, our employees continued to participate in the FMC’s stock-based compensation plans and we recognized stock-based compensation expense based on the awards granted to our employees. We also recorded an allocation of stock-based compensation for corporate employees based on segment operating profit, defined by FMC as segment revenue less operating expenses. Stock-based compensation expense for the three years ended December 31, 2019 has been recognized for all share options and other equity-based arrangements. Stock-based compensation cost is measured at the date of grant, based on the fair value of the award, and is recognized over the employee’s requisite service period. We made a policy election to recognize forfeitures in stock based compensation expense as they occur. See Note 12 for more information.
In March 2019, Livent registered 2,000,000 shares of Livent common stock for issuance pursuant to awards under the Livent Corporation Incentive Compensation and Stock Plan (the "Livent Plan"). As of December 31, 2019, there were 6,290,000 shares of Livent common stock authorized and registered for issuance under the Livent Plan.
Pension and other postretirement benefits. FMC provides a range of benefits, including pensions, postretirement and postemployment benefits to eligible current and former employees, of which certain of our employees participate. For purposes of the Livent's consolidated and combined financial statements, the U.S. defined benefit plan is being treated as a multiple employer plan. Accordingly, the benefit obligations, plan assets and accumulated other comprehensive income (loss) amounts are not shown in the consolidated balance sheets.
In connection with the Separation, the United Kingdom defined benefit pension plan (“U.K. Plan”), a legal obligation of the Livent United Kingdom legal entity, has been included in the Livent financial statements up to the point of plan termination as described below. In 2016, FMC made a $20.7 million payment into our U.K. Plan in order to annuitize the remaining pension obligation. This action removed all future funding requirements for this plan. The assets of $45.2 million supporting the remaining pension obligation were moved into an annuity at December 31, 2016 which qualified as a Level 3 investment in the fair value hierarchy. In October 2017, FMC completed the buy-out of the annuity, completing the plan termination and relieving FMC of the pension liability for the U.K. Plan. The termination resulted in a settlement charge of $32.5 million. See Note 11 for more information.
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

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

we cannot reasonably estimate the period for which such OM&M plans will need to be in place or the future annual cost of such remediation, as conditions at these environmental sites change over time. Such additional OM&M costs could be significant in total but would be incurred over an extended period of years.
Environmental remediation charges represent the costs for the continuing charges associated with environmental remediation at operating sites from previous years and from products that are no longer manufactured. Livent has one environmental remediation site located in Bessemer City, North Carolina. The charges associated with the cost of remediation for the years ended December 31, 2019, 2018 and 2017 are $0.9 million, $0.2 million and $0.4 million, respectively. These amounts are recorded as a component within “Restructuring and other charges” on the consolidated and combined statements of operations. The total environmental remediation liability as of December 31, 2019 and 2018 was $6.9 million and $6.4 million, respectively.
Foreign currency. We translate the assets and liabilities of our foreign operations at exchange rates in effect at the balance sheet date. For foreign operations for which the functional currency is not the U.S. dollar, we record translation gains and losses as a component of accumulated other comprehensive loss in equity. The foreign operations’ statements of operations are translated at the monthly exchange rates for the period. Transactions denominated in foreign currency other than our functional currency of the operation are recorded upon initial recognition at the exchange rate at the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the functional currency at the exchange rate at that date. Exchange rate differences are recognized as foreign currency transaction gain or loss recorded as a component of Costs of sales in our consolidated and combined statements of operations. We recorded transaction and remeasurement (losses)/gains of $(14.8) million, $2.4 million and $2.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Note 3: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items

New Accounting guidance and regulatory items
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in this ASU aimed to simplify the accounting for income taxes by removing certain exceptions to the general principle in Topic 740. The amendments also contain improvements and clarifications of certain guidance in Topic 740. The new amendments are effective for fiscal years beginning after December 15, 2020 (i.e. a January 1, 2021 effective date), with early adoption permitted. We believe the adoption will not have material impact on our consolidated and combined financial statements.
In November 2019, FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The amendments in this ASU contain improvements and clarifications of certain guidance in Topic 326. The new amendments are effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date), with early adoption permitted. We believe the adoption will not have a material impact on our consolidated and combined financial statements.
In March 2019, FASB issued ASU No. 2019-01, Codification Improvements to Leases (Topic 842): Amendments to the FASB Accounting Standards Codification. The amendments in this ASU contain improvements and clarifications of certain guidance in Topic 842. The new amendments are effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date), with early adoption permitted for fiscal years beginning after December 15, 2018. We believe the adoption will not have a material impact on our consolidated and combined financial statements.
In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this update affect a variety of Topics in the Codification and represent changes to clarify, correct errors in, or improve the Codification. Subsequently, in May 2019 the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses ( Topic 326) Targeted Transition Relief. The amendments in this Update provide entities with targeted transition relief that is intended to increase comparability of financial statement information for some entities that otherwise would have measured similar financial instruments using different measurement methodologies. The new amendments are effective for the fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date). We believe the adoption will not have a material impact on our consolidated and combined financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 remove the disclosure requirements related to transfers between Level 1 and Level 2 and the valuation processes for Level 3 measurements in Topic 820. Additional disclosures under this Topic are related to Level 3 fair value measurements related to changes in unrealized gains and losses and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The new amendments are effective for the fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date). We believe the adoption will not have a material impact on our consolidated and combined financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new standard is effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date). We believe the adoption will not have a material impact on our consolidated and combined financial statements.
Recently adopted accounting guidance
In August 2018, the FASB issued ASU No. 2018-15, Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard is effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date) with early adoption permitted in any interim period. We elected to early adopt ASU 2018-15 effective July 1, 2019, using the prospective transition method. The adoption did not have a material impact on our consolidated and combined financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This new standard permits a company to reclassify the income tax effects of the change in the U.S federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances as well as other income tax effects

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

related to the application of the Tax Cuts and Jobs Act ("Tax Act") within accumulated other comprehensive income (“AOCI”) to retained earnings. There are also new required disclosures such as a description of the accounting policy for releasing income tax effects from AOCI as well as certain disclosures in the period of adoption if a company elects to reclassify the income tax effects. The new standard is effective for fiscal years beginning after December 15, 2018 (i.e. a January 1, 2019 effective date), and interim periods within those fiscal years. The adoption did not have a material impact on our consolidated and combined financial statements .
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815). This ASU amends and simplifies existing hedge accounting guidance and allows for more hedging strategies to be eligible for hedge accounting. In addition, the ASU amends disclosure requirements and how hedge effectiveness is assessed. The new standard is effective for fiscal years beginning after December 15, 2018 (i.e. a January 1, 2019 effective date), with early adoption permitted in any interim period after issuance of this ASU. The adoption did not have a material impact on our consolidated and combined financial statements.
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

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Note 4: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and by product categories.
The following table provides information about disaggregated revenue by major geographical region:

	Year Ended December 31,
(in Millions)	2019	2018	2017
North America (1)	$76.2	$84.4	$81.4
Latin America	1.0	2.0	2.0
Europe, Middle East & Africa	59.0	74.5	59.5
Asia Pacific (1)	252.2	281.6	204.5
Total Revenue	$388.4	$442.5	$347.4
____________________

(1)
In 2019, countries with sales in excess of 10% of combined revenue consisted of Japan, the U.S. and China. Sales for the year ended December 31, 2019 for Japan, the U.S. and China totaled $160.4 million, $75.2 million and $53.2 million, respectively, while sales for the year ended December 31, 2018 totaled $116.5 million, $82.4 million and $118.6 million, respectively, and sales for the year ended December 31, 2017 totaled $92.2 million, $78.5 million and $69.9 million, respectively.

For the years ended December 31, 2019, 2018 and 2017, one customer accounted for approximately 28%, 14% and 14% of total revenue, respectively and our 10 largest customers accounted in aggregate for approximately 60%, 53% and 45% of our revenue, respectively. A loss of any material customer could have a material adverse effect on our business, financial condition and results of operations.
The following table provides information about disaggregated revenue by major product category:

	Year Ended December 31,
(in Millions)	2019	2018	2017
Lithium Hydroxide	$213.8	$222.7	$157.5
Butyllithium	99.9	99.0	91.3
High Purity Lithium Metal and Other Specialty Compounds	52.4	62.5	58.1
Lithium Carbonate and Lithium Chloride	22.3	58.3	40.5
Total Revenue	$388.4	$442.5	$347.4
Our lithium hydroxide and butyllithium products are developed and sold to global and regional customers in the electric vehicle, polymer and specialty alloy metals market. Lithium hydroxide products are used in advanced batteries for hybrid electric, plug-in hybrid, and all-electric vehicles as well as other products that require portable energy storage such as smart phones, tablets, laptop computers, and military devices. Lithium hydroxide is also sold into grease applications for use in automobiles, aircraft, railcars and agricultural and other types of equipment. Butyllithium products are primarily used as polymer initiators and in the synthesis of pharmaceuticals. High purity lithium metal and other specialty compounds include lithium phosphate, pharmaceutical-grade lithium carbonate, high purity lithium chloride and specialty organics. Additionally, we sell whatever lithium carbonate and lithium chloride we do not use internally to our customers for various applications.
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

	Balance as of
(in Millions)	December 31, 2019	December 31, 2018	Increase (Decrease)
Receivables from contracts with customers, net of allowances	$90.0	$141.4	$(51.4)
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

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

forecasts are not met. Accordingly, we have determined that these are optional purchases and do not represent material rights and are not considered as unsatisfied (or partially satisfied) performance obligations for the purposes of this disclosure.
Occasionally, we may enter into multi-year take or pay supply agreements with customers. The aggregate amount of revenue expected to be recognized related to these contracts’ performance obligations that are unsatisfied or partially satisfied is approximately $49 million in 2020. These approximate revenues do not include amounts of variable consideration attributable to contract renewals or contract contingencies. Based on our past experience with the customers under these arrangements, we expect to continue recognizing revenue in accordance with the contracts as we transfer control of the product to the customer (refer to the sales of goods section for our determination of transfer of control). However, in the case a shortfall of volume purchases occurs, we will recognize the amount payable by the customer over the remaining performance obligations in the contract.
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

Note 5: Inventories, Net
Inventories consisted of the following:

	December 31,
(in Millions)	2019	2018
Finished goods	$45.3	$22.2
Semi-finished goods	48.8	36.6
Raw materials, supplies, and other	19.3	14.5
FIFO inventory, net	$113.4	$73.3
On October 1, 2019, the Company elected to change its method of valuing its domestic inventories, excluding materials and supplies, to the first-in, first-out ("FIFO") method, whereas in all prior years all domestic inventories, excluding materials and supplies, were determined on a last-in, first-out (“LIFO”) basis. The new method of accounting for domestic inventories was adopted to cause inventories to be valued on a consistent basis throughout the Company and because the FIFO basis improves matching of cost of sales with the related revenues.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The comparative financial statements of prior years have been adjusted to apply the new method retrospectively:

Statement of operations
(in Millions)
2019	As computed under LIFO	As reported under FIFO	Effect of change
Revenue	$388.4	$388.4	$—
Cost of sales	273.8	273.5	(0.3)
Gross margin	114.6	114.9	0.3
Income from operations before income taxes	57.5	57.8	0.3
Income tax expense	7.5	7.6	0.1
Net income	$50.0	$50.2	$0.2

2018	As originally reported	As adjusted	Effect of change
Revenue	$442.5	$442.5	$—
Cost of sales	236.8	236.2	(0.6)
Gross margin	205.7	206.3	0.6
Income from operations before income taxes	153.1	153.7	0.6
Income tax expense	27.0	27.1	0.1
Net income	$126.1	$126.6	$0.5

2017	As originally reported	As adjusted	Effect of change
Revenue	$347.4	$347.4	$—
Cost of sales	198.6	199.6	1.0
Gross margin	148.8	147.8	(1.0)
Income from operations before income taxes	70.1	69.1	(1.0)
Income tax expense	27.9	27.6	(0.3)
Net income	$42.2	$41.5	$(0.7)

Balance Sheet
(in Millions)
December 31, 2019	As computed under LIFO	As reported under FIFO	Effect of change
Inventory	$113.1	$113.4	$0.3
Total assets	$113.1	$113.4	$0.3

Income taxes	$0.8	$0.9	$0.1
Total liabilities	$0.8	$0.9	$0.1
Common stock	0.1	0.1	—
Retained earnings	76.4	76.6	0.2
Capital in excess of par value of common stock	516.4	516.4	—
Accumulated other comprehensive loss	(48.3)	(48.3)	—
Treasury stock	(0.8)	(0.8)	—
Total equity	543.8	544.0	0.2
Total liabilities and equity	$544.6	$544.9	$0.3

December 31, 2018	As originally reported	As adjusted	Effect of change
Inventory	$71.8	$73.3	$1.5
Total assets	$71.8	$73.3	$1.5

Income taxes	$1.6	$1.4	$(0.2)
Total liabilities	$1.6	$1.4	$(0.2)
Common stock	0.1	0.1	—
Retained earnings	25.9	26.4	0.5
Capital in excess of par value of common stock	511.1	512.3	1.2
Accumulated other comprehensive loss	(49.2)	(49.2)	—
Total equity	487.9	489.6	1.7
Total liabilities and equity	$489.5	$491.0	$1.5
As a result of the accounting change, Net parent investment as of January 1, 2017, increased from $387.3 million, as originally reported using the LIFO method, to $389.2 million using the FIFO method.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Statement of cash flows
(in Millions)
2019	As computed under LIFO	As reported under FIFO	Effect of change
Net income	$50.0	$50.2	$0.2
Adjustments to reconcile net income to cash provided by operating activities:
Change in excess of FIFO cost over LIFO cost	0.3	—	(0.3)
Income taxes	(0.8)	(0.7)	0.1
Net cash provided by operating activities	49.5	49.5	—
Net increase in cash and cash equivalents	(11.5)	(11.5)	—
Cash and cash equivalents, beginning of period	28.3	28.3	—
Cash and cash equivalents, end of period	$16.8	$16.8	$—

2018	As originally reported	As adjusted	Effect of change
Net income	$126.1	$126.6	$0.5
Adjustments to reconcile net income to cash provided by operating activities:
Change in excess of FIFO cost over LIFO cost	0.6	—	(0.6)
Income taxes	(5.2)	(5.1)	0.1
Net cash provided by operating activities	121.5	121.5	—
Net increase in cash and cash equivalents	27.1	27.1	—
Cash and cash equivalents, beginning of period	1.2	1.2	—
Cash and cash equivalents, end of period	$28.3	$28.3	$—

2017	As originally reported	As adjusted	Effect of change
Net income	$42.2	$41.5	$(0.7)
Adjustments to reconcile net income to cash provided by operating activities:
Change in excess of FIFO cost over LIFO cost	(1.0)	—	1.0
Income taxes	6.7	6.4	(0.3)
Net cash provided by operating activities	47.9	47.9	—
Net increase in cash and cash equivalents	(2.8)	(2.8)	—
Cash and cash equivalents, beginning of period	4.0	4.0	—
Cash and cash equivalents, end of period	$1.2	$1.2	$—

Note 6: Property, Plant and Equipment, Net
Property, plant and equipment consisted of the following:

	December 31,
(in Millions)	2019	2018
Land and land improvements	$85.2	$78.8
Buildings	68.3	53.7
Machinery and equipment	274.1	250.7
Construction in progress	243.4	85.6
Total cost	$671.0	$468.8
Accumulated depreciation	(202.2)	(193.1)
Property, plant and equipment, net	$468.8	$275.7

Depreciation expense was $19.1 million, $15.0 million, and $14.9 million in 2019, 2018 and 2017, respectively.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Note 7: Restructuring and Other Charges
In 2017, we began restructuring efforts at our manufacturing site located in Bessemer City, North Carolina. The objective of this restructuring plan is to optimize both the assets and cost structure by reducing certain production lines at the plant. The restructuring decision resulted primarily in shutdown costs. In the second quarter of 2019 we incurred severance-related costs pursuant to corporate management changes. The following table shows total restructuring and other charges included in the consolidated and combined statements of operations:

	Year Ended December 31,
(in Millions)	2019	2018	2017
Restructuring charges:
Demolition and exit charges (1)	$—	$1.9	$4.2
Asset disposal charges (2)	—	0.5	4.0
Other charges:
Corporate severance-related costs (3)	3.5	—	0.1
Environmental remediation (4)	0.9	0.2	0.4
Other (5)	1.8	—	—
Total restructuring and other charges	$6.2	$2.6	$8.7
___________________
(1) Primarily represents costs associated with demolition and other miscellaneous exit costs.
(2) Primarily represents fixed asset write-offs which were or are to be abandoned.
(3) 2019 represents severance costs and stock-based compensation expense for accelerated vesting related to corporate management changes.
(4) Costs associated with environmental remediation with respect to certain discontinued products. There is one environmental remediation site in Bessemer City, North Carolina. See Note 8 for more details.
(5) Includes legal fees related to IPO securities litigation incurred in 2019. See Note 16 for more details.
Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending. These amounts exclude asset retirement obligations.

(in Millions)	Restructuring Reserve Total (1)
Balance December 31, 2017	$2.9
Change in reserves (2)	1.9
Cash payments	(1.2)
Balance December 31, 2018	$3.6
Cash payments	(0.3)
Balance December 31, 2019	$3.3
____________________

(1)	Included in "Accrued and other current liabilities" on the consolidated balance sheets.

(2)	Primarily related to facility shutdowns and other miscellaneous exit costs.

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

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. As of the periods presented, the Bessemer City site located in North Carolina is the only site for which we have a reserve. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation can be made. Accordingly, total reserves of $6.9 million and $6.4 million existed for the years ended December 31, 2019 and 2018, respectively.
The estimated reasonably possible environmental loss contingencies exceed amount accrued by approximately $3.2 million at December 31, 2019. This reasonably possible estimate is based upon information available as of the date of the filing and the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to the site.
Although potential environmental remediation expenditures in excess of the reserves and estimated loss contingencies could be significant, the impact on our future consolidated and combined financial results is not subject to reasonable estimation due to numerous uncertainties concerning the nature and scope of possible contamination, identification of remediation alternatives under constantly changing requirements, selection of new and diverse clean-up technologies to meet compliance standards, and the timing of potential expenditures. The liabilities arising from potential environmental obligations that have not been reserved for at this time may be material to any one quarter’s or year’s results of operations in the future. However, we believe any liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below is a roll forward of our total environmental reserves from December 31, 2017 to December 31, 2019.

(in Millions)	Environmental Reserves Total
Balance December 31, 2017	$6.4
Change in reserves	0.2
Cash payments	(0.2)
Balance December 31, 2018	$6.4
Change in reserves	0.9
Cash payments	(0.4)
Balance December 31, 2019	$6.9

The table below provides detail of current and long-term environmental reserves.

	December 31,
(in Millions)	2019	2018
Environmental reserves, current (1)	$0.5	$0.5
Environmental reserves, long-term (2)	6.4	5.9
Total environmental reserves	$6.9	$6.4
______________

(1)	These amounts are included within “Accrued and other liabilities” on the consolidated balance sheets.

(2)	These amounts are included in "Environmental liabilities" on the consolidated balance sheets.

Note 9: Income Taxes
Domestic and foreign components of income from operations before income taxes are shown below:

	Year Ended December 31,
(in Millions)	2019	2018	2017
Domestic	$9.9	$39.2	$29.8
Foreign	47.9	114.5	39.3
Total	$57.8	$153.7	$69.1

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes attributable to income from operations consisted of:

	Year Ended December 31,
(in Millions)	2019	2018	2017
Current:
Federal (1)	$3.5	$11.8	$22.8
Foreign	7.4	18.4	4.6
State	0.1	—	0.9
Total current	$11.0	$30.2	$28.3
Deferred:
Federal (2)	$1.2	$(0.1)	$(2.3)
Foreign	(4.8)	(2.9)	1.7
State	0.2	(0.1)	(0.1)
Total deferred	(3.4)	(3.1)	(0.7)
Total	$7.6	$27.1	$27.6
____________________

(1)	The years ended December 31, 2018 and December 31, 2017 include the one-time impacts of the of the Tax Act, primarily related to transition tax.

(2)	The year ended December 31, 2017 include the one-time impacts of the Tax Act, primarily related to the measurement of the Company’s U.S. domestic net deferred tax liabilities.
The effective income tax rate applicable to income from operations before income taxes was different from the statutory U.S. federal income tax rate due to the factors listed in the following table:

	Year Ended December 31,
(in Millions)	2019	2018	2017
U.S. Federal statutory rate	$12.1	$32.2	$24.5
Impacts of Tax Cuts and Jobs Act Enactment (1)	—	0.6	11.1
Foreign earnings subject to different tax rates	(3.6)	(3.8)	(2.6)
Foreign derived intangible income (2)	(1.1)	(1.7)	—
State and local income taxes, less federal income tax benefit	0.3	(0.1)	0.5
Manufacturer's production deduction and miscellaneous tax credits	—	—	(1.2)
Tax on intercompany dividends and deemed dividends for tax purposes	4.4	4.1	—
Changes to unrecognized tax benefits	0.6	0.4	0.6
Other permanent items	(0.8)	(2.2)	(2.3)
Change in valuation allowance	0.3	2.2	(3.0)
Exchange gains and losses (2)	(1.8)	(4.0)	1.4
Other(3)	(2.8)	(0.6)	(1.4)
Total Tax Provision	$7.6	$27.1	$27.6
____________________

(1)	Includes the one-time impacts of the of the Tax Act, primarily related to transition tax and the decrease to the U.S. tax rate, further discussed above within this Note.

(2)
Includes the impact of transaction gains or losses on net monetary assets for which no corresponding tax expense or benefit is realized and the tax provision for statutory taxable gains or losses in foreign jurisdictions for which there is no corresponding amount in income before taxes.

(3)	The year ended December 31, 2019 includes a $3.2 million tax benefit due to revisions to our tax liabilities upon completion of prior year tax returns.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Significant components of our deferred tax assets and liabilities were attributable to:

	December 31,
(in Millions)	2019	2018
Environmental and restructuring	$1.3	$2.3
Pension and other postretirement benefits	—	0.9
Net operating loss carry-forwards	8.1	2.6
Other assets and reserves	5.1	6.6
Deferred tax assets	$14.5	$12.4
Valuation allowance, net	(4.1)	(2.1)
Deferred tax assets, net of valuation allowance	$10.4	$10.3
Property, plant and equipment, net	(8.9)	(9.8)
Deferred tax liabilities	(8.9)	(9.8)
Net deferred tax assets	$1.5	$0.5

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
At December 31, 2019, we had total foreign net operating loss carry-forwards of $8.1 million (tax effected) in India, the Netherlands, Switzerland, Argentina and U.K. expiring over various tax years. The tax losses incurred in Switzerland and the Netherlands of $4.0 million are attributable to restructuring that occurred in 2018 in connection with the IPO. The activities in these jurisdictions are non-operational in nature and provide for limited forecasts of future taxable income. As a result, we have recorded a valuation allowance through income tax expense for the years ended December 31, 2018 and 2019.
Taxable income and/or loss generated by us will be included in consolidated income tax returns of FMC when filing in jurisdictions where such filings are required, with all income tax payments made by the Parent to the taxing authorities. U.S. federal, state, and foreign income tax balances calculated in the current year tax expense as part of FMC’s consolidated tax returns.  For the year ending December 31, 2019 we are expecting total U.S. federal and state tax liabilities of $1.6 million, of which a portion will be paid to FMC as a reimbursement since our activity for the two months period ending February 28, 2019 is being included on their consolidated tax returns.
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
We file tax returns in various jurisdictions. Pursuant to the TMA with FMC we have recorded amounts in uncertain tax positions at December 31, 2018 for tax positions that relate to our legacy business before IPO. In jurisdictions where we filed consolidated returns with FMC, and do not maintain the entity at IPO, our uncertain tax positions have been reduced as of December 31, 2019. We have recorded a $1.1 million indemnification asset from FMC regarding uncertain tax positions that are related to our legacy business before IPO and for which we are indemnified by FMC. As of December 31, 2018, the U. S. federal and state income tax returns are open for examination and adjustment for the 2018 tax year. Our significant foreign jurisdictions, which total 3, are open for examination and adjustment during varying periods from 2015 - 2018.
As of December 31, 2019, we had total unrecognized tax benefits of $2.4 million, of which $0.2 million would favorably impact the effective tax rate from operations if recognized. As of December 31, 2018, we had total unrecognized tax benefits of $2.6 million, of which $0.1 million would unfavorably impact the effective tax rate if recognized. Interest and penalties related to

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

unrecognized tax benefits are reported as a component of income tax expense. For the years ended December 31, 2019, 2018 and 2017, we recognized interest and penalties of $0.2 million, $0.3 million, and $0.3 million, respectively, in the consolidated and combined statements of income. As of December 31, 2019 and 2018, we have accrued interest and penalties in the consolidated balance sheets of $0.4 million and $0.3 million, respectively.

Due to the potential for resolution of federal, state, or foreign examinations, and the expiration of various jurisdictional statutes of limitation, it is reasonably possible that our liability for unrecognized tax benefits will decrease within the next 12 months by a range of zero to $1.0 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in Millions)	2019	2018	2017
Balance at beginning of year	$2.6	$7.5	$7.3
Increases related to positions taken in the current year	0.9	0.6	1.3
Increases for tax positions on acquisitions	—	(0.7)	—
Decreases related to positions taken in prior years	—	(1.1)	—
Decreases related to lapse of statutes of limitations	(1.1)	(0.4)	(1.3)
Increase in unrecognized tax benefits due to foreign currency translation	—	(3.3)	0.2
Balance at end of year (1)	$2.4	$2.6	$7.5
____________________

(1)
At December 31, 2019, 2018, and 2017 we recognized an offsetting non-current asset of $2.5 million, $3.2 million, and $5.1 million respectively, relating to specific uncertain tax positions presented above. We have recorded a $1.5 million indemnification liability at December 31, 2019 to FMC for assets where the offsetting uncertain tax position is with FMC.

Note 10: Debt
Long-term debt:
Long-term debt consists of the following:

	Interest Rate Percentage		Maturity Date	As of December 31,
(in Millions)	LIBOR borrowings	Base rate borrowings		2019	2018
Revolving Credit Facility (1)	3.8%	5.8%	2023	$154.6	34.0
Total long-term debt (2)				$154.6	$34.0
____________________

(1)
As of December 31, 2019 and 2018, there were $11.0 million and $10.3 million, respectively, in letters of credit outstanding under our Revolving Credit Facility and available funds under this facility were $234.4 million and $355.7 million at December 31, 2019 and 2018, respectively.

(2)	As of December 31, 2019 and 2018, the Company had no debt maturing within one year.

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

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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
Maturities of long-term debt
Maturities of long-term debt outstanding under the Revolving Credit Facility, at December 31, 2019, are $154.6 million in 2023.
Covenants
Among other restrictions, our Revolving Credit Facility contains financial covenants applicable to Livent and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our maximum allowable net leverage ratio is 3.5 and our minimum allowable interest coverage ratio is 3.5. We were in compliance with all covenants at December 31, 2019.

Note 11: Pension and Other Postretirement Benefits
Certain of our employees, who continued to be employees of FMC until consummation of the Separation described in Note 1, participated in certain funded defined benefit pension and other domestic postretirement plans sponsored by FMC (the “Benefit Plans”), which include participants from FMC’s other business. For the year ended December 31, 2016, FMC had a U.S. qualified plan and nonqualified plan (the “U.S. Plans”) and a United Kingdom (the “U.K. Plan”), Ireland, Belgium, and Norway defined benefit pension plan. The Ireland, Belgium and Norway defined benefit plans were related to the other FMC segments and did not support the Lithium Business. FMC has certain defined benefit pension plans that are specifically designated only for Lithium employees that are included within the consolidated balance sheets. The majority of qualifying employees participate in the FMC-sponsored pension plans that are accounted for by the Lithium Business as multiple employer plans that are not included within the consolidated balance sheets.
For the years ended December 31, 2018 and 2017, we recorded net annual periodic pension costs of $0.5 million and $32.5 million, respectively. These include pension costs allocated through FMC’s shared service cost allocation of $0.9 million and $1.2 million for each of the years ended December 31, 2018 and 2017, respectively. There were no cost allocations for the year ended December 31, 2019.
U.S. Plans
We did not record an asset or liability in the consolidated balance sheets to recognize the funded status of the U.S. Plans. Instead, we recorded net pension cost for the U.S. Plan. This net expense represents an approximation of our portion of FMC’s net annual periodic pension cost of the U.S. Plan. The Lithium Business’ portion of FMC’s net annual periodic pension cost was allocated based on Lithium employees’ relative participation in the plan.
In addition to the pension and other postretirement benefits, prior to eligibility for participation in the Livent Savings and Investment Plan (the "Livent Contribution Plan") defined contribution plan on January 1, 2019, our employees took part in the FMC Corporation Savings and Investment Plan (the “FMC Contribution Plan”). The FMC Contribution Plan is a defined contribution plan, which covers substantially all of FMC’s U.S. employees (which included our employees). For eligible Lithium employees participating in the FMC Contribution Plan, except for those covered by certain collective bargaining agreements, FMC made matching

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

contributions of 80% of the portion of those contributions up to five percent of the employee’s compensation. Additionally, effective July 1, 2007, all newly hired and rehired salaried and nonunion employees received an annual employer contribution of five percent of the employee’s eligible compensation, since these employees are no longer eligible to participate in FMC’s Benefit Plans. We recorded net expense of $0.5 million for December 31, 2018 and less than $0.1 million for the year ended December 31, 2017 for our employees’ participation in the FMC Contribution Plan. On January 1, 2019 all of our employees' existing assets in the FMC Contribution Plan were transferred to the Livent Contribution Plan. The Company recorded expense of $3.9 million for the year ended December 31, 2019 for employer contributions to the Livent Contribution Plan. Effective January 1, 2019, Livent employees no longer participate in the FMC Contribution Plan.
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
The funded status of our U.K. Plan and net periodic benefit cost recognized in our consolidated and combined financial statements as of December 31, 2017 are shown in the tables below.
We are required to recognize in our consolidated balance sheets the overfunded and underfunded status of our defined benefit postretirement plans. The overfunded or underfunded status is defined as the difference between the fair value of plan assets and the projected benefit obligation. We are also required to recognize as a component of other comprehensive income the actuarial gains and losses and the prior service costs and credits that arise during the period.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

There was no defined benefit postretirement activity or balances for 2019 and 2018. The following table summarizes the components of our defined benefit postretirement plans and reflect a measurement date of December 31, 2017:

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
Amount recognized in the consolidated balance sheets:
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

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the weighted-average assumptions used for and the components of net annual benefit cost:

Year Ended December 31,
Pensions
(in Millions, except for percentages)	2017
Discount rate	1.35%
Expected return on plan assets	1.20%
Rate of compensation increase	N/A
Components of net annual benefit cost:
Interest cost	$0.5
Expected return on plan assets	0.5
Amortization of net actuarial and other loss	0.8
Recognized loss due to settlement	32.5
Net annual benefit cost	$34.3

For the year ended December 31, 2017, we recorded a settlement charge of $32.5 million related to the termination of the U.K. pension plan. We made contributions to our pension plan of $1.1 million for the year ended December 31, 2017. There were no further contributions to the pension plan for the years ended December 21, 2019 and 2018, respectfully.

Note 12: Stock-based Compensation
Livent Corporation Incentive Compensation and Stock Plan
Effective March 5, 2019, Livent registered 2,000,000 shares of Livent common stock which were authorized for issuance pursuant to awards under the Livent Corporation Incentive Compensation and Stock Plan (the "Livent Plan"). As of September 30, 2019, the total shares of Livent common stock authorized for issuance under the Livent Plan is 6,290,000 shares. The Livent Plan provides for the grant of a variety of cash and equity awards to officers, directors, employees and consultants, including stock options, restricted stock, restricted stock units (including performance units), stock appreciation rights, and management incentive awards. The Compensation and Organization Committee of the Livent Board of Directors (the “Livent Committee”) has the authority to amend the Livent Plan at any time, approve financial targets, award grants, establish performance objectives and conditions and the times and conditions for payment of awards.
Stock options granted under the Livent Plan may be incentive or nonqualified stock options. The exercise price for stock options may not be less than the fair market value of the stock at the date of grant. Awards granted under the Livent Plan vest or become exercisable or payable at the time designated by the Livent Committee. The options granted in 2019 will vest on the third anniversary of the date of grant, subject generally to continued employment. Incentive and nonqualified options granted under the Livent Plan expire not later than 10 years from the grant date.
Under the Livent Plan, awards of restricted stock units ("RSUs") vest over periods designated by the Livent Committee. The RSUs granted in 2019 to employees vest on the same schedule as the stock options granted in 2019. The RSUs granted to non-employee directors in 2019 vest at the Company's next annual meeting of stockholders following the grant date. Compensation cost is recognized over the vesting periods based on the market value of Livent common stock on the grant date of the award.
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

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Stock Compensation
We recognized the following stock compensation expense for awards under the Livent Plan:

	Year Ended December 31,
(in Millions)	2019	2018
Stock Option Expense, net of taxes of $0.4 and less than $0.1	$1.7	$0.2
Restricted Stock Expense, net of taxes of $0.8 and $0.1	2.8	0.2
Total Stock Compensation Expense, net of taxes of $1.2 and $0.1 (1)	$4.5	$0.4
____________________

(1)
Gross stock compensation charges of $4.3 million, $1.2 million and $0.2 million were recorded to "Selling, general and administrative expenses", "Restructuring and other charges", and "Separation-related costs", respectively, in our consolidated and combined statements of operations for the year ended December 31, 2019. For the year ended December 31, 2018, this expense is classified as "Selling, general and administrative expenses" in our consolidated and combined statements of operations. After the Separation, an additional $0.4 million of stock compensation expense, not included in the table above, was recorded net of taxes of $0.1 million in the fourth quarter of 2018 related to awards held by Livent employees that were issued under the FMC Corporation Incentive Compensation and Stock Plan.

Stock Options
The grant date fair values of the stock options granted in the year ended December 31, 2019, were estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The expected volatility assumption is based on the historical volatility of a group of twelve of our publicly traded peers that operate in the specialty chemical sector and five companies that have recently been spun off from larger publicly traded companies. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury securities with terms equal to the expected timing of stock option exercises as of the grant date. The dividend yield assumption reflects anticipated dividends on Livent's common stock. Livent stock options granted in 2019 cliff vest on the third anniversary following the grant date and expire ten years from the date of grant.
The following table contains Black Scholes valuation assumptions for stock option granted for the years ended December 31, 2019 and 2018:

	2019	2018
Expected dividend yield	—%	—%
Expected volatility	20.1% - 21.0%	21.7%
Expected life (in years)	6.5	6.75
Risk-free interest rate	1.86% - 2.55%	3.11%
The weighted-average grant date fair value of options granted during the years ended December 31, 2019 and 2018 was $3.26 per share and $5.23 per share, respectively.
The following table shows stock option activity, for the year ended December 31, 2019:

	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in Millions)
Outstanding December 31, 2018	716,256	9.8 years	$16.99	$—
Granted	62,360		$11.99
Forfeited	(86,616)		$14.52
Converted FMC awards	946,161
Outstanding December 31, 2019	1,638,161	6.4 years	$12.38	$0.5
Exercisable at December 31, 2019	474,781	3.9 years	$8.36	$0.4
As of December 31, 2019, we had total remaining unrecognized compensation cost related to unvested stock options of $2.4 million which will be amortized over the weighted-average remaining requisite service period of approximately 2.6 years.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Unit Awards
The grant date fair value of RSUs under the Livent Plan is based on the market price per share of Livent's common stock on the date of grant, and the related compensation cost is amortized to expense on a straight-line basis over the vesting period during which the employees perform related services, which for the RSUs granted in 2019 is cliff vesting on the third anniversary following the grant date.
The following table shows RSU activity for the year ended December 31, 2019:

	Restricted Stock Units
	Number of awards	Weighted-Average Grant Date Fair Value
Nonvested December 31, 2018	249,786	$16.94
Granted	218,489	$11.50
Vested	(111,204)	$11.79
Forfeited	(36,467)	$13.30
Converted FMC awards	311,387
Nonvested December 31, 2019	631,991	$12.62
The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2019 and 2018 was $11.50 per share and $16.94 per share, respectively.
As of December 31, 2019, there was total remaining unrecognized compensation cost related to unvested RSUs of $4.1 million which will be amortized over the weighted-average remaining requisite service period of approximately 2.3 years

FMC Corporation Incentive Compensation and Stock Plan ("FMC Plan")
FMC has a share-based compensation plan, in which Lithium Business employees were eligible to participate prior to the IPO. Prior to the IPO, the Lithium Business was allocated an apportioned amount of stock-based compensation expenses related to these awards based on the awards and terms previously granted to its employees as well as an allocation of FMC’s corporate employee expenses. The consolidated and combined financial statements include share-based compensation expense associated with our employees and FMC's costs that have been allocated to us based on awards and terms previously granted. The grant-date fair value of these awards is expensed over the vesting period during which employees perform related services. For the years ended December 31, 2019, 2018 and 2017, share-based compensation expense associated with the FMC Plan of $0.4 million, $2.7 million and $2.6 million was included in the consolidated and combined financial statement, respectively.
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

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Note 13: Equity
The following is a summary of our capital stock activity for the years ended December 31, 2019 and 2018:

	Issued	Treasury	Outstanding
Balance at December 31, 2017	—	—	—
Issued to FMC - transfer of Lithium Business assets	123,000,000	—	123,000,000
Initial public offering	20,000,000	—	20,000,000
Over-allotment Option Exercise	3,000,000	—	3,000,000
Balance at December 31, 2018	146,000,000	—	146,000,000
Adjusted FMC RSU awards (1)	5,092	—	5,092
Livent RSU awards	80,604	—	80,604
Purchases of treasury stock - deferred compensation plan	—	(104,012)	(104,012)
Balance at December 31, 2019	146,085,696	(104,012)	145,981,684
________________
(1) See Note 12 for more information on Adjusted FMC RSU awards held by FMC employees.

Accumulated other comprehensive loss
Summarized below is the roll forward of accumulated other comprehensive loss, net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive loss, net of tax at December 31, 2016	$(50.3)	$—	$(26.3)	$(76.6)
Other comprehensive loss before reclassifications	4.7	—	—	4.7
Amounts reclassified from accumulated other comprehensive loss	—	—	26.3	26.3
Accumulated other comprehensive loss, net of tax at December 31, 2017	$(45.6)	$—	$—	$(45.6)
Other comprehensive income before reclassifications	(2.4)	(1.2)	—	(3.6)
Accumulated other comprehensive loss, net of tax at December 31, 2018	$(48.0)	$(1.2)	$—	$(49.2)
Other comprehensive loss before reclassifications	(0.3)	—	—	(0.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.2	—	1.2
Accumulated other comprehensive loss, net of tax at December 31, 2019	$(48.3)	$—	$—	$(48.3)
____________________

(1)	See Note 15 for more information.

(2)	See Note 11 for more information.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Reclassifications of accumulated other comprehensive loss

The table below provides details about the reclassifications from accumulated other comprehensive loss and the affected line items in the consolidated and combined statements of income for each of the periods presented.

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss (1)			Affected Line Item in the Consolidated and Combined Statements of Income
	Year Ended December 31,
(in Millions)	2019	2018	2017
Derivative instruments
Foreign currency contracts	$1.3	$—	$—	Costs of sales
Total before tax	1.3	—	—
	(0.1)	—	—	Provision for income taxes
Amount included in net income	$1.2	$—	$—
Pension and other postretirement benefits (2)
Amortization of unrecognized net actuarial and other gains (losses)	$—	$—	$(0.8)	Non-operating pension (benefit)/settlement charges
Recognized loss due to settlement/curtailment	—	—	32.5	Non-operating pension (benefit)/settlement charges (3)
Total before tax	—	—	31.7
	—	—	(5.4)	Provision for income taxes
Amount included in net income	$—	$—	$26.3
Total reclassifications for the period	$1.2	$—	$26.3	Amount included in net income
____________________

(1)	Amounts in parentheses indicate charges to the consolidated and combined statements of income.

(2)	For detail on pension and other postretirement benefits, see Note 11.

(3)	The loss due to settlement for the year ended December 31, 2017 related to the charge to terminate the U.K. Plan. Refer to Note 11 for more information.

Dividends
For the years ended December 31, 2019, 2018 and 2017, we paid no dividends. We do not expect to pay any dividends in the foreseeable future.

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
The weighted average common shares outstanding for both basic and diluted earnings per share for periods prior to the Separation date was calculated, in accordance with ASC 260, Earnings Per Share (ASC 260), using 123 million shares of common stock outstanding, which reflects the number of shares held by FMC prior to the IPO.
In connection with our IPO, we issued 20 million shares of our common stock to the public at a public offering price of $17.00 per share. The IPO closed on October 15, 2018. On November 13, 2018 the Company closed on the sale of an additional 3 million shares of its common stock pursuant to the exercise of the over-allotment option. In accordance with ASC 260, the 23 million shares issued in connection with the IPO and Over-allotment Option Exercise will be included in earnings per share calculations for periods subsequent to the closing of the IPO and Over-allotment Option Exercise and are not included in the earning per share calculations for periods prior to the closing of the IPO and Over-allotment Option Exercise.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Per Share Data)	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income	$50.2	$126.6	$41.5

Denominator:
Weighted average common shares outstanding - basic	146.0	127.7	123.0
Weighted average additional shares assuming conversion of potential common shares (1)	0.4	—	—
Weighted average common shares outstanding - diluted	146.4	127.7	123.0

Basic earnings per common share:
Net income per weighted average share - basic	$0.34	$0.99	$0.34
Diluted earnings per common share:
Net income per weighted average share - diluted	$0.34	$0.99	$0.34
_______________________________

(1)	Dilutive common stock equivalents related to outstanding RSU awards for 2018 were less than 0.1 million.
Anti-dilutive stock options
For the years ended December 31, 2019 and 2018, options to purchase 1,127,253 shares of our common stock at an average exercise price of $14.43 per share and 716,256 shares of our common stock at an average exercise price of $16.99 per share, respectively, were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock for the full year.
Additional dilution - the FMC Plan
FMC has a share-based compensation plan, in which Lithium Business employees were eligible to participate prior to the IPO. Effective March 1, 2019 (the "Distribution Date"), each outstanding FMC equity award pursuant to the FMC Plan held by a Lithium Business employee was converted into a Livent equity award ("Converted Award") pursuant to the Livent Plan. The number of Livent shares subject to each Converted Award (and in the case of stock options, the exercise price of the award) was adjusted to preserve the aggregate intrinsic value of the original FMC Plan award as measured before and after the conversion, subject to rounding. Additionally, each outstanding award of FMC RSUs held by FMC employees and issued prior to 2019 was converted into Adjusted FMC RSUs which will vest in both FMC and Livent common stock shares, subject to the same terms and conditions as were applicable immediately prior to the conversion. See Note 12 for more information on the FMC Plan. There were 0.3 million incremental shares related to the Converted Awards and Adjusted FMC RSUs that were included for diluted earnings per share for the year ended December 31, 2019.
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

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements.
The estimated fair value and the carrying amount of debt was $154.6 million and $34.0 million as of December 31, 2019 and 2018, respectively.
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
We recognize all derivatives on the balance sheet at fair value. On the date we enter into the derivative instrument, we generally designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in Accumulated Other Comprehensive Income ("AOCI") changes in the fair value of derivatives that are designated as and meet all the required criteria for, a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In contrast we immediately record in earnings changes in the fair value of derivatives that are not designated as cash flow hedges. As of December 31, 2019, we did not have any open derivative cash flow hedge contacts.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $61.2 million at December 31, 2019.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments as of December 31, 2019 and 2018.

	December 31,
	2019	2018
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges
Derivatives (1)
Total derivative liabilities (2)	$—	$(1.3)
Net derivative liabilities	$—	$(1.3)
____________________

(1)	The Company had no open derivative cash flow hedge contracts as of December 31, 2019.

(2)	Net balance is included in “Accrued and other liabilities” in the consolidated balance sheets.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the gains or losses related to our cash flow hedges and derivatives not designated as cash flow hedging instruments.
Derivatives in Cash Flow Hedging Relationships

(in Millions)	Total Foreign Exchange Contracts
Accumulated other comprehensive loss, net of tax at December 31, 2017	$—
Unrealized hedging losses and other, net of tax	(1.2)
Total derivative instrument impact on comprehensive income, net of tax	(1.2)
Accumulated other comprehensive loss, net of tax at December 31, 2018	$(1.2)
Reclassification of deferred hedging losses, net of tax (1)	1.2
Total derivative instrument impact on comprehensive loss, net of tax	1.2
Accumulated other comprehensive loss, net of tax at December 31, 2019	$—
____________________

(1)	Amounts are included in “Cost of sales” on the consolidated and combined statements of income.

Derivatives Not Designated as Cash Flow Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (1)
		Year Ended December 31,
(in Millions)		2019	2018	2017
Foreign Exchange contracts	Cost of sales	$(1.2)	$(0.6)	$—
Total		$(1.2)	$(0.6)	$—
____________________

(1)	Amounts in the columns represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.

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

Recurring Fair Value Measurements
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in our consolidated balance sheets as of December 31, 2019 and 2018.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(in Millions)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$1.6	$1.6	$—	$—
Total Assets	$1.6	$1.6	$—	$—

Liabilities
Deferred compensation plan obligation (2)	$2.5	$2.5	$—	$—
Total Liabilities	$2.5	$2.5	$—	$—

(in Millions)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivatives – Foreign exchange (3)	$(1.3)	$—	$(1.3)	$—
Total Liabilities	$(1.3)	$—	$(1.3)	$—
____________________

(1)
Balance is included in “Other assets” in the consolidated balance sheets. Livent NQSP investments in Livent common stock are recorded as "Treasury stock" in the consolidated balance sheets and carried at historical cost. A market-to-market loss of $0.1 million related to the Livent common stock was recorded in "Selling, general and administrative expense" in the consolidated and combined statements of operations for the year ended December 31, 2019, with a corresponding offset to the deferred compensation plan obligation in the consolidated balance sheets.

(2)	Balance is included in “Other long-term liabilities” in the consolidated balance sheets.

(3)	See the Fair Value of Derivative Instruments table within this Note for classifications on our consolidated balance sheets.

Note 16: Commitments and Contingencies
Commitments
Leases
All of our leases are operating leases as of December 31, 2019. We have operating leases for corporate offices, manufacturing facilities, and land. Our leases have remaining lease terms of 2 years to 15 years. Quantitative disclosures about our leases under ASC 842 for the year ended December 31, 2019 are summarized in the table below.

(in Millions)	Year ended December 31, 2019
Lease Cost
Operating lease cost (1)	$2.2
Variable lease cost (1)	0.2
Sublease income	(0.3)
Total lease cost (1)	$2.1
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$1.6
____________________________

(1)	Lease expense is classified as "Selling, general and administrative expenses" in our consolidated and combined statements of operations.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Under ASC 840, the Company's operating lease rent expense was $1.5 million for the each of the years ended December 31, 2018 and 2017. As of December 31, 2019, our operating leases had a weighted average remaining lease term of 11.4 years and a weighted average discount rate of 4.4%.

The table below presents a maturity analysis of our operating lease liabilities for each of the next five years and a total of the amounts for the remaining years.

(in Millions)	Undiscounted cash flows
2020	$2.1
2021	2.2
2022	2.1
2023	2.2
2024	2.0
Thereafter	11.8
Total future minimum lease payments	22.4
Less: Imputed interest	(4.9)
Total	$17.5
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
IPO Securities Litigation
Beginning on May 13, 2019, purported stockholders of the Company filed putative class action complaints in the Pennsylvania Court of Common Pleas, Philadelphia County, and in the U.S. District Court for the Eastern District of Pennsylvania, in connection with the Company’s October 2018 IPO. On August 20, 2019, the actions then pending in federal court were consolidated under the caption,Nikolov v. Livent Corp., et al., No. 19-cv-02218. In an order entered on September 23, 2019, the actions then pending in state court were consolidated under the caption,In re Livent Corporation Securities Litigation, No. 2019-0501229. The operative complaints in both the state and federal actions assert claims against the Company and certain of its current and former executives and directors, in connection with the Company’s October 2018 IPO. The actions also name as defendants the underwriters in the IPO and FMC Corporation, whom the Company is generally obligated to indemnify. The complaints allege generally that the offering documents for the IPO failed to adequately disclose certain information related to the Company’s business and prospects, in purported violation of Sections 11, 12(a)(2), and/or 15 of the Securities Act of 1933.  The complaints seek unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Livent common stock pursuant and/or traceable to the IPO offering documents. On October 11, 2019, defendants moved to dismiss the state action in its entirety, and on November 18, 2019, defendants moved to dismiss the federal action in its entirety. Briefing on the motions is complete, but the courts have not yet ruled. Pursuant to an order of the state court dated October 22, 2019, discovery in the state action is stayed pending further order of the Court. By operation of the Private Securities Litigation Reform Act, discovery in the federal action is stayed pending a ruling on Defendants’ motion to dismiss that action. At this point, a range of reasonably possible losses, if any, cannot be estimated by the Company.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Nemaska arrangement
In October 2016, we entered into a long-term supply agreement (the “Agreement”) with Nemaska Lithium Shawinigan Transformation Inc. (“Nemaska”), a subsidiary of Nemaska Lithium Inc. based in Quebec, Canada. Pursuant to the Agreement, Nemaska is to provide lithium carbonate to us. Due to significant delays, Nemaska had reported that it was not in a position to start delivering lithium carbonate according to the schedule in the Agreement.
To enforce our right to supply under the Agreement, in July 2018, we filed for arbitration before the International Chamber of Commerce (in accordance with the Agreement’s terms). In an attempt to resolve the dispute, the parties actively negotiated a revised schedule as well as arrangements to see that (in spec) lithium carbonate be supplied to us from alternative sources under the responsibility of Nemaska, with a view to providing us with product while minimizing Nemaska’s exposure until its electrochemical plant is in operation.
On September 25, 2018, the parties agreed to suspend the arbitration process under the expectation that the parties would agree on arrangements regarding alternative supply sources and an amended and restated supply agreement to reflect such alternative arrangements. On February 15, 2019 we received written notice from Nemaska that it was terminating the Agreement. Livent disagrees that Nemaska had the right to terminate the Agreement. After receiving Nemaska’s termination notice, we resumed our previously suspended arbitration to pursue our claims. On December 22, 2019, Nemaska and certain affiliates filed for creditor protection under the Companies’ Creditors Arrangement Act in the Superior Court of Québec. By order of the Superior Court, the arbitration has been stayed until further order of the court. If and when the arbitration resumes, there can be no assurance that we will prevail in the arbitration or that Livent will ever receive supply from Nemaska.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Note 17: Supplemental Information

The following tables present details of prepaid and other current assets, other assets, accrued and other liabilities and other long-term liabilities as presented on the consolidated balance sheets:

(in Millions)	December 31,
	2019	2018
Prepaid and other current assets
Argentina government receivable (1)	$7.8	$8.8
Tax related items	14.1	4.1
Other receivables	9.9	6.2
Prepaid expenses	9.2	8.4
Bank Acceptance Drafts (2)	7.4	29.1
Other current assets	3.4	3.2
Total	$51.8	$59.8

(in Millions)	December 31,
	2019	2018
Other assets
Argentina government receivable (1)	$55.0	$41.5
Advance to contract manufacturers (3)	15.9	15.3
Capitalized software, net	1.1	1.4
Prepayment associated with long-term supply agreement (4)	10.0	10.0
Tax related items (5)	3.6	6.2
Other long-term assets	5.9	5.6
Total	$91.5	$80.0
____________________

(1)
We have various subsidiaries that conduct business within Argentina. At December 31, 2019 and 2018, $38.0 million and $38.0 million of outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables, were denominated in U.S. dollars. As with all outstanding receivable balances we continually review recoverability by analyzing historical experience, current collection trends and regional business and political factors among other factors.

(2)
Bank Acceptance Drafts are a common Chinese finance note used to settle trade transactions. Livent accepts these notes from Chinese customers based on criteria intended to ensure collectability and limit working capital usage.

(3)	We record deferred charges related to certain contract manufacturing agreements which we amortize over the term of the underlying contract.

(4)	See Note 16 for further discussion about Nemaska arrangement.

(5)
Represents an offsetting non-current deferred asset of $2.5 million relating to specific uncertain tax positions and other tax related items. See footnote (1) of the reconciliation table of the beginning and ending amount of unrecognized tax benefits within Note 9 for more information.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(in Millions)	December 31,
	2019	2018
Accrued and other current liabilities
Restructuring reserves	$3.3	$3.6
Due to related party (1)	—	23.7
Retirement liability - 401K	2.7	—
Accrued payroll	6.7	8.5
Environmental reserves, current	0.5	0.5
Derivative liabilities	—	1.3
Other accrued and other current liabilities(2)	23.2	9.2
Total	$36.4	$46.8

(in Millions)	December 31,
	2019	2018
Other long-term liabilities
Asset retirement obligations	$0.2	$0.2
Contingencies related to uncertain tax positions (3)	4.1	6.0
Deferred compensation plan obligation	2.5	—
Self insurance reserves	1.9	2.4
Other long-term liabilities	1.3	0.7
Total	$10.0	$9.3
____________________

(1)
In 2019, we incurred expenses included in "Selling, general and administrative expenses" in our consolidated and combined statement of operations related to transactions with FMC under the TSA of $4.9 million and for the lease of office space from FMC of $1.4 million. At December 31, 2018, we had obligations to FMC for amounts due under the TSA of $2.3 million, $16.9 million related to income taxes payable to certain tax jurisdictions and payments made by FMC on Livent's behalf related to the Separation steps of $4.6 million. These expenses were recorded to our consolidated and combined statement of operations for the year ended December 31, 2018 and the related obligations were settled during the first quarter of 2019. In addition, we incurred expenses for lease of office space from FMC of $0.3 million for the year ended December 31, 2018.

(2)	December 31, 2019 balance includes accrued capital expenditures related to our expansion projects.

(3)
At December 31, 2019, we have recorded a liability for uncertain tax positions of $2.6 million and a $1.5 million indemnification liability to FMC for assets where the offsetting uncertain tax position is with FMC.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Note 18: Quarterly Financial Information (Unaudited)
On October 1, 2019, the Company elected to change its method of valuing its domestic inventories, excluding materials and supplies, to the FIFO method, whereas in all prior years all domestic inventories, excluding materials and supplies, were determined on a last-in, first-out (“LIFO”) basis. The amounts below in the comparative quarterly financial information of prior year have been adjusted to apply the new method retrospectively. See Note 5 for more information.

(in Millions, Except Per Share Data)	2019				2018
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Revenue	$98.3	$114.0	$97.7	$78.4	$102.8	$107.9	$112.0	$119.8
Gross margin	$32.7	$33.8	$28.3	$20.1	$52.2	$53.8	$49.5	$50.8
Income from operations before equity in net loss of unconsolidated affiliate, non-operating pension (benefit)/settlement charges, interest expense, net and income taxes	$21.0	$18.1	$13.8	$5.7	$40.4	$43.2	$35.5	$34.7
Net income/(loss)	$16.9	$15.5	$18.0	$(0.2)	$32.2	$38.0	$30.0	$26.4
Net income per weighted average share - basic (1)	$0.12	$0.11	$0.12	$—	$0.26	$0.31	$0.24	$0.19
Net income per weighted average share - diluted (1)	$0.12	$0.11	$0.12	$—	$0.26	$0.31	$0.24	$0.19
Weighted average common shares outstanding (2):
Basic	146.0	146.0	146.0	146.0	123.0	123.0	123.0	141.6
Diluted	146.5	146.5	146.5	146.7	123.0	123.0	123.0	141.6
 ____________________

(1)	The sum of quarterly earnings per common share may differ from the full-year amount.

(2)
For the prior periods presented through the IPO date of October 15, 2018, the weighted average shares outstanding for both basic and diluted earnings per share were calculated using 123.0 million shares of common stock outstanding, which was the number of shares issued to FMC in part in exchange for the asset contribution by FMC to us. Weighted average shares outstanding for periods prior to the completion of the IPO and Over-allotment Option Exercise excludes the 23.0 million shares of common stock subsequently issued as part of the IPO and Over-allotment Option Exercise. Refer to the discussion in Note 2 for further details.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Livent Corporation:
Opinion on the Consolidated and Combined Financial Statements
We have audited the accompanying consolidated balance sheets of Livent Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated and combined statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated and combined financial statements). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Changes in Accounting Principles
As discussed in Notes 2 and 5 to the consolidated and combined financial statements, the Company has elected to change its method of accounting for certain inventories as of October 1, 2019.
As discussed in Notes 2 and 3 to the consolidated and combined financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 842, Leases.
Basis for Opinion
These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated and combined financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated and combined financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated and combined financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of unrecognized tax benefits
As discussed in Note 9 to the consolidated and combined financial statements, the Company has recorded unrecognized tax benefits of $2.4 million as of December 31, 2019. This balance primarily relates to tax positions from periods prior to the Company’s initial public offering in 2018 and for which the Company is indemnified for by its former parent, FMC Corporation.
We identified the assessment of the Company’s unrecognized tax benefits, other than those that are indemnified by the Company’s former parent, as a critical audit matter. This is due to the complex auditor judgment that was required in evaluating the Company’s interpretation of tax laws in the international jurisdictions in which the Company operates and its estimate of the ultimate resolution of the tax positions.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s unrecognized tax benefit process, including controls related to the interpretation of tax law and related to intercompany charges and cross-jurisdictional transfer pricing (“intercompany pricing”) policies. We also tested controls related to the application of tax law and intercompany pricing policies in the liability estimation process. Since tax laws, as well as intercompany pricing, are complex and often subject to interpretation, we involved tax and valuation professionals with specialized skills and knowledge, who assisted in:

•	Evaluating the Company’s interpretation of tax law and the potential impact of intercompany pricing policies on the unrecognized tax benefits,

•	Assessing intercompany pricing studies for compliance with applicable laws and regulations,

•	Assessing the reliability of the data used in the intercompany pricing studies,

•	Assessing the expiration of statutes of limitations, and

•	Assessing the amounts recognized in the consolidated and combined financial statements to check that they are consistent with the amounts determined for the related uncertain tax positions.
In addition, we evaluated the Company’s ability to accurately estimate its unrecognized tax benefits by comparing historical unrecognized tax benefits to actual results upon conclusion of tax examinations or expiration of the statute of limitations.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.
Philadelphia, Pennsylvania
February 28, 2020

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Livent’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those written policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Livent;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles;

•	provide reasonable assurance that receipts and expenditures of Livent are being made only in accordance with authorization of management and directors of Livent; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. We based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (COSO 2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. We reviewed the results of our assessment with the Audit Committee of our Board of Directors.
Based on this assessment, we determined that, as of December 31, 2019, Livent has effective internal control over financial reporting.
KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2019, which appears on the following page.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Livent Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Livent Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated and combined statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated and combined financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated and combined financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 28, 2020

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
(b) Management’s Annual Report on Internal Control over Financial Reporting. Refer to Management’s Report on Internal Control Over Financial Reporting which is included in Item 8 of Part II of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.
(c) Attestation Report of the Independent Registered Public Accounting Firm. Refer to Report of Independent Registered Public Accounting Firm which is included in Item 8 of Part II of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.
(d) Change in Internal Controls over Financial Reporting. There have been no changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2019 that materially affected or are reasonably likely to materially affect our internal control over financing reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

Item 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing under the caption “III. Board of Directors” in our Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders scheduled to be held on April 29, 2020 (the “Proxy Statement”), information concerning executive officers, appearing under the caption “Item 4A. Executive Officers of the Registrant” in Part I of this Form 10-K, information concerning the Audit Committee, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance - Committees and Independence of Directors - Audit Committee” in the Proxy Statement, and information concerning the Code of Ethics, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance - Corporate Governance - Code of Ethics and Business Conduct Policy” in the Proxy Statement, and is incorporated herein by reference in response to this Item 10.

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
Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities of Livent are authorized for issuance as of December 31, 2019. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and restricted stock units (A) (1)	Weighted-average exercise price of outstanding options awards (B) (2)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C) (3)
Equity Compensation Plans approved by stockholders	2,984,583	$12.38	3,305,417

(1)
Includes 1,638,161 stock options and 664,053 Restricted Stock Units granted to Livent employees, 79,142 Restricted Stock Units held by Livent non-employee directors and 603,227 Restricted Stock Units held by FMC personnel but subject to settlement in Livent common stock as a result of the bifurcation of certain FMC equity awards in connection with the Distribution.

(2)	Taking into account all outstanding awards included in this table, the weighted-average exercise price of such stock options is $12.38 and the weighted-average term-to-expiration is 6.4 years.

(3)
The Livent Plan contains an “evergreen” provision, pursuant to which the number of shares of Livent common stock available for issuance under the Livent Plan will be increased by an amount equal to the lesser of (a) 3% of the number of issued and outstanding shares of common stock as of January 1 of each year or (b) such other number of shares of common stock as determined by the Board of Directors in its discretion.  Thus far, the Board of Directors has determined not to apply the evergreen provision to increase the number of shares available for issuance under the Livent Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the Proxy Statement concerning our independent directors and related party transactions under the caption “IV. Information About the Board of Directors and Corporate Governance—Committees and Independence of Directors” and the information contained in the Proxy Statement concerning our related party transactions policy, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance—Corporate Governance—Related Party Transactions Policy,” is incorporated herein by reference in response to this Item 13.

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
2. Exhibits: See attached Index of Exhibits

(b)	Exhibits

Exhibit No.	Exhibit Description
*3.1	Certificate of Incorporation of Livent Corporation (Exhibit 3.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1/A filed on October 1, 2018 (the "2018 Form S-1/A"))
*3.2	By-Laws of Livent Corporation (Exhibit 3.2 to the 2018 Form S-1/A)
*4.1	Form of Common Stock Certificate (Exhibit 4.1 to the 2018 Form S-1/A)
4.2	Description of Common Stock
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
†*10.6
Amended and Restated Employee Matters Agreement, dated as of February 4, 2019, by and between Livent Corporation and FMC Corporation (Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed on February 28, 2019 (the "2018 Form 10-K"))

*10.7	Trademark License Agreement, dated as of October 15, 2018, by and between Livent Corporation and FMC Corporation (Exhibit 10.7 to the October 15, 2018 Form 8-K)
*10.8
Agreement dated as of February 21, 1991, as amended among the Province of Catamarca, Argentina, FMC Corporation and Minera del Altiplano S.A. (Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 filed on August 27, 2018)

*10.9
Credit Agreement, dated as of September 28, 2018, among Livent Corporation, FMC Lithium USA Corp., the guarantor subsidiaries described therein, Citibank, N.A., as administrative agent, and the lenders and issuing banks listed therein (Exhibit 10.10 to the 2018 Form S-1/A)

†*10.10	Livent Corporation Incentive Compensation and Stock Plan, as of October 10, 2018 (Exhibit 99 to the Registrant's Registration Statement on Form S-8 filed on October 11, 2018)
†*10.11	Form of IPO RSU Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan (Exhibit 10.11 to the 2018 Form S-1/A)
†*10.12	Form of IPO Option Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan (Exhibit 10.12 to the 2018 Form S-1/A)
†*10.13	Form of Employee RSU Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan (Exhibit 10.13 to the 2018 Form 10-K)
†*10.14	Form of Employee Option Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan (Exhibit 10.14 to the 2018 Form 10-K)
†*10.15	Form of Non-Employee Director RSU Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan (Annual Equity Grant) (Exhibit 10.13 to the 2018 Form S-1/A)
†*10.16	Form of Non-Employee Director RSU Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan (Retainer Grant) (Exhibit 10.14 to the 2018 Form S-1/A)
†*10.17	Livent Corporation Compensation Policy for Non-Employee Directors, as of December 11, 2018 (Exhibit 10.17 to the 2018 Form 10-K)
†*10.18	Livent Corporation Executive Severance Guidelines for Corporate Officers, as of October 10, 2018 (Exhibit 10.18 to the 2018 Form 10-K)

Exhibit No.	Exhibit Description
†*10.19	Livent Corporation Executive Severance Plan, as of October 10, 2018, with Form of Agreement (Exhibit 10.19 to the 2018 Form 10-K)
†10.20
Executive Severance Agreement, dated as of October 10, 2018, by and between Livent Corporation and Paul Graves. Pursuant to Instruction 2 to Item 601 of Regulation S-K, Executive Severance Agreements that are substantially identical in all material respects, except as to the parties thereto, between Livent Corporation and Gilberto Antoniazzi was not filed.

†*10.21	Livent Nonqualified Savings Plan Adoption Agreement, as of January 1, 2019 (Exhibit 10.21 to the 2018 Form 10-K)
†*10.22	Livent Nonqualified Savings Plan, as of January 1, 2019 (Exhibit 10.22 to the 2018 Form 10-K)
†*10.23
Severance Agreement and Release by and between Thomas Schneberger and Livent Corporation, dated June 1, 2019 (Exhibit 10.1 to Amendment No. 1 to the Registrant's Report on Form 8-K dated May 9, 2019, filed on June 6, 2019)

†10.24	Executive Severance Agreement, dated as of October 10, 2018, by and between Livent Corporation and Sara Ponessa.
18.1	Preferability Letter
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
23.2	Consent of Bloomberg New Energy Finance
23.3	Consent of Roskill Consulting Group Limited
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code
101	Interactive Data File
* Incorporated by reference
† Management contract or compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY
Optional disclosure, not included in this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LIVENT CORPORATION
(Registrant)

By:	/S/ PAUL W. GRAVES
Paul W. Graves President, Chief Executive Officer and Director
Date: February 28, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/S/ PAUL W. GRAVES Paul W. Graves	President, Chief Executive Officer and Director	February 28, 2020
/S/ GILBERTO ANTONIAZZI Gilberto Antoniazzi	Vice President and Chief Financial Officer	February 28, 2020
/S/ RONALD STARK Ronald Stark	Chief Accounting Officer	February 28, 2020
/S/ PIERRE R. BRONDEAU Pierre R. Brondeau	Chairman and Director	February 28, 2020
/S/ ROBERT C. PALLASH Robert C. Pallash	Director	February 28, 2020
/S/ G. PETER D’ALOIA G. Peter D’Aloia	Director	February 28, 2020
/S/ MICHAEL F. BARRY Michael F. Barry	Director	February 28, 2020
/S/ STEVEN T. MERKT Steven T. Merkt	Director	February 28, 2020
/S/ ANDREA E. UTECHT Andrea E. Utecht	Director	February 28, 2020
/S/ CHRISTINA LAMPE-ÖNNERUD Christina Lampe-Önnerud	Director	February 28, 2020
/S/ PABLO MARCET Pablo Marcet	Director	February 28, 2020