Form 10-Q
period 2020-03-31
Livent Corp.
filed 2020-05-11
CIK 1742924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______
Commission File Number 001-38694
__________________________________________________________________________
LIVENT CORPORATION
(Exact name of registrant as specified in its charter)
__________________________________________________________________________

Delaware			82-4699376
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

2929 Walnut Street	Philadelphia	Pennsylvania	19104
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: 215-299-6000
__________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	LTHM	New York Stock Exchange
INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.    YES  ☒   NO  ☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS SUBMITTED ELECTRONICALLY EVERY INTERACTIVE DATA FILE REQUIRED TO BE SUBMITTED PURSUANT TO RULE 405 OF REGULATION S-T (§232.405 OF THIS CHAPTER) DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO SUBMIT SUCH FILES).    YES  ☒    NO  ☐
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

☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).    YES  ☐    NO  ☒
As of March 31, 2020, there were 146,190,054 shares of Common Stock, $0.001 par value per share, outstanding.

LIVENT CORPORATION

Glossary of Terms

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification, under U.S. GAAP
ASC 842	Accounting Standards Codification Topic 842 - Leases
ASU	Accounting Standards Update, under U.S. GAAP
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
Credit Agreement	The Original Credit Agreement, as amended on May 6, 2020, by the First Amendment
Distribution	On March 1, 2019, FMC made a tax-free distribution to its stockholders of all its remaining interest in Livent Corporation
EAETR	Estimated annual effective tax rate
EV	Electric vehicle
FASB	Financial Accounting Standards Board
First Amendment	On May 6, 2020, Livent Corporation entered into the First Amendment to the Credit Agreement to amend and restate the Original Credit Agreement
FMC	FMC Corporation
FMC Plan	FMC Corporation Incentive Compensation and Stock Plan
IPO	Initial public offering
Lithium Business	Substantially all of the assets and liabilities of FMC's lithium business segment transferred to Livent in the Separation
Livent NQSP	Livent Non-Qualified Savings Plan
Livent Plan	Livent Corporation Incentive Compensation and Stock Plan
NYSE	New York Stock Exchange
OCI	Other comprehensive income
Original Credit Agreement	On September 18, 2018 Livent Corporation entered into the credit agreement, which provides for a $400 million senior secured revolving credit facility
Revolving Credit Facility	Livent's $400 million senior secured revolving credit facility
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
Separation Date	On October 15, 2018, Livent Corporation completed the IPO and sold 20 million shares of Livent common stock to the public at a price of $17.00 per share
Tax Act	Tax Cuts and Jobs Act
TMA	Tax Matters Agreement, dated October 15, 2018, by and between Livent and FMC
TSA	Transition Services Agreement, dated October 15, 2018, by and between Livent and FMC
U.S. GAAP	United States Generally Accepted Accounting Principles

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2020	2019
(in Millions, Except Per Share Data)	(unaudited)
Revenue	$68.5	$98.3
Cost of sales	53.9	65.6
Gross margin	14.6	32.7
Selling, general and administrative expenses	10.8	9.2
Research and development expenses	1.0	0.8
Restructuring and other charges	4.8	0.1
Separation-related costs	0.1	1.6
Total costs and expenses	70.6	77.3
(Loss)/income from operations before equity in net loss of unconsolidated affiliate and income taxes	(2.1)	21.0
Equity in net loss of unconsolidated affiliate	0.1	—
(Loss)/income from operations before income taxes	(2.2)	21.0
Income tax (benefit)/expense	(0.3)	4.1
Net (loss)/income	$(1.9)	$16.9
Net (loss)/income per weighted average share - basic	$(0.01)	$0.12
Net (loss)/income per weighted average share - diluted	$(0.01)	$0.12
Weighted average common shares outstanding - basic	146.1	146.0
Weighted average common shares outstanding - diluted	146.1	146.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

	Three Months Ended March 31,
	2020	2019
(in Millions)	(unaudited)
Net (loss)/income	$(1.9)	$16.9
Other comprehensive (loss)/income, net of tax:
Foreign currency adjustments:
Foreign currency translation (loss)/gain arising during the period	(1.8)	1.0
Total foreign currency translation adjustments (1)	$(1.8)	$1.0
Derivative instruments:
Unrealized hedging gains, net of tax of zero and less than $0.1 for the three months ended March 31, 2020 and 2019, respectively	—	0.3
Reclassification of deferred hedging gains included in net income, net of tax of zero and less than $0.1 for the three months ended March 31, 2020 and 2019, respectively	—	(0.4)
Total derivative instruments loss, net of tax of zero and less than $0.1 for the three months ended March 31, 2020 and 2019, respectively	—	(0.1)
Other comprehensive (loss)/income, net of tax	(1.8)	0.9
Comprehensive (loss)/income	$(3.7)	$17.8
____________________

(1)	Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries since it is our intention that such earnings will remain invested in those subsidiaries indefinitely.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	March 31, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$11.4	$16.8
Trade receivables, net of allowance of $0.3 in 2020 and $0.3 in 2019	56.5	90.0
Inventories, net	120.9	113.4
Prepaid and other current assets	50.7	51.8
Total current assets	239.5	272.0
Investments	2.2	2.2
Property, plant and equipment, net of accumulated depreciation of $204.4 in 2020 and $202.2 in 2019	507.1	468.8
Deferred income taxes	7.8	8.2
Right of use assets - operating leases, net	15.2	16.9
Other assets	96.9	91.5
Total assets	$868.7	$859.6
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, trade and other	$42.9	$83.1
Accrued and other current liabilities	33.8	36.4
Operating lease liabilities - current	1.9	2.1
Income taxes	0.1	0.9
Total current liabilities	78.7	122.5
Long-term debt	211.1	154.6
Operating lease liabilities - long-term	13.8	15.4
Environmental liabilities	6.4	6.4
Deferred income taxes	6.4	6.7
Other long-term liabilities	11.5	10.0
Commitments and contingent liabilities (Note 12)
Total current and long-term liabilities	327.9	315.6
Equity
Common stock; $0.001 par value; 2 billion shares authorized in 2018; 146,296,962 and 146,085,696 shares issued; 146,190,054 and 145,981,684 outstanding at March 31, 2020 and December 31, 2019, respectively	0.1	0.1
Capital in excess of par value of common stock	516.9	516.4
Retained earnings	74.7	76.6
Accumulated other comprehensive loss	(50.1)	(48.3)
Treasury stock, common; 106,908 and 104,012 shares at March 31, 2020 and December 31, 2019, respectively	(0.8)	(0.8)
Total equity	540.8	544.0
Total liabilities and equity	$868.7	$859.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2020	2019
(in Millions)	(unaudited)
Cash required by operating activities:
Net (loss)/income	$(1.9)	$16.9
Adjustments to reconcile net (loss)/income to cash required by operating activities:
Depreciation and amortization	5.6	4.9
Restructuring and other charges	2.4	0.1
Deferred income taxes	—	2.6
Separation-related costs	(0.1)	—
Share-based compensation	1.0	1.2
Change in investments in trust fund securities	(0.3)	—
Equity in net loss of unconsolidated affiliate	0.1	—
Changes in operating assets and liabilities:
Trade receivables, net	33.0	27.3
Inventories	(8.9)	(11.3)
Accounts payable, trade and other	(40.2)	(10.6)
Change in deferred compensation	0.4	—
Income taxes	(0.8)	0.6
Change in prepaid and other current assets and other assets	(2.7)	2.7
Change in accrued and other current liabilities and other long-term liabilities	7.0	(35.8)
Cash required by operating activities	(5.4)	(1.4)
Cash required by investing activities:
Capital expenditures(1)	(56.0)	(24.3)
Investments in trust fund securities	(0.3)	—
Other investing activities	—	(1.0)
Cash required by investing activities	(56.3)	(25.3)
Cash provided by financing activities:
Proceeds from issuance of long-term debt	95.5	73.0
Repayments of long-term debt	(39.0)	(57.0)
Payments of financing fees	—	(0.1)
Cash provided by financing activities	56.5	15.9
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.3
Decrease in cash and cash equivalents	(5.4)	(10.5)
Cash and cash equivalents, beginning of period	16.8	28.3
Cash and cash equivalents, end of period	$11.4	$17.8

Supplemental Disclosure for Cash Flow:
Cash (refunds)/payments for income taxes, net of refunds (2)	$(0.3)	$17.0
Cash payments for interest, net (1)	$2.2	$0.6
Cash payments for Restructuring and other charges	$2.4	$—
Cash payments for Separation-related charges (3)	$0.2	$6.2
Accrued capital expenditures	$23.5	$3.6
Operating lease right-of-use assets and lease liabilities recorded for ASC 842	$0.8	$16.1

____________________
(1) All of the interest related to our Revolving Credit Facility was capitalized for the three months ended March 31, 2020 and 2019.
(2) Three months ended March 31, 2020 includes $1.9 million refund from FMC related to the Company's 2018 federal income tax return. Three months ended March 31, 2019 includes $16.9 million related to reimbursement paid to FMC for 2018 income taxes paid by FMC on Livent's behalf pursuant to the TMA.

(3)	Three months ended March 31, 2019 includes $4.6 million paid to FMC related to the Separation steps.
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(in Millions Except Per Share Data)	Common Stock, $0.001 Per Share Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, January 1, 2019	$0.1	$512.3	$26.4	$(49.2)	$—	$489.6
Net income	—	—	16.9	—	—	16.9
Stock compensation plans	—	1.2	—	—	—	1.2
Net hedging losses, net of income tax	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	1.0	—	1.0
Balance, March 31, 2019	$0.1	$513.5	$43.3	$(48.3)	$—	$508.6

Balance, January 1, 2020	$0.1	$516.4	$76.6	$(48.3)	$(0.8)	$544.0
Net loss	—	—	(1.9)	—	—	(1.9)
Stock compensation plans	—	1.2	—	—	—	1.2
Shares withheld for taxes - common stock issuances	—	(0.7)	—	—	—	(0.7)
Foreign currency translation adjustments	—	—	—	(1.8)	—	(1.8)
Balance, March 31, 2020	$0.1	$516.9	$74.7	$(50.1)	$(0.8)	$540.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1: Description of the Business
Background and Nature of Operations
Livent Corporation (“Livent”, “we”, “us”, "company" or “our”) manufactures lithium for use in a wide range of lithium products, which are used primarily in lithium-based batteries, specialty polymers and chemical synthesis applications. We serve a diverse group of markets. Our product offerings are primarily inorganic and generally have few cost-effective substitutes. A major growth driver for lithium in the future will be the rate of adoption of electric vehicles.
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
Note 2: Principal Accounting Policies and Related Financial Information
The accompanying condensed consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted from these interim financial statements. The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our condensed consolidated financial position at March 31, 2020 and December 31, 2019, the condensed consolidated results of operations for the three months ended March 31, 2020 and 2019, and the condensed consolidated cash flows for the three months ended March 31, 2020 and 2019. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These statements, therefore, should be read in conjunction with the annual consolidated and combined financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Annual Report on Form 10-K").
The income tax amounts in the unaudited condensed consolidated financial statements for the three months ended March 31, 2019 have been calculated based on a separate return methodology and presented as if our operations were separate taxpayers in the respective jurisdictions. We file United States (U.S.) federal income tax returns with various state, local and non-U.S. jurisdictions. From the Separation Date onwards, we have filed and will continue to file as an independent public company.
Estimates and assumptions. In preparing the financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
Due to the current coronavirus ("COVID-19") pandemic, there has been uncertainty and disruption in the global economy and financial markets. The estimates used for, but not limited to, the collectability of trade receivables, fair value of long-lived assets, income taxes, inventory valuation and fair value of financial instruments could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
There were no other significant changes to our accounting policies that are set forth in detail in Note 2 to our annual consolidated and combined financial statements in Part II, Item 8 of our 2019 Annual Report on Form 10-K.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 3: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
In April 2020, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. An entity may optionally elect to apply the amendments effective in the first interim period that includes or is subsequent to March 12, 2020 through December 31, 2022. We are evaluating the effect the guidance will have on our condensed consolidated financial statements.
In December 2019, FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in this ASU simplified the accounting for income taxes by removing certain exceptions to the general principle in Topic 740. The amendments also contain improvements and clarifications of certain guidance in Topic 740. The new amendments are effective for fiscal years beginning after December 15, 2020 (i.e. a January 1, 2021 effective date), with early adoption permitted. We believe the adoption will not have a material impact on our condensed consolidated financial statements.
Recently adopted accounting guidance
In November 2019, FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses ("ASU 2019-11"). The amendments in this ASU contain improvements and clarifications of certain guidance in Topic 326. The Company adopted the provisions of ASU 2019-11 on January 1, 2020; the adoption did not have a material impact on our condensed consolidated financial statements.
In March 2019, FASB issued ASU No. 2019-01, Codification Improvements to Leases (Topic 842): Amendments to the FASB Accounting Standards Codification ("ASU 2019-01"). The amendments in this ASU contain improvements and clarifications of certain guidance in Topic 842. The Company adopted the provision of ASU 2019-01 on January 1, 2020; the adoption did not have a material impact on our condensed consolidated financial statements.
In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, ("ASU 2019-04"). The amendments in this ASU affect a variety of Topics in the Codification and represent changes to clarify, correct errors in, or improve the Codification. Subsequently, in May 2019 the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326) Targeted Transition Relief, ("ASU 2019-05"). The amendments in this ASU provide entities with targeted transition relief that is intended to increase comparability of financial statement information for some entities that otherwise would have measured similar financial instruments using different measurement methodologies. The Company adopted the provisions of ASU 2019-04 and ASU 2019-05 on January 1, 2020; the adoption did not have a material impact on our condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 remove the disclosure requirements related to transfers between Level 1 and Level 2 and the valuation processes for Level 3 measurements in Topic 820. Additional disclosures under this Topic are related to Level 3 fair value measurements related to changes in unrealized gains and losses and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted the provisions of ASU 2018-13 on January 1, 2020; the adoption did not have a material impact on our condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The Company adopted the provisions of ASU 2016-13 on January 1, 2020; the adoption did not have a material impact on our condensed consolidated financial statements.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 4: Revenue Recognition

Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and by product categories.
The following table provides information about disaggregated revenue by major geographical region:

(in Millions)	Three Months Ended March 31,
	2020	2019
North America (1)	$14.8	$15.8
Latin America	0.1	0.7
Europe, Middle East & Africa	11.3	15.3
Asia Pacific (1)	42.3	66.5
Total Revenue	$68.5	$98.3

(1)
During the three months ended March 31, 2020, countries with sales in excess of 10% of combined revenue consisted of Japan and the U.S. Sales for the three months ended March 31, 2020 for Japan and the U.S. totaled $31.1 million and $14.6 million, respectively. During the three months ended March 31, 2019, countries with sales in excess of 10% of combined revenue consisted of Japan and the U.S. Sales for the three months ended March 31, 2019 for Japan and the U.S. totaled $48.0 million and $15.8 million, respectively.

For the three months ended March 31, 2020, one customer accounted for approximately 39% of total revenue and our 10 largest customers accounted in aggregate for approximately 66% of revenue. For the three months ended March 31, 2019, two customers accounted for approximately 34% and 14% of total revenue, respectively and our 10 largest customers accounted in aggregate for approximately 64% of our revenue. A loss of any material customer could have a material adverse effect on our business, financial condition and results of operations.

The following table provides information about disaggregated revenue by major product category:

(in Millions)	Three Months Ended March 31,
	2020	2019
Lithium Hydroxide	$37.7	$56.9
Butyllithium	21.5	26.9
High Purity Lithium Metal and Other Specialty Compounds	8.0	13.0
Lithium Carbonate and Lithium Chloride	1.3	1.5
Total Revenue	$68.5	$98.3

Our lithium products are developed and sold to global and regional customers in the EV, electronics, agrochemicals, pharmaceuticals, polymer and specialty alloy metals market among others. Lithium hydroxide products are used in advanced batteries for all-electric vehicles as well as other products that require portable energy storage such as power tools and military devices. Lithium hydroxide is also sold into grease applications for use in automobiles, aircraft, railcars, agricultural and other types of equipment. Butyllithium products are primarily used as polymer initiators, and in the synthesis of agrochemicals and pharmaceuticals. High purity lithium metal and other specialty compounds include lithium phosphate, pharmaceutical-grade lithium carbonate, high purity lithium chloride and specialty organics. Additionally, we sell whatever lithium carbonate and lithium chloride we do not use internally to our customers for various applications.
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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

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
The following table presents the opening and closing balances of our receivables, net of allowances. As of March 31, 2020 and December 31, 2019, there were no contract liabilities from contract with customers.

(in Millions)	Balance as of March 31, 2020	Balance as of December 31, 2019	Increase (Decrease)
Receivables from contracts with customers, net of allowances	$56.5	$90.0	$(33.5)

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
Occasionally, we may enter into multi-year take or pay supply agreements with customers. The aggregate amount of revenue expected to be recognized related to these contracts’ performance obligations that are unsatisfied or partially satisfied is approximately $36 million for the remainder of 2020. These approximate revenues do not include amounts of variable consideration attributable to contract renewals or contract contingencies. Based on our past experience with the customers under these arrangements, we expect to continue recognizing revenue in accordance with the contracts as we transfer control of the product to the customer (refer to the sales of goods section for our determination of transfer of control). However, in the case a shortfall of volume purchases occurs, we will recognize the amount payable by the customer over the remaining performance obligations in the contract.
Note 5: Inventories, Net
Inventories consisted of the following:

(in Millions)	March 31, 2020	December 31, 2019
Finished goods	$49.8	$45.3
Semi-finished goods	45.6	48.8
Raw materials, supplies and other	25.5	19.3
Inventory, net	$120.9	$113.4

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 6: Restructuring and Other Charges
The following table shows other charges included in "Restructuring and other charges" in the condensed consolidated statements of operations:

	Three Months Ended March 31,
(in Millions)	2020	2019
Restructuring charges
Severance-related and exit costs (1)	$4.4	$—
Other charges
Environmental remediation (2)	0.1	0.1
Other (3)	0.3	—
Total other charges	$4.8	$0.1
___________________

(1)	Includes severance costs for management changes at certain operating and administrative facilities and accrued exit costs of $1.0 million for the closing of leased office space.

(2)	Costs associated with environmental remediation with respect to certain discontinued products. There is one environmental remediation site in Bessemer City, North Carolina.

(3)	Includes legal fees of $0.3 million related to IPO securities litigation incurred in 2020. See Note 12 for more details.
Roll forward of plant restructuring reserve
In 2017, we began restructuring efforts at our manufacturing site located in Bessemer City, North Carolina. The objective of this restructuring plan is to optimize both the assets and cost structure by reducing certain production lines at the plant. The restructuring decision resulted primarily in shutdown costs. The following table shows a roll forward of restructuring reserve that will result in cash spending. Cash payments were less than $0.1 million for the three months ended March 31, 2020. These amounts exclude asset retirement obligations.

(in Millions)	Restructuring Reserve Total (1)
Balance December 31, 2018	$3.6
Cash payments	(0.3)
Balance December 31, 2019	$3.3
Balance March 31, 2020	$3.3
____________________

(1)	Primarily related to facility shutdowns and other miscellaneous exit costs. Included in “Accrued and other current liabilities” on the condensed consolidated balance sheets.

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
Provision for income taxes for the three months ended March 31, 2020 was a benefit of $(0.3) million resulting in an effective tax rate of 13.6%. Provision for income taxes for the three months ended March 31, 2019 was $4.1 million resulting in an effective tax rate of 19.5%.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").  The CARES Act makes the following changes to the U.S. tax code that will affect our 2019 and 2020 taxes, including, but not limited to, (1) temporary modification of the adjusted taxable income limitation under Section 163(j) from 30% to 50% for tax years 2019 and 2020 only; (2) modification to the net operating loss rules surrounding the ability to now carryback five years net operating losses generated in 2018, 2019, and 2020; (3) temporary repeal of the net operating loss taxable income limitation of 80%; and (4) temporary enhancement of corporate charitable contribution limitation to 25% of taxable income for tax year 2020 only.  The CARES Act did not have a material impact on the Company's condensed consolidated financial statements.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 8: Debt
Long-term debt
Long-term debt consists of the following:

	March 31, 2020
	Interest Rate Percentage		Maturity Date	March 31, 2020	December 31, 2019
(in Millions)	LIBOR borrowings	Base rate borrowings
Revolving Credit Facility (1)	3.0%	4.3%	2023	$211.1	$154.6
Total long-term debt (2)				$211.1	$154.6
______________________________

(1)
As of March 31, 2020 and December 31, 2019, there were $11.0 million in letters of credit outstanding under our Revolving Credit Facility and $177.9 million and $234.4 million available funds as of March 31, 2020 and December 31, 2019, respectively. Fund availability is subject to the Company meeting its debt covenants.

(2)     As of March 31, 2020 and December 31, 2019, the Company had no debt maturing within one year.
Revolving Credit Facility
On September 28, 2018, we entered into a credit agreement among us, our subsidiary, FMC Lithium USA Corp., as borrowers (the “Borrowers”), certain of our wholly owned subsidiaries as guarantors (the "Guarantors"), the lenders party thereto (the “Lenders”), Citibank, N.A., as administrative agent (the "Agent"), and certain other financial institutions party thereto, as joint lead arrangers (the “Original Credit Agreement”, as amended by the First Amendment (as defined below), the "Credit Agreement"). The Credit Agreement provides for a $400 million senior secured revolving credit facility, $50 million of which is available for the issuance of letters of credit for the account of the Borrowers, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to $600 million (the “Revolving Credit Facility”). The issuance of letters of credit and the proceeds of revolving credit loans made pursuant to the Revolving Credit Facility are available, and will be used, for general corporate purposes, including capital expenditures and permitted acquisitions, of the Borrowers and their subsidiaries.
On May 6, 2020, we entered into the First Amendment to the Credit Agreement (the "First Amendment") with FMC Lithium USA Corp., the Guarantors, the Lenders and the Agent. Among other things, the First Amendment amended and restated the Original Credit Agreement to (i) increase our maximum net leverage ratio for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020 from 3.5 to 6.0, (ii) put a cap of $325 million on our overall borrowings under the Revolving Credit Facility until March 31, 2021, (iii) amend our negative covenant on indebtedness to permit unsecured indebtedness (including convertible debt) up to $350 million, (iv) amend our negative covenants on investments to permit additional investments in Minera del Altiplano S.A., our Argentine subsidiary, (v) restrict our ability to declare or pay cash dividends until March 31, 2021 and (vi) increase the applicable margin on our borrowings by 25 basis points, in each case as described in the First Amendment.
The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the First Amendment, including the amended and restated Credit Agreement attached thereto, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
See Note 10, Part II, Item 8 of our 2019 Annual Report on Form 10-K for more information about the credit agreement.
Covenants
The Credit Agreement contains certain affirmative and negative covenants that are binding on the Borrowers and their subsidiaries, including, among others, restrictions (subject to exceptions and qualifications) on the ability of the Borrowers and their subsidiaries to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of their businesses, to enter into transactions with affiliates and to enter into certain burdensome agreements. Furthermore, the Borrowers are subject to financial covenants regarding leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Under the covenants, our maximum allowable net leverage ratio is 3.5 for the fiscal quarter ended March 31, 2020, 6.0 for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020 and 3.5 for each fiscal quarter ending thereafter. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all requirements of the covenants at March 31, 2020.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 9: Equity
As of March 31, 2020 and December 31, 2019, we had 2 billion shares of common stock authorized. The following is a summary of Livent's common stock issued and outstanding:

	Issued	Treasury	Outstanding
Balance at December 31, 2019	146,085,696	(104,012)	145,981,684
Adjusted FMC RSU awards (1)	108,587	—	108,587
Livent RSU awards	93,388	—	93,388
Livent stock option awards	9,291	—	9,291
Purchases of treasury stock - deferred compensation plan	—	(2,896)	(2,896)
Balance at March 31, 2020	146,296,962	(106,908)	146,190,054

(1)	See Note 12 to our consolidated and combined financial statements in Part II, Item 8 of our 2019 Annual Report on Form 10-K for more information on Adjusted FMC RSU awards held by FMC employees.
Summarized below is the roll forward of accumulated other comprehensive loss, net of tax.

(in Millions)	Foreign currency adjustments	Total
Accumulated other comprehensive loss, net of tax at December 31, 2019	$(48.3)	$(48.3)
Other comprehensive loss before reclassifications	(1.8)	(1.8)
Accumulated other comprehensive loss, net of tax at March 31, 2020	$(50.1)	$(50.1)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Total
Accumulated other comprehensive loss, net of tax at December 31, 2018	$(48.0)	$(1.2)	$(49.2)
Other comprehensive income before reclassifications	1.0	0.3	1.3
Amounts reclassified from accumulated other comprehensive loss	—	(0.4)	(0.4)
Accumulated other comprehensive loss, net of tax at March 31, 2019	$(47.0)	$(1.3)	$(48.3)
(1)     See Note 11 for more information.
Reclassifications of accumulated other comprehensive loss
The table below provides details about the reclassifications from accumulated other comprehensive loss and the affected line items in the condensed consolidated statements of operations for the period presented. No amounts were reclassified from Accumulated other comprehensive loss for the three months ended March 31, 2020.

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Condensed Consolidated Statements of Operations
(in Millions)	Three Months Ended March 31, 2019
Derivative instruments
Foreign currency contracts	$(0.4)	Costs of sales and services
Total before tax	(0.4)
Amount included in net income (1)	(0.4)
Total reclassifications for the period	$(0.4)	Amount included in net income

(1)    Provision for income taxes related to the reclassification was less than $0.1 million for the three months ended March 31,2019.
Dividends
For the three months ended March 31, 2020 and 2019, we paid no dividends. We do not expect to pay any dividends in the foreseeable future.
Note 10: (Loss)/Earnings Per Share
(Loss)/earnings per common share ("EPS") is computed by dividing net (loss)/income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock units ("RSU") granted in connection with the Livent Plan and FMC Plan. See Note 12 to our consolidated and combined financial statements in Part II, Item 8 of our 2019 Annual Report on Form 10-K for more information. Diluted (loss)/earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period.
(Loss)/earnings applicable to common stock and common stock shares used in the calculation of basic and diluted (loss)/earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended March 31,
	2020	2019
Numerator:
Net (loss)/income	$(1.9)	$16.9

Denominator:
Weighted average common shares outstanding - basic	146.1	146.0
Incremental weighted average common shares - FMC Plan	—	0.5
Weighted average common shares outstanding - diluted	146.1	146.5

Basic (loss)/earnings per common share:
Net (loss)/income per weighted average share - basic	$(0.01)	$0.12
Diluted (loss)/earnings per common share:
Net (loss)/income per weighted average share - diluted	$(0.01)	$0.12

Anti-dilutive stock options
For the three months ended March 31, 2020 and 2019, options to purchase 1,558,912 and 716,256 shares of our common stock at an average exercise price of $13.23 and $16.99 per share, respectively, were anti-dilutive and not included in the computation of diluted (loss)/earnings per share because the exercise price of the options was greater than the average market price of the common stock for the three months ended March 31, 2020 and 2019.
Note 11: Financial Instruments, Risk Management and Fair Value Measurements

Our financial instruments include cash and cash equivalents, trade receivables, other current assets, investments held in trust fund, accounts payable, and amounts included in investments and accruals meeting the definition of financial instruments. Investments in the Livent NQSP deferred compensation plan trust fund are considered Level 1 investments based on readily available quoted prices in active markets for identical assets. The carrying value of cash and cash equivalents, trade receivables, other current assets, and accounts payable approximates their fair value and are considered Level 1 investments. Our other financial instruments include the following:

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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

The estimated fair value and the carrying amount of debt was $211.1 million and $154.6 million as of March 31, 2020 and December 31, 2019, respectively.
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
We recognize all derivatives on the balance sheet at fair value. On the date we enter into the derivative instrument, we generally designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in Accumulated Other Comprehensive Income ("AOCI") changes in the fair value of derivatives that are designated as and meet all the required criteria for, a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In contrast we immediately record in earnings changes in the fair value of derivatives that are not designated as cash flow hedges. As of March 31, 2020, we did not have any open derivative cash flow hedge contacts.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $49.9 million at March 31, 2020.
Fair Value of Derivative Instruments
The Company had no open derivative cash flow hedge contracts in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following tables summarize the gains or losses related to our cash flow hedges and derivatives not designated as cash flow hedging instruments. For the three months ended March 31, 2020, we did not have any open derivative cash flow hedge contacts.
Derivatives in Cash Flow Hedging Relationships

(in Millions)	Total Foreign Exchange Contracts
Accumulated other comprehensive loss, net of tax at December 31, 2018	$(1.2)
Unrealized hedging gains, net of tax	0.3
Reclassification of deferred hedging gains, net of tax (1)	(0.4)
Total derivative instrument impact on comprehensive income, net of tax	(0.1)
Accumulated other comprehensive loss, net of tax at March 31, 2019	$(1.3)
____________________

(1)	Amounts are included in “Cost of sales and services” on the condensed consolidated statements of operations.
Derivatives Not Designated as Cash Flow Hedging Instruments

	Location of Loss Recognized in Income on Derivatives	Amount of Pre-tax Loss Recognized in Income on Derivatives (1)
		Three Months Ended March 31,
(in Millions)		2020	2019
Foreign Exchange contracts	Cost of Sales and Services	$0.9	$0.1
Total		$0.9	$0.1
____________________

(1)	Amounts represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.

Fair Value Measurements
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

Fair Value Hierarchy
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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Recurring Fair Value Measurements
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in our condensed consolidated balance sheets.

(in Millions)	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$1.6	$1.6	$—	$—
Total Assets	$1.6	$1.6	$—	$—

Liabilities
Deferred compensation plan obligation (2)	$2.2	$2.2	$—	$—
Total Liabilities	$2.2	$2.2	$—	$—

(in Millions)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$1.6	$1.6	$—	$—
Total Assets	$1.6	$1.6	$—	$—

Liabilities
Deferred compensation plan obligation (2)	$2.5	$2.5	$—	$—
Total Liabilities	$2.5	$2.5	$—	$—
____________________

(1)
Balance is included in “Investments” in the condensed consolidated balance sheets. Livent NQSP investments in Livent common stock are recorded as "Treasury stock" in the condensed consolidated balance sheets and carried at historical cost. A mark-to-market gain of $0.3 million related to the Livent common stock was recorded in "Selling, general and administrative expense" in the condensed consolidated statement of operations for the three months ended March 31, 2020, with a corresponding offset to the deferred compensation plan obligation in the condensed consolidated balance sheets.

(2)	Balance is included in “Other long-term liabilities” in the condensed consolidated balance sheets.

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
IPO Securities Litigation
Beginning on May 13, 2019, purported stockholders of the Company filed putative class action complaints in the Pennsylvania Court of Common Pleas, Philadelphia County, and in the U.S. District Court for the Eastern District of Pennsylvania, in connection with the Company’s October 2018 IPO. On August 20, 2019, the actions then pending in federal court were consolidated under the caption, Nikolov v. Livent Corp., et al., No. 19-cv-02218. In an order entered on September 23, 2019, the actions then pending in state court were consolidated under the caption, In re Livent Corporation Securities Litigation, No. 2019-0501229. The operative complaints in both the state and federal actions assert claims against the Company and certain of its current and former executives and directors in connection with the Company’s October 2018 IPO. The actions also name as defendants the underwriters in the IPO and FMC Corporation, whom the Company is generally obligated to indemnify. The complaints allege generally that the offering documents for the IPO failed to adequately disclose certain information related to the Company’s business and prospects, in purported violation of Sections 11, 12(a)(2), and/or 15 of the Securities Act.  The complaints seek unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Livent common stock pursuant and/or traceable to the IPO offering documents. On October 11, 2019, defendants moved to dismiss the state action in its entirety, and on November 18, 2019, defendants moved to dismiss the federal action in its entirety. Briefing on the motions is complete, but the courts have not yet ruled. Pursuant to an order of the state court dated October 22, 2019, discovery in the state action is stayed pending further order of the Court. By operation of the Private Securities Litigation Reform Act, discovery in the federal action is stayed pending a ruling on defendants’ motion to dismiss that action. At this point, a range of reasonably possible losses, if any, cannot be estimated by the Company.
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
On September 25, 2018, the parties agreed to suspend the arbitration process under the expectation that the parties would agree on arrangements regarding alternative supply sources and an amended and restated supply agreement to reflect such alternative arrangements. On February 15, 2019 we received written notice from Nemaska that it was terminating the Agreement. Livent disagrees that Nemaska had the right to terminate the Agreement. After receiving Nemaska’s termination notice, we resumed our previously suspended arbitration to pursue our claims. On December 22, 2019, Nemaska and certain affiliates filed for creditor protection under the Companies’ Creditors Arrangement Act in the Superior Court of Québec. By order of the Superior Court of Québec, the arbitration has been stayed until further order of the court. If and when the arbitration resumes, there can be no assurance that we will prevail in the arbitration or that Livent will ever receive supply from Nemaska.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Leases
All of our leases are operating leases as of March 31, 2020 and 2019. We have operating leases for corporate offices, manufacturing facilities, and land. Our leases have remaining lease terms of 2 years to 15 years. Quantitative disclosures about our leases are summarized in the table below.

	Three Months Ended March 31,
(in Millions, except for weighted-average amounts)	2020	2019
Lease Cost
Operating lease cost (1)	$0.6	$0.5
Short-term lease cost (2)	0.2	—
Total lease cost (1)	$0.8	$0.5
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$0.6	$0.4
_______________________________

(1)
Variable lease cost and sublease income for the three months ended March 31, 2020 and March 31, 2019 were each less than $0.1 million. Lease expense is classified as "Selling, general and administrative expenses" in our condensed consolidated statements of operations.

(2)	Short-term lease cost for the three months ended March 31, 2019 was less than $0.1 million.

As of March 31, 2020 and December 31, 2019, our operating leases had a weighted average remaining lease term of 11.7 years and 11.4 years, respectively. As of March 31, 2020 and December 31, 2019, our operating leases had a weighted average discount rate of 4.4%.

The table below presents a maturity analysis of our operating lease liabilities for each of the next five years and a total of the amounts for the remaining years.

(in Millions)	Undiscounted cash flows
2020 (excluding the three months ended March 31, 2020)	$1.4
2021	1.9
2022	1.8
2023	1.7
2024	1.6
Thereafter	11.7
Total future minimum lease payments	20.1
Less: Imputed interest	(4.4)
Total	$15.7

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 13: Supplemental Information
The following tables present details of prepaid and other current assets, other assets, accrued and other current liabilities, and other long-term liabilities as presented on the condensed consolidated balance sheets:

(in Millions)	March 31, 2020	December 31, 2019
Prepaid and other current assets
Argentina government receivable (1)	$8.6	$7.8
Tax related items	16.1	14.1
Other receivables	10.6	9.9
Prepaid expenses	8.4	9.2
Bank Acceptance Drafts (2)	2.7	7.4
Other current assets	4.3	3.4
Total	$50.7	$51.8

(in Millions)	March 31, 2020	December 31, 2019
Other assets
Argentina government receivable (1)	$58.0	$55.0
Advance to contract manufacturers (3)	15.5	15.9
Capitalized software, net	1.8	1.1
Prepayment associated with long-term supply agreement (4)	10.0	10.0
Tax related items (5)	5.2	3.6
Other assets	6.4	5.9
Total	$96.9	$91.5
____________________

(1)
We have various subsidiaries that conduct business in Argentina. At March 31, 2020 and December 31, 2019, $39.1 million and $38.0 million, respectively, of outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables, was denominated in U.S. dollars. As with all outstanding receivable balances we continually review recoverability by analyzing historical experience, current collection trends and regional business and political factors among other factors.

(2)
Bank Acceptance Drafts are a common Chinese finance note used to settle trade transactions. Livent accepts these notes from Chinese customers based on criteria intended to ensure collectability and limit working capital usage.

(3)	We record deferred charges for certain contract manufacturing agreements which we amortize over the term of the underlying contract.

(4)	See Note 12 for further discussion about Nemaska arrangement.

(5)	Represents an offsetting non-current deferred asset of $3.9 million relating to specific uncertain tax positions and other tax related items.

(in Millions)	March 31, 2020	December 31, 2019
Accrued and other current liabilities
Restructuring reserves	$3.3	$3.3
Retirement liability - 401K	0.6	2.7
Accrued payroll	6.0	6.7
Severance related	1.7	—
Environmental reserves, current	0.5	0.5
Other accrued and other current liabilities (1)	21.7	23.2
Total	$33.8	$36.4

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	March 31, 2020	December 31, 2019
Other long-term liabilities
Asset retirement obligations	$0.2	$0.2
Contingencies related to uncertain tax positions (2)	5.9	4.1
Deferred compensation plan obligation	2.2	2.5
Self-insurance reserves	1.9	1.9
Other long-term liabilities	1.3	1.3
Total	$11.5	$10.0

____________________

(1)	Amounts include accrued capital expenditures related to our expansion projects.

(2)
At March 31, 2020, we have recorded a liability for uncertain tax positions of $4.4 million and a $1.5 million indemnification liability to FMC for assets where the offsetting uncertain tax position is with FMC.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995: We and our representatives may from time to time make written or oral statements that are “forward-looking” and provide other than historical information, including statements contained in Item 2 of this Quarterly Report on Form 10-Q, in our other filings with the SEC, or in reports to our stockholders.
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
Currently, one of the most significant factors is the potential adverse effect of the current COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company, which is substantially influenced by the potential adverse effect of the pandemic on Livent’s customers and suppliers and the global economy and financial markets. The extent to which COVID-19 impacts us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
Additional factors include, among other things:

•	a decline in the growth in demand for electric vehicles with high performance lithium compounds;

•	reduced customer demand, or delays in growth of customer demand, for higher performance lithium compounds;

•	volatility in the price for performance lithium compounds;

•	adverse global economic conditions;

•	competition;

•	risks relating to the temporary suspension of Livent’s planned production expansion;

•	potential constraints on liquidity and access to credit;

•	the success of Livent’s research and development efforts;

•	risks inherent in international operations and sales, including political, financial and operational risks specific to Argentina, China and other countries where Livent has active operations;

•	customer concentration and the possible loss of, or significant reduction in orders from, large customers;

•	failure to satisfy customer quality standards;

•	fluctuations in the price of energy and certain raw materials;

•	employee attraction and retention;

•	union relations;

•	cybersecurity breaches;

•	our ability to protect our intellectual property rights;

•	the lack of proven reserves;

•	legal and regulatory proceedings, including any shareholder lawsuits;

•	compliance with environmental, health and safety laws;

•	changes in tax laws;

•	risks related to our separation from FMC Corporation; and

•	risks related to ownership of our common stock, including price fluctuations and the lack of dividends.
Moreover, investors are cautioned to interpret many of these factors as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. You should carefully consider the risk factors discussed in Part I, Item 1A "Risk Factors" of our 2019 Annual Report on Form 10-K and in the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2020.
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We are under no duty to and specifically decline to undertake any obligation to publicly revise or update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results, revised expectations or to reflect the occurrence of anticipated or unanticipated events.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 2 to our consolidated and combined financial statements included in Part II, Item 8 of our 2019 Annual Report on Form 10-K.
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
The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the “Critical Accounting Policies” section included within "Management's Discussion and Analysis of Financial Condition and Results of Operations" within Part II, Item 7 of our 2019 Annual Report on Form 10-K for a detailed description of these policies and their potential effects on our results of operations and financial condition.

•	Revenue recognition and trade receivables

•	Impairment and valuation of long-lived assets

•	Income taxes
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The estimates used for, but not limited to, revenue recognition and the collectability of trade receivables, impairment and valuation of long-lived assets, and income taxes could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS AND REGULATORY ITEMS
See Note 3 to these condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting guidance and other new accounting guidance.
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
We produce lithium compounds for use in applications that have specific performance requirements, including battery-grade lithium hydroxide for use in high performance lithium-ion batteries. We believe the demand for our compounds will continue to grow as the electrification of transportation accelerates, and as the use of high nickel content cathode materials increases in the next generation of battery technology products. We also supply butyllithium, which is used in the production of polymers, agrochemicals and pharmaceutical products, as well as a range of specialty lithium compounds including high purity lithium metal, which is used in the production of lightweight materials for aerospace applications and non-rechargeable batteries. It is in these applications that we have established a differentiated position in the market through our ability to consistently produce and deliver performance lithium compounds.
First Quarter 2020 Highlights
The following are the more significant developments in our business during the three months ended March 31, 2020:

•
Revenue of $68.5 million for the three months ended March 31, 2020 decreased $29.8 million, or approximately 30%, compared to $98.3 million for the three months ended March 31, 2019 primarily due to lower lithium hydroxide sales volumes in Asia, lower average prices across all products and lower butyllithium sales volumes due to a decrease in customer demand related to COVID-19.

•
Gross margin of $14.6 million for the three months ended March 31, 2020 decreased $18.1 million or approximately 55%, compared to $32.7 million for the three months ended March 31, 2019 primarily due to lower sales volumes of lithium hydroxide and butyllithium, lower average prices and increased costs due to increased third party lithium carbonate usage.

•
Adjusted EBITDA of $9.4 million for the three months ended March 31, 2020 decreased $18.1 million, or approximately 66%, compared to $27.5 million for the three months ended March 31, 2019 primarily due to lower sales volumes of lithium hydroxide and butyllithium, lower average prices and increased costs due to third party lithium carbonate usage.

COVID-19 Impacts
Business and Operations
During the three months ended March 31, 2020, the COVID-19 pandemic began to negatively impact our business, operations and financial performance. Worldwide government efforts to contain the spread of COVID-19 intensified in the second half of March 2020 and we now face and will continue to face operational challenges and uncertainties related to the unprecedented global COVID-19 pandemic. The emergency measures imposed by governments on businesses and individuals, including quarantines, travel restrictions, social distancing, closure of non-essential businesses and schools, work from home requirements, and shelter in place orders, among other measures have impacted and may further impact our workforce and operations, and those of our customers and suppliers. The severity of these disruptions, including on our business, financial condition and results of operations, is rapidly evolving and has been varied across geographic regions, and will be dictated by the length of time that the COVID-19 pandemic continues, which is currently unknown. As a result, we cannot predict the impact of the pandemic on our business, financial condition or results of operations at this time.
We have manufacturing operations in the U.S., Argentina, China, the United Kingdom, and India, general operations in Singapore, and sales offices in the U.S., China, the United Kingdom, India and Japan.  Each of these countries has been affected by the COVID-19 pandemic and has adopted measures to contain it, and each may adopt even stricter measures in the future. In China, the government imposed shutdown orders and travel restrictions, among other measures, which have subsequently been reduced.  In the U.S., the President declared a national emergency, which was followed by the imposition of restrictions by State governors, mayors and public officials, including in Pennsylvania and North Carolina where we operate.  The government of Argentina, where the Company’s primary lithium brine resource is located, enacted an emergency decree ordering a national mandatory quarantine requiring the temporary closure of the Company’s local brine operations for approximately two weeks. We expect government measures and restrictions globally to have a negative impact on demand for certain of our products and a negative impact on the efficient operation of our supply chains and logistics. We have already experienced disruptions and delays within our supply chain and logistics operations in China, Southeast Asia, Argentina and Europe. This includes problems at ports due to national quarantines, difficulties with scheduling cargo ships, additional warehouse costs due to shipment delays, and the restriction of movements by trucks within and between countries.
We may see a slowdown in demand for certain of our products and an increase in global inventories, which may have a downward pressure on prices for certain of our products. Customers also may protect their interests by diversifying among more suppliers, and making immediate purchases on a short term rather than long term contractual basis.
Because of the significant practical constraints resulting from actions being taken by authorities around the world in response to the COVID-19 pandemic, we elected to suspend all capital expansion work globally.  There can be no assurance of the timing for when capital expansion work will resume or that it will resume at all.  Any significant delay or a failure to resume this work could have an adverse effect on our business, financial condition and results of operations.
Liquidity, Financial Resources & Revolving Credit Facility Amendments
Our working capital was not materially impacted by the effects of COVID-19 during the three months ended March 31, 2020. However, we expect this to change during the remainder of 2020 fiscal year. The rapid and global spread of COVID-19 has resulted in the disruption and temporary shutdown of the businesses of certain of our customers, contract manufacturers and suppliers, and limits on access to the production facilities of our contract manufacturers and suppliers.  One or more of our customers, contract manufacturers and suppliers may experience financial distress or suffer disruptions in their business due to the COVID-19 pandemic. Certain of our customers may cancel, postpone or delay orders or be delayed in making payments and we may need to offer special payment terms or relief to them and our other customers and we bear the credit risk on such transactions. To the extent that we are not able to reduce our incurrence of short-term obligations in proportion to the expected reduction in our cash flows, this would result in a reduction in our working capital.
Our uses of cash were not materially impacted by the effects of COVID-19 during the three months ended March 31, 2020. However, we expect to have an increased use of cash resulting from logistical supply disruptions, such as increased warehousing costs, higher sea shipping costs, and the use of air freight rather than cargo ships to meet more uncertain customer delivery deadlines. We will also use cash to purchase additional personal protective equipment for our employees, such as masks and gloves, and for increased cleaning and disinfectant costs, wipes and hand sanitizer, additional medical personnel at our facilities, and increased personnel transportation costs due to social distancing guidelines.
Because of general economic disruptions and the adverse impact of COVID-19 on certain of our customers, we expect to have reduced monthly cash flows during the three months ended June 30, 2020, compared to the three months ended March 31, 2020.
On May 6, 2020, we entered into the First Amendment to the Credit Agreement with FMC Lithium USA Corp., the Guarantors, the Lenders and the Agent. Among other things, the First Amendment increases our maximum net leverage ratio for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020 from 3.5 to 6.0. See Note 8 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for details.
Corporate Efforts
The Company has responded to the COVID-19 pandemic in a number of ways. It assembled a Global Pandemic Response Team whose global members are taken from different functional areas, including Operations, Finance, Commercial, Legal, Human Resources and Health & Safety. The Global Pandemic Response Team meets on a weekly basis, and provides reports to the Executive Leadership team on a weekly basis. The Company has also assembled COVID-19 Response Teams at several of its regional locations, who have the responsibility to keep informed of local matters such as government policies and regulations. These Response Teams are helping to shape the Company’s policies in response to the COVID-19 pandemic.
The Company has also worked to identify potential new suppliers and logistics providers for its operations in case of further supply chain disruptions. This includes suppliers of chemicals and packaging, and air freight companies. The Company has altered global production schedules to meet changes in customer demand. Future efforts will continue along these lines and be dictated by the particulars of the COVID-19 pandemic.
The Company continues to plan for a return to more normalized business operations once the COVID-19 pandemic subsides. This includes continued planning for a restart of our expansion programs in Argentina and Bessemer City, NC.
Health & Safety
The Company is working diligently to protect the health and well-being of its employees, customers and other key stakeholders. As an essential business under the rules of the governments in the countries where we operate, our plant personnel continue to remain on the job at their respective facilities. We have instituted numerous safety procedures to protect the health of these plant personnel. This includes temperature checks before an employee enters any one of our facilities, screening questions, the use of masks and gloves where appropriate, and social distancing measures. We are no longer permitting visitors to any of our facilities and all third-party contractors must undergo a vigorous screening process. All workers who can work from home have been requested to do so, and all business travel has been canceled. Communications relating to all of these policies and COVID-19 preventative measures are regularly distributed to our employees.
The Company is basing its health and safety protocols on the advice provided by the White House, the Centers for Disease Control, the World Health Organization, and the local government authorities in the countries and regions where it operates.
The Company has implemented the paid sick leave policies under the Families First Coronavirus Response Act. These policies are supplemented by the Company’s own paid sick and other leave policies. The Company has not experienced any material employee absences as a result of COVID-19. However, if a significant number of our employees at any one location were to require leave as a result of COVID-19, this could pose a risk to the continued operation of the particular facility and could potentially disrupt our broader operations.
There has been no large-scale rejection of our products by customers due to fears over the transmission of COVID-19 through our products.

Government Programs
The Company continues to evaluate government support and tax relief programs in the countries where it operates. This includes support grants, loans, tax deferrals, and tax credits. The Company is deferring the deposit and payment of the employer’s share of social security taxes for the period March 27 through December 31, 2020, pursuant to the CARES Act in accordance with Internal Revenue Service regulations on this matter. In Argentina, the Company is seeking to postpone employer contributions to an employee social fund for the months of March and April, 2020. In China, the Company is seeking a waiver of local social security contributions and an electricity discount. In Singapore, the Company will receive certain wage subsidies for the period October 2019 through June 2020, and will benefit from a property tax rebate that is expected to be partially passed through by the lessor of its rented space.
Overall, the impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted.
Business Outlook
On April 6, 2020, in light of the evolving impact of COVID-19 and the broader uncertainty in the global business environment, the Company withdrew its previously issued full-year 2020 guidance. The Company plans to provide an updated outlook once it has greater clarity regarding the implications of COVID-19 on its business.
The Company expects average lithium pricing in 2020 to be lower than what it was in 2019. In addition, we expect higher costs driven by the impact of third-party purchased lithium carbonate usage. As a result, we are expecting lower year-on-year profitability comparisons in 2020. All of our capacity expansion plans are currently paused until further notice due to the COVID-19 pandemic and market conditions. The timing and scope of our long-term expansion plans will continue to be determined by market conditions, capital considerations, and anticipated customer commitments among other factors.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2020	2019
(in Millions, Except Per Share Data)	(unaudited)
Revenue	$68.5	$98.3
Cost of sales	53.9	65.6
Gross margin	14.6	32.7
Selling, general and administrative expenses	10.8	9.2
Research and development expenses	1.0	0.8
Restructuring and other charges	4.8	0.1
Separation-related costs	0.1	1.6
Total costs and expenses	70.6	77.3
(Loss)/income from operations before equity in net loss of unconsolidated affiliate and income taxes	(2.1)	21.0
Equity in net loss of unconsolidated affiliate	0.1	—
(Loss)/income from operations before income taxes	(2.2)	21.0
Income tax (benefit)/expense	(0.3)	4.1
Net (loss)/income	$(1.9)	$16.9
In addition to net income, as determined in accordance with U.S. GAAP, we evaluate operating performance using certain non-GAAP measures such as EBITDA, which we define as net income plus interest expense, net, income tax expense/(benefit), and depreciation and amortization, and Adjusted EBITDA, which we define as EBITDA adjusted for restructuring and other charges/(income), separation-related costs and other losses/(gains). Management believes the use of these non-GAAP measures allows management and investors to compare more easily the financial performance of its underlying business from period to period. The non-GAAP information provided may not be comparable to similar measures disclosed by other companies because of differing methods used by other companies in calculating EBITDA and Adjusted EBITDA. These measures should not be considered as a substitute for net income or other measures of performance or liquidity reported in accordance with U.S. GAAP. The following table reconciles EBITDA and Adjusted EBITDA from net income.

	Three Months Ended March 31,
(in Millions)	2020	2019
Net (loss)/income (GAAP)	$(1.9)	$16.9
Add back:
Income tax (benefit)/expense	(0.3)	4.1
Depreciation and amortization	5.6	4.9
EBITDA (Non-GAAP)	3.4	25.9
Add back:
Certain Argentina remeasurement losses/(gains) (a)	1.2	(0.1)
Restructuring and other charges (b)	4.8	0.1
Separation-related costs (c)	0.1	1.6
Other loss (d)	(0.1)	—
Adjusted EBITDA (Non-GAAP)	$9.4	$27.5
___________________

(a)
Represents impact of currency fluctuations on tax assets and liabilities and on long-term monetary assets associated with our capital expansion. The remeasurement gains/(losses) are included within "Cost of sales" in our condensed consolidated statement of operations but are excluded from our calculation of Adjusted EBITDA because of: i.) their nature as income tax related; ii.) and their association with long-term capital projects which will not be operational until future periods.

(b)
We continually perform strategic reviews and assess the return on our business. This sometimes results in management changes or in a plan to restructure the operations of our business. As part of these restructuring plans, demolition costs and write-downs of long-lived assets may occur. Also includes legal fees related to IPO securities litigation.

(c)	Represents legal, professional, transaction related fees and other Separation related activity.

(d)
Represents a portion of our nonrefundable prepaid research and development costs advanced to our unconsolidated affiliate in the fourth quarter 2019 and excluded from our calculation of Adjusted EBITDA in the same period because the costs represent research and development activities of the affiliate that had not occurred as of December 31, 2019. These costs were included with our calculation of Adjusted EBITDA for the three months ended March 31, 2020 when the costs were incurred at our unconsolidated affiliate.

Three Months Ended March 31, 2020 vs. 2019
Revenue
Revenue of $68.5 million for the three months ended March 31, 2020 (the "2020 Quarter") decreased by approximately 30%, or $29.8 million, compared to $98.3 million for the three months ended March 31, 2019 (the "2019 Quarter"), primarily due to lower lithium hydroxide sales volumes in Asia, lower average prices across all products and lower butyllithium volumes due to a decrease in customer demand related to COVID-19.
Gross margin
Gross margin of $14.6 million for the 2020 Quarter decreased by $18.1 million, or approximately 55%, versus $32.7 million for the 2019 Quarter. The decrease in gross margin was primarily due to lower volumes of lithium hydroxide and butyllithium, lower average prices and increased costs due to third party lithium carbonate usage.
Selling, general and administrative expenses
Selling, general and administrative expenses of $10.8 million for the 2020 Quarter increased by $1.6 million, or 17% versus $9.2 million for the 2019 Quarter. The increase in selling, general and administrative was primarily due to a nonrecurring $2.3 million employee bonus adjustment credit received from FMC in the prior-year period partially offset by a decrease in stand-alone company costs for the current-year period.
Restructuring and other charges
Restructuring and other charges of $4.8 million for the 2020 Quarter increased by $4.7 million versus $0.1 million for the 2019 Quarter. Restructuring and other charges consisted of severance-related costs of $3.4 million, accrued exit costs of $1.0 million for the closing of leased office space and approximately $0.3 million related to IPO litigation. See Note 6 for details.
Separation-related costs
Separation-related costs of $0.1 million for the 2020 Quarter decreased $1.5 million from the 2019 Quarter due to incurring less legal and professional fees associated with the IPO and other Separation-related activities in the current-year quarter. Current- year quarter Separation-related activities consisted primarily of legal fees related to the Nemaska arrangement. See Note 12 for details.
Income tax (benefit)/expense
Income tax benefit was $(0.3) million for the 2020 Quarter compared to income tax expense of $4.1 million for the 2019 Quarter due to a reduction in income from operations.
Net (loss)/income
Net loss of $(1.9) million for the 2020 Quarter compared to net income of $16.9 million for the 2019 Quarter was primarily due to lower lithium hydroxide sales volumes in Asia, lower average prices across all products and lower volumes of butyllithium sales due to a decrease in customer demand related to COVID-19, partially offset by the income tax benefit of $(0.3) million in the current-year period.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at March 31, 2020 and December 31, 2019, were $11.4 million and $16.8 million, respectively. Of the cash and cash equivalents balance at March 31, 2020, $10.6 million were held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal. We have concluded the Tax Act has not altered our assertion of identifying reinvested earnings. See Note 9, Part II, Item 8 of our 2019 Annual Report on Form 10-K for more information.
Revolving Credit Facility
The Credit Agreement provides for a $400 million senior secured Revolving Credit Facility, $50 million of which is available for the issuance of letters of credit, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to $600 million. The issuance of letters of credit and the proceeds of revolving credit loans made pursuant to the Revolving Credit Facility are available, and will be used, for general corporate purposes, including capital expenditures and permitted acquisitions, See Note 10, Part II, Item 8 of our 2019 Annual Report on Form 10-K for more information.
We had $211.1 million and $154.6 million debt outstanding as of March 31, 2020 and December 31, 2019, respectively. Among other restrictions, our Revolving Credit Facility contains financial covenants applicable to Livent and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our maximum allowable net leverage ratio is 3.5 for the three months ended March 31, 2020. Our maximum allowable net leverage ratio is 6.0 for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020 and 3.5 for each fiscal quarter ending thereafter. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all covenants at March 31, 2020.
Amendment to our Revolving Credit Facility
On May 6, 2020, we entered into the First Amendment to the Credit Agreement (the "First Amendment") with FMC Lithium USA Corp., the Guarantors, the Lenders and the Agent. Among other things, the First Amendment amended and restated the Original Credit Agreement to (i) increase our maximum net leverage ratio for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020 from 3.5 to 6.0, (ii) put a cap of $325 million on our overall borrowings under the Revolving Credit Facility until March 31, 2021, (iii) amend our negative covenant on indebtedness to permit unsecured indebtedness (including convertible debt) up to $350 million, (iv) amend our negative covenants on investments to permit additional investments in Minera del Altiplano S.A., our Argentine subsidiary, (v) restrict our ability to declare or pay cash dividends until March 31, 2021 and (vi) increase the applicable margin on our borrowings by 25 basis points, in each case as described in the First Amendment.
The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the First Amendment, including the amended and restated Credit Agreement attached thereto, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Statement of Cash Flows
Cash required by operating activities was $(5.4) million and $(1.4) million for the three months ended March 31, 2020 and 2019, respectively.
The increase in cash required by operating activities in the 2020 Quarter compared to the 2019 Quarter was primarily driven by lower net income and a decrease in our accounts payables, partially offset by increased collections of our trade receivables in 2020 and a $23.7 million payment in the first quarter of 2019 to FMC related to Separation matters.
Cash required by investing activities was $(56.3) million and $(25.3) million for the three months ended March 31, 2020 and 2019, respectively.
The increase in cash required by investing activities in the 2020 Quarter compared to the 2019 Quarter is primarily due to our investments in production capacity of lithium carbonate and hydroxide resulting in increased capital expenditures.
Cash provided by financing activities was $56.5 million and $15.9 million for the three months ended March 31, 2020 and 2019, respectively.
For the three months ended March 31, 2020, net cash proceeds for financing activities was provided by net draws on our Revolving Credit Facility. The increased net draws in the 2020 Quarter were primarily due to our investment in production capacity of lithium carbonate and hydroxide resulting in increased capital expenditures.

Other potential liquidity needs
Our cash needs for 2020 include operating cash requirements and capital expenditures, albeit reduced from previously anticipated levels. We plan to meet our liquidity needs through available cash, cash generated from operations, borrowings under the committed Revolving Credit Facility, and other potential working capital financing strategies that may be available to us. At March 31, 2020, prior to the First Amendment, our remaining borrowing capacity under our Revolving Credit Facility, subject to meeting our debt covenants, was $177.9 million, including letters of credit utilization. The First Amendment puts a cap of $325 million on our overall borrowings under the Revolving Credit Facility until March 31, 2021.
We expect the COVID-19 pandemic uncertainties, recent market factors, including industry oversupply conditions and decreased pricing levels, to continue in 2020. Although the increase in our maximum allowable net leverage ratio to 6.0 through December 31, 2020 under the Revolving Credit Facility will provide temporary covenant compliance relief, we expect our net leverage ratio to continue to increase during the next 12 months from the date of this filing. Compliance with our debt covenants after December 31, 2020 will continue to be determined, in large part, by our ability to manage the timing and amount of our capital expenditures, which is within our control; as well as by our ability to obtain amended or additional financing on terms acceptable to us, achieve forecasted operating results and to pursue other working capital financing strategies that may be available to us, which is less certain and outside our control. In the first quarter of 2020, we slowed the pace of our carbonate expansion in Argentina resulting in the delay of phase 1 expected completion to the middle of 2021 and paused our lithium hydroxide expansion project to align its expected completion with that of phase 1 in Argentina. In March 2020, because of the significant practical constraints resulting from actions being taken by authorities around the world in response to the COVID-19 pandemic, the Company elected to suspend all capital expansion work globally. This reduced projected capital spending for 2020 by approximately 50%, with the current estimate of total capital spending in 2020 being $115 million. Uncertainties in future global market conditions resulting from the COVID-19 pandemic currently makes projections, including in the near-term, more challenging, however, Livent intends to restart its capital projects as soon as practicable and remains committed to its long-term expansion plans. Beyond 2020, we currently anticipate the majority of our capital expenditures to be directed towards expanding lithium carbonate capacity at our production operations in Argentina and expanding our lithium hydroxide capacity globally.
Additionally, on April 6, 2020, in light of the evolving impact of COVID-19 and the broader uncertainty in the global business environment, the Company withdrew its previously issued full-year 2020 guidance. Livent plans to provide an updated outlook once it has greater visibility. The company remains focused on maintaining its financial flexibility and will continue to manage its cash flow and capital allocation decisions to navigate through this challenging environment.
We believe that our available cash and cash from operations, together with borrowing availability under the Revolving Credit Facility and other potential working capital financing strategies that may be available to us, will provide adequate liquidity for the next 12 months. Access to capital and the availability of financing on acceptable terms in the future will be affected by many factors, including our credit rating, economic conditions, the COVID-19 pandemic and the overall liquidity of capital markets.
Commitments and Contingencies
See Note 12 to these condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Contractual Commitments
Information related to our contractual commitments at December 31, 2019 can be found in a table included within Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations within our 2019 Annual Report on Form 10-K. There have been no significant changes to our contractual commitments during the period ended March 31, 2020.
Climate Change
A detailed discussion related to climate change can be found in Part II, Item 7 of our 2019Annual Report on Form 10-K.
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
As of March 31, 2020 and December 31, 2019, we had no open derivative cash flow hedge contracts. Livent's 2020 hedge plan will be defined when management projections are finalized and approved.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10% change in the foreign currency exchange rates from their levels at the balance sheet date with all other variables (including interest rates) held constant. As of March 31, 2020 and December 31, 2019, we had no open derivative cash flow hedge contracts.
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of March 31, 2020, we had no interest rate swap agreements.
Our debt portfolio at March 31, 2020 is composed solely of variable-rate debt; consisting of borrowings under our Revolving Credit Facility. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at March 31, 2020, a one percentage point increase or decrease in interest rates would have increased or decreased, respectively, gross interest expense by $0.5 million for the three months ended March 31, 2020.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2020, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in legal proceedings from time to time in the ordinary course of our business, including with respect to workers’ compensation matters. Based on information currently available and established reserves, we have no reason to believe that the ultimate resolution of any known legal proceeding will have a material adverse effect on our financial position, liquidity or results of operations. However, there can be no assurance that the outcome of any such legal proceeding will be favorable, and adverse results in certain of these legal proceedings could have a material adverse effect on our financial position, results of operations in any one reporting period, or liquidity. Except as set forth in Note 12 to our financial statements, which is incorporated herein by reference to the extent applicable, there are no material changes from the legal proceedings previously disclosed in our 2019 Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our 2019 Annual Report on Form 10-K and in our Current Report on Form 8-K filed with the SEC on April 6, 2020, which is available at www.sec.gov and on our website at www.livent.com.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Shares
A summary of our repurchases of Livent's common stock for the three months ended March 31, 2020 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2020	—	$—	$—	$—
February 1 through February 29, 2020	693	$10.06	—	—
March 1 through March 31, 2020	2,203	$4.90	—	—
Total Q1 2020	2,896	$6.14	$—	$—

(1)
The trustee of the Livent NQSP reacquires shares of Livent common stock from time to time through open-market purchases relating to investments by employees in our common stock, one of the investment options available under the Livent NQSP. Such shares are held in a trust fund and recorded to Treasury stock in our condensed consolidated balance sheets.

(2)	We have no publicly announced repurchase programs.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

10.1
First Amendment to the Credit Agreement, dated May 6, 2020, by and among Livent Corporation, FMC Lithium USA Corp., the guarantor subsidiaries described therein, Citibank, N.A., as administrative agent, and the lenders and issuing banks listed therein.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code
101	Interactive Data File
104	The cover page from Livent Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVENT CORPORATION (Registrant)

By:	/s/ GILBERTO ANTONIAZZI
Gilberto Antoniazzi, Vice President and Chief Financial Officer
Date: May 11, 2020