Form 10-Q
period 2020-06-30
Livent Corp.
filed 2020-08-06
CIK 1742924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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
Registrant’s telephone number, including area code: 215-299-5900
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

☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).    YES  ☐    NO  ☒
As of June 30, 2020, there were 146,251,597 shares of Common Stock, $0.001 par value per share, outstanding.

LIVENT CORPORATION

Glossary of Terms

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2025 Notes	$245.75 million principal amount 4.125% Convertible Senior Notes due 2025, including $20.75 million issued upon exercise of the Over-Allotment Option on July 7, 2020.
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification, under U.S. GAAP
ASC 842	Accounting Standards Codification Topic 842 - Leases
ASU	Accounting Standards Update, under U.S. GAAP
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCAA	Companies’ Creditors Arrangement Act
Credit Agreement	The Original Credit Agreement, as amended on May 6, 2020, by the First Amendment and August 3, 2020, by the Second Amendment
Distribution	On March 1, 2019, FMC made a tax-free distribution to its stockholders of all its remaining interest in Livent Corporation
EAETR	Estimated annual effective tax rate
EV	Electric vehicle
FASB	Financial Accounting Standards Board
First Amendment	On May 6, 2020, Livent Corporation entered into the First Amendment to the Credit Agreement to amend and restate the Original Credit Agreement
FMC	FMC Corporation
FMC Plan	FMC Corporation Incentive Compensation and Stock Plan
IPO	Initial public offering
Lithium Business	Substantially all of the assets and liabilities of FMC's lithium business segment transferred to Livent in the Separation
Livent NQSP	Livent Non-Qualified Savings Plan
Livent Plan	Livent Corporation Incentive Compensation and Stock Plan
Original Credit Agreement	On September 18, 2018 Livent Corporation entered into the credit agreement, which provides for a $400 million senior secured revolving credit facility
Over-Allotment Option	Option to purchase an additional $20.75 million principal amount of 2025 Notes exercised on July 7, 2020.
Revolving Credit Facility	Livent's $400 million senior secured revolving credit facility
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
Second Amendment	On August 3, 2020, Livent Corporation entered into the Second Amendment to the Credit Agreement to amend the Credit Agreement
Securities Act	Securities Act of 1933
Separation Date	On October 15, 2018, Livent Corporation completed the IPO and sold 20 million shares of Livent common stock to the public at a price of $17.00 per share
Tax Act	Tax Cuts and Jobs Act
TMA	Tax Matters Agreement, dated October 15, 2018, by and between Livent and FMC
U.S. GAAP	United States Generally Accepted Accounting Principles

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(in Millions, Except Per Share Data)	(unaudited)
Revenue	$64.9	$114.0	$133.4	$212.3
Cost of sales	54.7	80.2	108.6	145.8
Gross margin	10.2	33.8	$24.8	$66.5
Selling, general and administrative expenses	10.3	9.8	21.1	19.0
Research and development expenses	0.8	0.8	1.8	1.6
Restructuring and other charges	0.9	3.8	5.7	3.9
Separation-related costs	0.1	1.3	0.2	2.9
Total costs and expenses	66.8	95.9	$137.4	$173.2
(Loss)/income from operations before loss on debt extinguishment, equity in net loss of unconsolidated affiliate and income taxes	(1.9)	18.1	$(4.0)	$39.1
Loss on debt extinguishment	0.1	—	0.1	—
Equity in net loss of unconsolidated affiliate	0.2	—	0.3	—
(Loss)/income from operations before income taxes	(2.2)	18.1	$(4.4)	$39.1
Income tax (benefit)/expense	(2.0)	2.6	(2.3)	6.7
Net (loss)/income	$(0.2)	$15.5	$(2.1)	$32.4
Net (loss)/income per weighted average share - basic	$—	$0.11	$(0.01)	$0.22
Net (loss)/income per weighted average share - diluted	$—	$0.11	$(0.01)	$0.22
Weighted average common shares outstanding - basic	146.2	146.0	146.1	146.0
Weighted average common shares outstanding - diluted	146.2	146.5	146.1	146.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(in Millions)	(unaudited)
Net (loss)/income	$(0.2)	$15.5	$(2.1)	$32.4
Other comprehensive (loss)/income, net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	0.2	(1.0)	$(1.6)	—
Total foreign currency translation adjustments (1)	0.2	(1.0)	(1.6)	—
Derivative instruments:
Unrealized hedging (losses)/gains, net of tax of $0.1, less than $0.1, $0.1 and less than $0.1	(0.2)	0.8	(0.2)	1.1
Reclassification of deferred hedging gains included in net income, net of tax of zero, less than $0.1, zero and less than $0.1	—	(0.3)	—	(0.7)
Total derivative instruments (loss)/gain, net of tax of $0.1, less than $0.1, $0.1 and less than $0.1	(0.2)	0.5	(0.2)	0.4
Other comprehensive (loss)/income, net of tax	—	(0.5)	(1.8)	0.4
Comprehensive (loss)/income	$(0.2)	$15.0	$(3.9)	$32.8
____________________
(1)Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries because it is our intention that such earnings will remain invested in those subsidiaries indefinitely.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$17.2	$16.8
Trade receivables, net of allowance of $0.3 in 2020 and $0.3 in 2019	55.7	90.0
Inventories, net	117.0	113.4
Prepaid and other current assets	49.7	51.8
Total current assets	239.6	272.0
Investments	2.4	2.2
Property, plant and equipment, net of accumulated depreciation of $209.4 in 2020 and $202.2 in 2019	528.5	468.8
Deferred income taxes	—	1.5
Right of use assets - operating leases, net	16.5	16.9
Other assets	99.1	91.5
Total assets	$886.1	$852.9
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt
Accounts payable, trade and other	$31.2	$83.1
Accrued and other current liabilities	35.6	36.4
Operating lease liabilities - current	2.0	2.1
Income taxes	—	0.9
Total current liabilities	68.8	122.5
Long-term debt	208.7	154.6
Operating lease liabilities - long-term	14.7	15.4
Environmental liabilities	6.4	6.4
Deferred income taxes	5.0	—
Other long-term liabilities	11.3	10.0
Commitments and contingent liabilities (Note 12)
Total current and long-term liabilities	314.9	308.9
Equity
Common stock; $0.001 par value; 2 billion shares authorized in 2018; 146,360,433 and 146,085,696 shares issued; 146,251,597 and 145,981,684 outstanding at June 30, 2020 and December 31, 2019, respectively	0.1	0.1
Capital in excess of par value of common stock	547.5	516.4
Retained earnings	74.5	76.6
Accumulated other comprehensive loss	(50.1)	(48.3)
Treasury stock, common; 108,836 and 104,012 shares at June 30, 2020 and December 31, 2019, respectively	(0.8)	(0.8)
Total equity	571.2	544.0
Total liabilities and equity	$886.1	$852.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2020	2019
(in Millions)	(unaudited)
Cash required by operating activities:
Net (loss)/income	$(2.1)	$32.4
Adjustments to reconcile net (loss)/income to cash (required)/provided by operating activities:
Depreciation and amortization	11.6	9.7
Restructuring and other charges	1.8	2.2
Deferred income taxes	(1.9)	(2.7)
Separation-related costs	(0.2)	0.5
Share-based compensation	2.0	2.3
Change in investments in trust fund securities	(0.2)	—
Loss on debt extinguishment	0.1	—
Equity in net loss of unconsolidated affiliate	0.3	—
Changes in operating assets and liabilities:
Trade receivables, net	33.8	23.5
Inventories	(5.0)	4.5
Accounts payable, trade and other	(51.9)	(4.3)
Change in deferred compensation	0.5	0.3
Income taxes	(0.9)	(1.0)
Change in prepaid and other current assets and other assets	(5.4)	(0.9)
Change in accrued and other current liabilities and other long-term liabilities	17.2	(25.2)
Cash (required)/provided by operating activities	(0.3)	41.3
Cash required by investing activities:
Capital expenditures(1)	(89.2)	(69.3)
Investments in trust fund securities	(0.4)	(0.4)
Other investing activities	(0.3)	(4.5)
Cash required by investing activities	(89.9)	(74.2)
Cash provided by financing activities:
Proceeds from Revolving Credit Facility	130.5	116.5
Repayments of Revolving Credit Facility	(257.0)	(91.4)
Payments of financing fees	(7.6)	(0.1)
Proceeds from 2025 Notes	225.0	—
Cash provided by financing activities	90.9	25.0
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.1)
Increase/(decrease) in cash and cash equivalents	0.4	(8.0)
Cash and cash equivalents, beginning of period	16.8	28.3
Cash and cash equivalents, end of period	$17.2	$20.3

Supplemental Disclosure for Cash Flow:
Cash payments for income taxes, net of refunds (2)	$2.3	$26.2
Cash payments for interest, net (1)	$4.2	$1.6
Cash payments for Restructuring and other charges	$3.9	$1.9
Cash payments for Separation-related charges (3)	$0.4	$7.1
Accrued capital expenditures	$18.1	$4.4
Operating lease right-of-use assets and lease liabilities recorded for ASC 842	$0.8	$16.1
____________________
(1) All of the interest related to our Revolving Credit Facility was capitalized for the six months ended June 30, 2020 and 2019.
(2) Six months ended June 30, 2020 includes $1.9 million refund from FMC related to the Company's 2018 federal income tax return. Six months ended June 30, 2019 includes $16.9 million related to reimbursement paid to FMC for 2018 income taxes paid by FMC on Livent's behalf pursuant to the TMA.
(3) Six months ended June 30, 2019 includes $4.6 million paid to FMC related to the Separation steps.
        The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(in Millions Except Per Share Data)	Common Stock, $0.001 Per Share Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, January 1, 2019	$0.1	$512.3	$26.4	$(49.2)	$—	$489.6
Net income	—	—	16.9	—	—	16.9
Stock compensation plans	—	1.2	—	—	—	1.2
Net hedging losses, net of income tax	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	1.0	—	1.0
Balance, March 31, 2019	$0.1	$513.5	$43.3	$(48.3)	$—	$508.6
Net income	—	—	15.5	—	—	15.5
Stock compensation plans	—	2.4	—	—	—	2.4
Net hedging losses, net of income tax	—	—	—	0.5	—	0.5
Foreign currency translation adjustments	—	—	—	(1.0)	—	(1.0)
Purchases of treasury stock - deferred compensation plan	—	—	—	—	(0.7)	(0.7)
Balance, June 30, 2019	$0.1	$515.9	$58.8	$(48.8)	$(0.7)	$525.3

Balance, January 1, 2020	$0.1	$516.4	$76.6	$(48.3)	$(0.8)	$544.0
Net loss	—	—	(1.9)	—	—	(1.9)
Stock compensation plans	—	1.2	—	—	—	1.2
Shares withheld for taxes - common stock issuances	—	(0.7)	—	—	—	(0.7)
Foreign currency translation adjustments	—	—	—	(1.8)	—	(1.8)
Balance, March 31, 2020	$0.1	$516.9	$74.7	$(50.1)	$(0.8)	$540.8
Net loss	—	—	(0.2)	—	—	(0.2)
Stock compensation plans	—	1.0	—	—	—	1.0
Net hedging losses, net of income tax	—	—	—	(0.2)	—	(0.2)
2025 Notes - discount net of issuance fees and income tax	—	29.5	—	—	—	29.5
Exercise of stock options	—	0.1	—	—	—	0.1
Foreign currency translation adjustments	—	—	—	0.2	—	0.2
Balance, June 30, 2020	$0.1	$547.5	$74.5	$(50.1)	$(0.8)	$571.2

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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 2: Principal Accounting Policies and Related Financial Information
The accompanying condensed consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted from these interim financial statements. The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our condensed consolidated financial position at June 30, 2020 and December 31, 2019, the condensed consolidated results of operations for the three and six months ended June 30, 2020 and 2019, and the condensed consolidated cash flows for the six months ended June 30, 2020 and 2019. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These statements, therefore, should be read in conjunction with the annual consolidated and combined financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Annual Report on Form 10-K").
The income tax amounts in the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019 have been calculated based on a separate return methodology and presented as if our operations were separate taxpayers in the respective jurisdictions. We file United States (U.S.) federal income tax returns with various state, local and non-U.S. jurisdictions. From the Separation Date onwards, we have filed and will continue to file as an independent public company.
Estimates and assumptions
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
4.125% Convertible Senior Notes due 2025 (the “2025 Notes”)
We account for our 2025 Notes under Accounting Standards Codification 470-20, Debt with Conversion and Other Options. See Note 3 and Note 8 for details.

There were no other significant changes to our accounting policies that are set forth in detail in Note 2 to our annual consolidated and combined financial statements in Part II, Item 8 of our 2019 Annual Report on Form 10-K.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 3: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
In August 2020, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The ASU reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion model. As compared with current U.S. GAAP, more convertible debt instruments will be reported as a single liability instrument and the interest rate of more convertible debt instruments will be closer to the coupon interest rate. The ASU also aligns the consistency of diluted Earnings Per Share ("EPS") calculations for convertible instruments by requiring that (1) an entity use the if-converted method and (2) share settlement be included in the diluted EPS calculation for both convertible instruments and equity contracts when those contracts include an option of cash settlement or share settlement. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB has specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, we separately account for the liability and equity components of our 4.125% Convertible Senior Notes due 2025 (the “2025 Notes”), which may be settled entirely or partially in cash upon conversion, in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2025 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the 2025 Notes. As a result, we currently are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the 2025 Notes to their face amount over the term of the 2025 Notes. Because we intend to settle in cash the principal outstanding under our 2025 Notes, we currently use the treasury stock method when calculating their potential dilutive effect, if any. See Note 8 and Note 10 for further details. We are evaluating the effect the ASU will have on our condensed consolidated financial statements.
In April 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. An entity may optionally elect to apply the amendments effective in the first interim period that includes or is subsequent to March 12, 2020 through December 31, 2022. We are evaluating the effect the guidance will have on our condensed consolidated financial statements.
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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 4: Revenue Recognition

Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and by product categories.
The following table provides information about disaggregated revenue by major geographical region:

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
North America (1)	$14.7	$18.6	$29.5	$34.4
Latin America	—	0.3	0.1	1.0
Europe, Middle East & Africa	11.2	17.6	22.5	32.9
Asia Pacific (1)	39.0	77.5	81.3	144.0
Total Revenue	$64.9	$114.0	$133.4	$212.3
(1)During the three months ended June 30, 2020, countries with sales in excess of 10% of combined revenue consisted of Japan and the U.S. Sales for the three months ended June 30, 2020 for Japan and the U.S. totaled $26.6 million and $14.5 million, respectively. During the three months ended June 30, 2019, countries with sales in excess of 10% of combined revenue consisted of Japan, the U.S. and China. Sales for the three months ended June 30, 2019 for Japan, the U.S. and China totaled $43.8 million, $18.1 million and $24.9 million, respectively. During the six months ended June 30, 2020, countries with sales in excess of 10% of combined revenue consisted of Japan and the U.S. Sales for the six months ended June 30, 2020 for Japan and the U.S. totaled $57.7 million and $29.1 million, respectively. During the six months ended June 30, 2019, countries with sales in excess of 10% of combined revenue consisted of Japan, the U.S. and China and totaled $91.8 million, $33.8 million, and $32.9 million, respectively.

For the three months ended June 30, 2020, one customer accounted for approximately 30% of total revenue and our 10 largest customers accounted in aggregate for approximately 64% of revenue. For the three months ended June 30, 2019, one customer accounted for approximately 30% of total revenue and our 10 largest customers accounted in aggregate for approximately 65% of our revenue. For the six months ended June 30, 2020, one customer accounted for approximately 35% of total revenue and our 10 largest customers accounted in aggregate for approximately 64% of revenue. For the six months ended June 30, 2019, two customers accounted for approximately 32% and 10% of total revenue, respectively and our 10 largest customers accounted in aggregate for approximately 58% of our revenue. A loss of any material customer could have a material adverse effect on our business, financial condition and results of operations.

The following table provides information about disaggregated revenue by major product category:

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lithium Hydroxide	$33.8	$68.4	$71.5	$125.3
Butyllithium	21.3	24.7	42.8	51.6
High Purity Lithium Metal and Other Specialty Compounds	4.2	14.1	12.2	27.1
Lithium Carbonate and Lithium Chloride	5.6	6.8	6.9	8.3
Total Revenue	$64.9	$114.0	$133.4	$212.3
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
The following table presents the opening and closing balances of our receivables, net of allowances. As of June 30, 2020 and December 31, 2019, there were no contract liabilities from contract with customers.

(in Millions)	Balance as of June 30, 2020	Balance as of December 31, 2019	Increase (Decrease)
Receivables from contracts with customers, net of allowances	$55.7	$90.0	$(34.3)
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
Occasionally, we may enter into multi-year take or pay supply agreements with customers. The aggregate amount of revenue expected to be recognized related to these contracts’ performance obligations that are unsatisfied or partially satisfied is approximately $26 million for the remainder of 2020. These approximate revenues do not include amounts of variable consideration attributable to contract renewals or contract contingencies. Based on our past experience with the customers under these arrangements, we expect to continue recognizing revenue in accordance with the contracts as we transfer control of the product to the customer (refer to the sales of goods section for our determination of transfer of control). However, in the case a shortfall of volume purchases occurs, we will recognize the amount payable by the customer over the remaining performance obligations in the contract.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 5: Inventories, Net
Inventories consisted of the following:

(in Millions)	June 30, 2020	December 31, 2019
Finished goods	$46.0	$45.3
Semi-finished goods	58.2	48.8
Raw materials, supplies and other	12.8	19.3
Inventory, net	$117.0	$113.4

Note 6: Restructuring and Other Charges
The following table shows other charges included in "Restructuring and other charges" in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2020	2019	2020	2019
Restructuring charges
Severance-related and exit costs (1)	$0.5	$—	$4.9	$—
Other charges
Corporate severance-related costs (2)	—	3.5	—	3.5
Environmental remediation (3)	0.2	0.1	0.3	0.2
Other (4)	0.2	0.2	0.5	0.2
Total Restructuring and other charges	$0.9	$3.8	$5.7	$3.9
___________________
(1)  Includes severance costs for management changes at certain operating and administrative facilities and accrued exit costs of $1.0 million for the closing of leased office space.
(2) Represents severance costs and stock-based compensation expense for accelerated vesting related to corporate management changes.
(3) Costs associated with environmental remediation with respect to certain discontinued products. There is one environmental remediation site in Bessemer City, North Carolina.
(4) 2020 consists primarily of legal fees related to IPO securities litigation. See Note 12 for more details.
Roll forward of plant restructuring reserve
In 2017, we began restructuring efforts at our manufacturing site located in Bessemer City, North Carolina. The objective of this restructuring plan is to optimize both the assets and cost structure by reducing certain production lines at the plant. The restructuring decision resulted primarily in shutdown costs. The following table shows a roll forward of restructuring reserve that will result in cash spending. These amounts are included in "Accrued and other current liabilities" on the condensed consolidated balance sheets.

(in Millions)	Restructuring Reserve Total
Balance December 31, 2018	$3.6
Cash payments	(0.3)
Balance December 31, 2019	$3.3
Cash payments	(0.1)
Balance June 30, 2020	$3.2

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
Provision for income taxes for the three and six months ended June 30, 2020 was a benefit of $2.0 million and $2.3 million resulting in an effective tax rate of 39.7% and 52.3%, respectively. Provision for income taxes for the three and six months ended June 30, 2019 was $2.6 million and $6.7 million resulting in an effective tax rate of 14.4% and 17.1%, respectively.
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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 8: Debt
Long-term debt
Long-term debt consists of the following:

	Interest Rate Percentage			Maturity Date	June 30, 2020	December 31, 2019
(in Millions)	LIBOR borrowings	Base rate borrowings
Revolving Credit Facility (1)	3.0%	4.3%		2023	$28.1	$154.6
4.125% Convertible Senior Notes due 2025 (2)			4.125%	2025	225.0	—
Less transaction costs - 2025 Notes (2)					(5.5)	—
Discount - 2025 Notes (2)					(38.9)	—
Total long-term debt (3)					$208.7	$154.6
______________________________
(1)As of June 30, 2020 and December 31, 2019, there were $11.0 million in letters of credit outstanding under our Revolving Credit Facility and $285.9 million and $234.4 million available funds as of June 30, 2020 and December 31, 2019, respectively. Fund availability is subject to the Company meeting its debt covenants.
(2)Does not include amounts related to the Over-Allotment Option which closed on July 7, 2020.
(3)  As of June 30, 2020 and December 31, 2019, the Company had no debt maturing within one year.
4.125% Convertible Senior Notes due 2025
On June 25, 2020, the Company issued $225 million in aggregate principal amount of 4.125% Convertible Senior Notes due in July 2025 (the "2025 Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. We also granted the initial purchasers of the 2025 Notes a 13-day option to purchase up to an additional $33.75 million in aggregate principal amount (the "Over-Allotment Option). On July 7, 2020 we closed on the Over-Allotment Option and issued an additional $20.75 million in aggregate principal amount of 2025 Notes. Total net cash proceeds received including Over-Allotment Option were $238.5 million net of $7.3 million of third-party transaction costs, including initial purchasers' discounts and commissions. The Company used or will use the net proceeds received to finance or refinance eligible green projects designed to align with the provisions of the International Capital Market Association Green Bond Principles 2018, including repaying amounts outstanding under its Revolving Credit Facility.
Each $1,000 of principal of the 2025 Notes is initially convertible into 114.4885 shares of our common stock, which is equivalent to an initial conversion price of $8.73 per share, subject to adjustment upon the occurrence of specified events. We may not redeem the 2025 Notes prior to July 20, 2023. We may redeem for cash all or any portion of the 2025 Notes, at our option, on or after July 20, 2023 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest.
Holders of the 2025 Notes may convert their notes at any time, at their option, on or after January 15, 2025. Further, holders of the 2025 Notes may convert their notes at any time, at their option, prior to January 15, 2025 only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each trading day; (2) during the five-business day period after any five-consecutive trading day period in which the trading price per $1,000 principal amount of the 2025 Notes for each trading day of such period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day, (3) if we call any or all of the 2020 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date or (4) if specified corporate events occur. Upon conversion, the 2025 Notes will be settled in cash, shares of our common stock or a combination thereof, at our election. If a fundamental change occurs prior to the maturity date, holders of the 2025 Notes may require us to repurchase all or a portion of their 2025 Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if we deliver a notice of redemption, we will increase

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
the conversion rate for a holder who elects to convert its 2025 Notes in connection with such an event or notice of redemption in certain circumstances. As of June 30, 2020, none of the conditions permitting the holders of the 2025 Notes to early convert had been met. Therefore, the 2025 Notes are classified as long-term.
In accordance with U.S. GAAP relating to embedded conversion features, we initially valued and bifurcated the conversion feature associated with the 2025 Notes. We recorded a debt discount with a corresponding increase to additional paid-in capital of $42.6 million for the conversion feature, $3.6 million of which was recorded in the third quarter of 2020 relating to the Over-Allotment Option. The resulting debt discount is being amortized to interest expense at an effective interest rate of 8.35% over the five-year term of the 2025 Notes. The Company recognized $0.1 million of interest expense related to the amortization of the discount and $0.2 million of accrued interest expense related to the $225 million principal amount for the last five days of the three and six months ended June 30, 2020. Transaction costs of $1.3 million were allocated to the embedded conversion feature as a reduction of additional paid-in capital, $0.1 million of which was recorded in the third quarter of 2020 related to the Over-Allotment Option. We recognized a deferred tax liability of $8.3 million as a reduction to additional paid-in capital as of June 30, 2020 related to the book and tax basis differences of the debt discount and transaction costs.
The following table summarizes the debt discount and liability and equity allocations of the transaction costs for the original issuance and Over-Allotment Option.

	(a)			(b)	(a) + (b)
	$225.0 million principal	June Amortization (five days)	As of June 30, 2020	$20.75 million principal Over-Allotment	Total 2025 Notes
(in Millions)
Discount (1)	$39.0	$(0.1)	$38.9	$3.6	$42.6
Transaction costs
Liability (2)	$5.5	$—	$5.5	$0.5	$6.0
Equity	1.2	—	1.2	0.1	1.3
Total transaction costs	$6.7	$—	$6.7	$0.6	$7.3
____________________________
(1)All of the interest related to discount amortization was capitalized for the last five days of the three and six months ended June 30, 2020.
(2)Amortization of transaction costs was less than $0.1 million for the last five days of the three and six months ended June 30, 2020.

Revolving Credit Facility
On September 28, 2018, we entered into a credit agreement among us, our subsidiary, FMC Lithium USA Corp., as borrowers (the “Borrowers”), certain of our wholly owned subsidiaries as guarantors (the "Guarantors"), the lenders party thereto (the “Lenders”), Citibank, N.A., as administrative agent (the "Agent"), and certain other financial institutions party thereto, as joint lead arrangers (the “Original Credit Agreement”, as amended by the First Amendment and Second Amendment (as defined below), the "Credit Agreement"). The Credit Agreement provides for a $400 million senior secured revolving credit facility, $50 million of which is available for the issuance of letters of credit for the account of the Borrowers, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to $600 million (the “Revolving Credit Facility”). The issuance of letters of credit and the proceeds of revolving credit loans made pursuant to the Revolving Credit Facility are available, and will be used, for general corporate purposes, including capital expenditures and permitted acquisitions, of the Borrowers and their subsidiaries.
On May 6, 2020, we entered into the First Amendment to the Credit Agreement (the "First Amendment") with FMC Lithium USA Corp., the Guarantors, the Lenders and the Agent. Among other things, the First Amendment amended and restated the Original Credit Agreement to (i) increase our maximum total net leverage ratio for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020 from 3.5 to 6.0, (ii) put a cap of $325 million on our overall borrowings under the Revolving Credit Facility until March 31, 2021, (iii) amend our negative covenant on indebtedness to permit unsecured indebtedness (including convertible debt) up to $350 million, (iv) amend our negative covenants on investments to permit additional investments in Minera del Altiplano S.A., our Argentine subsidiary, (v) restrict our ability to declare or pay cash dividends until March 31, 2021 and (vi) increase the applicable margin on our borrowings by 25 basis points, in each case as described in the First Amendment. We recorded $0.9 million of deferred financing costs in the condensed consolidated balance sheets for First Amendment consent, arrangement and legal fees and a $0.1 million loss on debt extinguishment in the condensed consolidated statements of operations for the write off of existing deferred financing costs to recognize the

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
temporary reduction in overall borrowing capacity related to the First Amendment. The carrying value of our deferred financing costs was $2.8 million as of June 30, 2020.
The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the First Amendment, including the amended and restated Credit Agreement attached thereto, which is filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the three months ended March 31, 2020.
On August 3, 2020, we entered into the Second Amendment to the Credit Agreement (the "Second Amendment") with FMC Lithium USA Corp., the Guarantors, the Lenders and the Agent. The Second Amendment amended the Credit Agreement, as previously amended by the First Amendment, to replace our maximum total net leverage ratio of 6.0 for the fiscal quarters ending September 30, 2020 and December 31, 2020 with a maximum first lien leverage ratio (as defined in the Credit Agreement) of 3.5. The maximum first lien leverage ratio of 3.5 will continue to apply for the fiscal quarter ended March 31, 2021 and for each fiscal quarter thereafter. The first lien leverage ratio as of any date is the ratio of financial covenant debt as of such date secured by a lien on any asset or property of Livent or its restricted subsidiaries on a pari passu or senior basis with the loans and commitments under the Credit Agreement, minus unrestricted cash and cash equivalents on our balance sheet as of such date, to Earnings Before Interest, Taxes, Depreciation and Amortization, as defined in the Credit Agreement, for the last four fiscal quarters ending on or before such date.
The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the Second Amendment and the Credit Agreement, which Second Amendment is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.
See Note 10, Part II, Item 8 of our 2019 Annual Report on Form 10-K for more information about the credit agreement.
Covenants
The Credit Agreement contains certain affirmative and negative covenants that are binding on the Borrowers and their subsidiaries, including, among others, restrictions (subject to exceptions and qualifications) on the ability of the Borrowers and their subsidiaries to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of their businesses, to enter into transactions with affiliates and to enter into certain burdensome agreements. Furthermore, the Borrowers are subject to financial covenants regarding leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Under the covenants, our maximum allowable total net leverage ratio is 6.0. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all requirements of the covenants at June 30, 2020.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 9: Equity
As of June 30, 2020 and December 31, 2019, we had 2 billion shares of common stock authorized. The following is a summary of Livent's common stock issued and outstanding:

	Issued	Treasury	Outstanding
Balance at December 31, 2019	146,085,696	(104,012)	145,981,684
Adjusted FMC RSU awards (1)	131,648	—	131,648
Livent RSU awards	115,194	—	115,194
Livent stock option awards	27,895	—	27,895
Purchases of treasury stock - deferred compensation plan	—	(4,824)	(4,824)
Balance at June 30, 2020	146,360,433	(108,836)	146,251,597
(1)  See Note 12 to our consolidated and combined financial statements in Part II, Item 8 of our 2019 Annual Report on Form 10-K for more information on Adjusted FMC RSU awards held by FMC employees.
Summarized below is the roll forward of accumulated other comprehensive loss, net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Total
Accumulated other comprehensive loss, net of tax at December 31, 2019	$(48.3)	—	$(48.3)
Other comprehensive loss before reclassifications	(1.6)	(0.2)	(1.8)
Accumulated other comprehensive loss, net of tax at June 30, 2020	$(49.9)	$(0.2)	$(50.1)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Total
Accumulated other comprehensive loss, net of tax at December 31, 2018	$(48.0)	$(1.2)	$(49.2)
Other comprehensive income before reclassifications	—	$1.1	1.1
Amounts reclassified from accumulated other comprehensive loss	—	(0.7)	(0.7)
Accumulated other comprehensive loss, net of tax at June 30, 2019	$(48.0)	$(0.8)	$(48.8)
(1)  See Note 11 for more information.
Reclassifications of accumulated other comprehensive loss
The table below provides details about the reclassifications from accumulated other comprehensive loss and the affected line items in the condensed consolidated statements of operations for the period presented. No amounts were reclassified from accumulated other comprehensive loss for the three and six months ended June 30, 2020.

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss (1)		Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended June 30,	Six Months Ended June 30,
(in Millions)	2019	2019
Derivative instruments
Foreign currency contracts	$(0.3)	$(0.7)	Costs of sales and services
Total before tax	(0.3)	(0.7)
Amount included in net income (1)	(0.3)	(0.7)
Total reclassifications for the period	$(0.3)	$(0.7)	Amount included in net income
(1) Provision for income taxes related to the reclassification was less than $0.1 million for the three and six months ended June 30,2019.
Dividends
For the three and six months ended June 30, 2020 and 2019, we paid no dividends. We do not expect to pay any dividends in the foreseeable future.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 10: (Loss)/Earnings Per Share
(Loss)/earnings per common share ("EPS") is computed by dividing net (loss)/income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options and restricted stock units ("RSU") granted in connection with the Livent Plan and FMC Plan. See Note 12 to our consolidated and combined financial statements in Part II, Item 8 of our 2019 Annual Report on Form 10-K for more information. Diluted (loss)/earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. Because we intend to settle in cash the principal outstanding under our 2025 Notes, we use the treasury stock method when calculating their potential dilutive effect, if any.
(Loss)/earnings applicable to common stock and common stock shares used in the calculation of basic and diluted (loss)/earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net (loss)/income	$(0.2)	$15.5	$(2.1)	$32.4

Denominator:
Weighted average common shares outstanding - basic	146.2	146.0	146.1	146.0
Incremental weighted average common shares - FMC Plan	—	0.5	—	0.5
Weighted average common shares outstanding - diluted	146.2	146.5	146.1	146.5

Basic (loss)/earnings per common share:
Net (loss)/income per weighted average share - basic	$—	$0.11	$(0.01)	$0.22
Diluted (loss)/earnings per common share:
Net (loss)/income per weighted average share - diluted	$—	$0.11	$(0.01)	$0.22
Anti-dilutive stock options
For the three and six months ended June 30, 2020, options to purchase 1,832,605 and 1,842,770 shares of our common stock at an average exercise price of $12.36 and $12.47 per share, respectively, were anti-dilutive and not included in the computation of diluted (loss)/earnings per share because the exercise price of the options was greater than the average market price of the common stock for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2019, options to purchase 1,151,312 and 949,697 shares of our common stock at an average exercise price of $14.57 and $15.53 per share, respectively, were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock for the three and six months ended June 30, 2019.

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
The estimated fair value and the carrying amount of debt was $253.1 million and $208.7 million, respectively, as of June 30, 2020. The estimated fair value and carrying amount of debt was $154.6 million as of December 31, 2019.
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
As of June 30, 2020, we had open foreign currency forward contracts in AOCI in a net after-tax loss position of $0.2 million designated as cash flow hedges of underlying forecasted sales and purchases. At June 30, 2020 we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $13.0 million.
Approximately $0.2 million of net after-tax loss, representing open foreign currency exchange contracts, will be realized in earnings during the six months ending December 31, 2020 if spot rates in the future are consistent with market rates as of June 30, 2020. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the condensed consolidated statements of income.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $47.4 million at June 30, 2020.
Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments. The Company had no open derivative cash flow hedge contracts in the condensed consolidated balance sheets as of December 31, 2019.

June 30, 2020
Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges
Derivatives
Foreign exchange contracts	$(0.3)
Total derivative liabilities	(0.3)
Net derivative liabilities	$(0.3)
______________________
(1) Balance is included in "Accrued and other current liabilities" in the condensed consolidated balance sheets.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
The following tables summarize the gains or losses related to our cash flow hedges and derivatives not designated as cash flow hedging instruments. For the three months ended March 31, 2020, we did not have any open derivative cash flow hedge contacts.
Derivatives in Cash Flow Hedging Relationships

(in Millions)	Total Foreign Exchange Contracts
Accumulated other comprehensive loss, net of tax at March 31, 2020	$—
Unrealized hedging losses, net of tax	(0.2)
Total derivative instrument impact on comprehensive income, net of tax	(0.2)
Accumulated other comprehensive loss, net of tax at June 30, 2020	$(0.2)

Accumulated other comprehensive loss, net of tax at December 31, 2018	$(1.2)
Unrealized hedging gains, net of tax	0.3
Reclassification of deferred hedging gains, net of tax (1)	(0.4)
Total derivative instrument impact on comprehensive income, net of tax	(0.1)
Accumulated other comprehensive loss, net of tax at March 31, 2019	$(1.3)
Unrealized hedging gains, net of tax	0.8
Reclassification of deferred hedging gains, net of tax (1)	(0.3)
Total derivative instrument impact on comprehensive income, net of tax	0.5
Accumulated other comprehensive loss, net of tax at June 30, 2019	$(0.8)
____________________
(1)Amounts are included in “Cost of sales and services” on the condensed consolidated statements of operations.
Derivatives Not Designated as Cash Flow Hedging Instruments

	Location of Loss Recognized in Income on Derivatives	Amount of Pre-tax Loss Recognized in Income on Derivatives (1)
		Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)		2020	2019	2020	2019
Foreign Exchange contracts	Cost of Sales and Services	$(0.3)	$(0.9)	$(1.1)	$(1.0)
Total		$(0.3)	$(0.9)	$(1.1)	$(1.0)
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

(in Millions)	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$2.0	$2.0	$—	$—
Total Assets	$2.0	$2.0	$—	$—

Liabilities
Deferred compensation plan obligation (2)	$2.7	$2.7	$—	$—
Total Liabilities	$2.7	$2.7	$—	$—

(in Millions)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$1.6	$1.6	$—	$—
Total Assets	$1.6	$1.6	$—	$—

Liabilities
Deferred compensation plan obligation (2)	$2.5	$2.5	$—	$—
Total Liabilities	$2.5	$2.5	$—	$—
____________________
(1) Balance is included in “Investments” in the condensed consolidated balance sheets. Livent NQSP investments in Livent common stock are recorded as "Treasury stock" in the condensed consolidated balance sheets and carried at historical cost. A mark-to-market loss of $0.1 million and a mark-to-market gain of $0.2 million was recorded for the three and six months ended June 30, 2020, respectively, related to the Livent common stock. The mark-to-market gains and losses were recorded in "Selling, general and administrative expense" in the condensed consolidated statement of operations, with a corresponding offset to the deferred compensation plan obligation in the condensed consolidated balance sheets.
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
IPO Securities Litigation
Beginning on May 13, 2019, purported stockholders of the Company filed putative class action complaints in the Pennsylvania Court of Common Pleas, Philadelphia County, and in the U.S. District Court for the Eastern District of Pennsylvania, in connection with the Company’s October 2018 IPO. On August 20, 2019, the actions then pending in federal court were consolidated under the caption, Nikolov v. Livent Corp., et al., No. 19-cv-02218. In an order entered on September 23, 2019, the actions then pending in state court were consolidated under the caption, In re Livent Corporation Securities Litigation, No. 2019-0501229. The operative complaints in both the state and federal actions assert claims against the Company and certain of its current and former executives and directors in connection with the Company’s October 2018 IPO. The actions also name as defendants the underwriters in the IPO and FMC Corporation, whom the Company is generally obligated to indemnify. The complaints allege generally that the offering documents for the IPO failed to adequately disclose certain information related to the Company’s business and prospects, in purported violation of Sections 11, 12(a)(2), and/or 15 of the Securities Act.  The complaints seek unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Livent common stock pursuant and/or traceable to the IPO offering documents. On October 11, 2019, defendants moved to dismiss the state action in its entirety, and on November 18, 2019, defendants moved to dismiss the federal action in its entirety. On June 29, 2020, the state court denied the motion to dismiss the state action, while on July 2, 2020, the federal court granted the motion to dismiss the federal action in its entirety. On July 7, 2020, in light of the federal court’s decision, defendants filed a motion for reconsideration of the state court’s denial of the motion to dismiss the state action. Briefing on the motion for reconsideration is complete, but the court has not yet ruled. On July 29, 2020, defendants filed a motion seeking permission to appeal the state court’s order denying defendant’s motion to dismiss. The state court has not yet ruled on that motion. Pursuant to court order, discovery in the state action is stayed pending further order of the court. On July 31, 2020, plaintiffs in the federal action filed a notice of appeal. At this point, a range of reasonably possible losses, if any, cannot be estimated by the Company.
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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
disagrees that Nemaska had the right to terminate the Agreement. After receiving Nemaska’s termination notice, we resumed our previously suspended arbitration to pursue our claims.
On December 22, 2019, Nemaska and certain affiliates filed for creditor protection in Canada under the Companies’ Creditors Arrangement Act in the Superior Court of Québec (the “CCAA Court”). By order of the CCAA Court, the arbitration was stayed until further order of the CCAA Court. Nemaska did not assert any counterclaims against us in the context of the arbitration, nor any claim before the CCAA Court or otherwise, and we are not aware of any basis for Nemaska to assert any claims against us.
On May 29, 2020, we filed an application (the “Application”) with the CCAA Court to obtain remittance of US $20 million held in escrow by a third party for the benefit of Livent (the “Escrow Funds”), composed of: (i) US $10 million corresponding to the reimbursement of a payment made by Livent under the Agreement and (ii) US $10 million corresponding to a termination penalty under the Agreement. On the same day, we also filed an appeal of a Notice of Disallowance, filed by the Monitor in the CCAA Court, which had partially disallowed our previously filed proofs of claim against Nemaska and Nemaska Lithium Inc.
On June 22, 2020, we acknowledged the termination of the Agreement, withdrew our arbitration claims with prejudice, and requested the remittance of the Escrow Funds. Nemaska currently contests the Application, and a hearing on the merits is presently expected to occur in the fall of 2020. There can be no assurance that we will prevail on our Application.

Leases
All of our leases are operating leases as of June 30, 2020 and December 31, 2019. We have operating leases for corporate offices, manufacturing facilities, and land. Our leases have remaining lease terms of 2 years to 15 years. Quantitative disclosures about our leases are summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions, except for weighted-average amounts)	2020	2019	2020	2019
Lease Cost
Operating lease cost (1)	$0.4	$0.5	$1.0	$1.0
Short-term lease cost (2)	0.1	—	0.3	0.1
Variable lease cost (3)	—	—	0.1	—
Total lease cost	$0.5	$0.5	$1.4	$1.1
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$0.4	$0.4	$1.0	$0.8
_______________________________
(1)  The Company had no sublease income for the three and six months ended June 30, 2020. Sublease income for the three and six months ended June 30, 2019 was less than $0.1 million. Lease expense is classified as "Selling, general and administrative expenses" in our condensed consolidated statements of operations.
(2) Short-term lease cost for the three months ended June 30, 2019 was less than $0.1 million.
(3) Variable lease cost for the three months ended June 30, 2020 and the three and six months ended June 30, 2019 were each less than $0.1 million.

As of June 30, 2020 and December 31, 2019, our operating leases had a weighted average remaining lease term of 11.5 years and 11.4 years, respectively. As of June 30, 2020 and December 31, 2019, our operating leases had a weighted average discount rate of 4.4%.

The table below presents a maturity analysis of our operating lease liabilities for each of the next five years and a total of the amounts for the remaining years.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Undiscounted cash flows
2020 (excluding the six months ended June 30, 2020)	$1.0
2021	2.0
2022	2.0
2023	1.8
2024	1.8
Thereafter	12.7
Total future minimum lease payments	21.3
Less: Imputed interest	(4.6)
Total	$16.7

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 13: Supplemental Information
The following tables present details of prepaid and other current assets, other assets, accrued and other current liabilities, and other long-term liabilities as presented on the condensed consolidated balance sheets:

(in Millions)	June 30, 2020	December 31, 2019
Prepaid and other current assets
Argentina government receivable (1)	$9.7	$7.8
Tax related items	18.8	14.1
Other receivables	9.9	9.9
Prepaid expenses	5.9	9.2
Bank Acceptance Drafts (2)	1.4	7.4
Other current assets	4.0	3.4
Total	$49.7	$51.8

(in Millions)	June 30, 2020	December 31, 2019
Other assets
Argentina government receivable (1)	$58.4	$55.0
Advance to contract manufacturers (3)	15.2	15.9
Capitalized software, net	2.2	1.1
Prepayment associated with long-term supply agreement (4)	10.0	10.0
Tax related items (5)	4.8	3.6
Other assets	8.5	5.9
Total	$99.1	$91.5
____________________
(1)  We have various subsidiaries that conduct business in Argentina. At June 30, 2020 and December 31, 2019, $40.2 million and $38.0 million, respectively, of outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables, was denominated in U.S. dollars. As with all outstanding receivable balances we continually review recoverability by analyzing historical experience, current collection trends and regional business and political factors among other factors.
(2) Bank Acceptance Drafts are a common Chinese finance note used to settle trade transactions. Livent accepts these notes from Chinese customers based on criteria intended to ensure collectability and limit working capital usage.
(3) We record deferred charges for certain contract manufacturing agreements which we amortize over the term of the underlying contract.
(4) See Note 12 for further discussion about Nemaska arrangement.
(5) Represents an offsetting non-current deferred asset of $3.4 million relating to specific uncertain tax positions and other tax related items.

(in Millions)	June 30, 2020	December 31, 2019
Accrued and other current liabilities
Plant restructuring reserves	$3.2	$3.3
Retirement liability - 401K	1.3	2.7
Accrued payroll	8.0	6.7
Derivative liabilities	0.3	—
Severance related	1.7	—
Environmental reserves, current	0.6	0.5
Other accrued and other current liabilities (1)	20.5	23.2
Total	$35.6	$36.4

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	June 30, 2020	December 31, 2019
Other long-term liabilities
Asset retirement obligations	$0.2	$0.2
Contingencies related to uncertain tax positions (2)	5.5	4.1
Deferred compensation plan obligation	2.7	2.5
Self-insurance reserves	1.8	1.9
Other long-term liabilities	1.1	1.3
Total	$11.3	$10.0
____________________
(1)  Amounts include accrued capital expenditures related to our expansion projects.
(2) At June 30, 2020, we have recorded a liability for uncertain tax positions of $4.0 million and a $1.5 million indemnification liability to FMC for assets where the offsetting uncertain tax position is with FMC.

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
Additional factors include, among other things:
•a decline in the growth in demand for electric vehicles with high performance lithium compounds;
•reduced customer demand, or delays in growth of customer demand, for higher performance lithium compounds;
•volatility in the price for performance lithium compounds;
•adverse global economic conditions;
•competition;
•quarterly and annual fluctuations of our operating results;
•risks relating to the temporary suspension of Livent’s planned production expansion;
•potential constraints on liquidity and access to credit;
•potential development and adoption of battery technologies that do not rely on performance lithium compounds as an input;
•the success of Livent’s research and development efforts;
•risks inherent in international operations and sales, including political, financial and operational risks specific to Argentina, China and other countries where Livent has active operations;
•customer concentration and the possible loss of, or significant reduction in orders from, large customers;
•failure to satisfy customer quality standards;
•fluctuations in the price of energy and certain raw materials;
•employee attraction and retention;
•union relations;
•cybersecurity breaches;
•our ability to protect our intellectual property rights;
•the lack of proven reserves;

•legal and regulatory proceedings, including any shareholder lawsuits;
•compliance with environmental, health and safety laws;
•changes in tax laws;
•risks related to our separation from FMC Corporation; and
•risks related to ownership of our common stock, including price fluctuations and the lack of dividends.
Moreover, investors are cautioned to interpret many of these factors as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. You should carefully consider the risk factors discussed in Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q, Part I, Item 1A "Risk Factors" of our 2019 Annual Report on Form 10-K and in the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2020.
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
•Revenue recognition and trade receivables
•Impairment and valuation of long-lived assets
•Income taxes
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
Second Quarter 2020 Highlights
The following are the more significant developments in our business during the three months ended June 30, 2020:
•Revenue of $64.9 million for the three months ended June 30, 2020 decreased $49.1 million, or approximately 43%, compared to $114.0 million for the three months ended June 30, 2019 primarily due to lower sales volumes driven by a decrease in customer demand due to COVID-19, and lower average prices.
•Gross margin of $10.2 million for the three months ended June 30, 2020 decreased $23.6 million or approximately 70%, compared to $33.8 million for the three months ended June 30, 2019 primarily due to lower sales volumes, lower average prices and increased costs due to increased third party lithium carbonate usage.
•Adjusted EBITDA of $6.4 million for the three months ended June 30, 2020 decreased $21.5 million, or approximately 77%, compared to $27.9 million for the three months ended June 30, 2019 primarily due to lower sales volumes, lower average prices and increased costs due to third party lithium carbonate usage.
COVID-19 Impacts
Business and Operations
During the three months ended June 30, 2020, the COVID-19 pandemic continued to negatively impact our business, operations and financial performance. Worldwide government efforts to contain the spread and mitigate the impact of COVID-19 continued. We still face operational challenges and uncertainties related to the unprecedented global COVID-19 pandemic. The emergency measures imposed and re-imposed by governments on businesses and individuals, including quarantines, travel restrictions, social distancing, closure of non-essential businesses and schools, work from home requirements, and shelter in place orders, among other measures have impacted and may further impact our workforce and operations, and those of our customers and suppliers. The severity of these disruptions, including on our business, financial condition and results of operations, continues to evolve and has been varied across geographic regions, and will be dictated by the length of time that the COVID-19 pandemic continues, which is currently unknown. As a result, we cannot predict the extent of the future impact of the pandemic on our business, financial condition or results of operations at this time.
We have manufacturing operations in the U.S., Argentina, China, the United Kingdom, and India, general operations in Singapore, and sales offices in the U.S., China, the United Kingdom, India and Japan.  Each of these countries has been affected by the COVID-19 pandemic and has adopted measures to contain it, and each may adopt even stricter measures in the future. In China, the government imposed shutdown orders and travel restrictions, among other measures, which have subsequently been reduced.  In the U.S., the President declared a national emergency, which was followed by the imposition of restrictions by State governors, mayors and public officials, including in Pennsylvania and North Carolina where we operate.  The government of Argentina, where the Company’s primary lithium brine resource is located, enacted an emergency decree ordering a national mandatory quarantine requiring the temporary closure of the Company’s local brine operations for approximately two weeks. We expect government measures and restrictions globally to have a negative impact on demand for certain of our products and a negative impact on the efficient operation of our facilities, supply chains and logistics. We have already experienced disruptions and delays within our supply chain and logistics operations in China, Southeast Asia, Argentina and Europe. This includes problems at ports due to national quarantines, difficulties with scheduling cargo ships, additional warehouse costs due to shipment delays, and the restriction of movements by trucks within and between countries.
We continue to see a slowdown in demand for certain of our products and global inventories remain elevated, which has had a downward pressure on prices for certain of our products. More customers are starting to protect their interests by diversifying among multiple suppliers. Some customers are hesitant to enter into longer term agreements while managing their own inventory levels in a more uncertain market environment, which further adversely impacts prices for certain of our products.
In the first quarter of 2020, because of the significant practical constraints resulting from actions being taken by authorities around the world in response to the COVID-19 pandemic, we elected to suspend all capital expansion work globally.  There can be no assurance of the timing for when capital expansion work will resume or that it will resume at all.  Any significant delay or a failure to resume this work could have an adverse effect on our business, financial condition and results of operations.
The material operational challenges that management and the Board of Directors are monitoring and evaluating are the health and safety of our employees, geographic quarantines, travel restrictions, social distancing, closure of non-essential businesses and schools, work from home requirements, shelter in place orders, and the restriction of movements within and between countries.
Liquidity, Financial Resources, 2025 Notes Issuance and Revolving Credit Facility Amendments
Our working capital was impacted by the effects of COVID-19 during the three months ended June 30, 2020. We expect this to continue during the remainder of 2020 fiscal year. The rapid and global spread of COVID-19 has resulted in the disruption and temporary shutdown of the businesses of certain of our customers, contract manufacturers and suppliers, and limits on access to the production facilities of our contract manufacturers and suppliers.  Several of our customers, contract manufacturers and suppliers have experienced financial distress and/or suffered disruptions in their business due to the COVID-19 pandemic. Certain of our customers have canceled, postponed or delayed orders or have been delayed in making payments and we may need to offer special payment terms or relief to them and our other customers and we bear the credit risk on such transactions. To the extent that we are not able to reduce our incurrence of short-term obligations in proportion to the expected reduction in our cash flows, this would result in a further reduction in our working capital.
Our uses of cash were impacted by the effects of COVID-19 during the three and six months ended June 30, 2020. We had an increased use of cash resulting from logistical supply disruptions, such as increased warehousing costs, higher sea shipping costs, and the use of air freight rather than cargo ships to meet more uncertain customer delivery deadlines. We also used cash to purchase additional personal protective equipment for our employees, such as masks and gloves, and for increased cleaning and disinfectant costs, wipes and hand sanitizer, additional medical personnel at our facilities, and increased personnel transportation costs due to social distancing guidelines.
On May 6, 2020, we entered into the First Amendment to the Credit Agreement with FMC Lithium USA Corp., the Guarantors, the Lenders and the Agent. Among other things, the First Amendment increases our maximum net leverage ratio for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020 from 3.5 to 6.0.
On June 25, 2020, we issued $225 million in aggregate principal amount of 4.125% Convertible Senior Notes due 2025 (the "2025 Notes") in a private offering. On July 7, 2020 we issued an additional $20.75 million of the 2025 Notes to the initial purchasers under the Over-Allotment Option. Total net proceeds received including Over-Allotment Option were $238.5 million. The Company used the net proceeds received to repay amounts outstanding under its Revolving Credit Facility.
On August 3, 2020, we entered into the Second Amendment with FMC Lithium USA Corp., the Guarantors, the Lenders and the Agent. The Second Amendment amended the Credit Agreement, as previously amended by the First Amendment, to replace our maximum total net leverage ratio of 6.0 for the fiscal quarters ending September 30, 2020 and December 31, 2020 with a maximum first lien leverage ratio (as defined in the Credit Agreement) of 3.5. The maximum first lien leverage ratio of 3.5 will continue to apply for the fiscal quarter ended March 31, 2021 and for each fiscal quarter thereafter. The first lien leverage ratio as of any date is the ratio of financial covenant debt as of such date secured by a lien on any asset or property of Livent or its restricted subsidiaries on a pari passu or senior basis with the loans and commitments under the Credit Agreement, minus unrestricted cash and cash equivalents on our balance sheet as of such date, to Earnings Before Interest, Taxes, Depreciation and Amortization, as defined in the Credit Agreement, for the last four fiscal quarters ending on or before such date.
See Note 8 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for details on the 2025 Notes, the First Amendment and the Second Amendment.
Corporate Efforts
The Company has responded to the COVID-19 pandemic in a number of ways. We assembled a Global Pandemic Response Team whose global members are taken from different functional areas, including Operations, Finance, Commercial, Legal, Human Resources and Health & Safety. The Global Pandemic Response Team meets on a weekly basis, and provides reports to the Executive Leadership team on a regular basis. The Company has also assembled COVID-19 Response Teams at several of its regional locations, who have the responsibility to keep informed of local matters such as government policies and regulations. These Response Teams are helping to shape the Company’s policies in response to the COVID-19 pandemic.
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

Health & Safety
The Company is working diligently to protect the health and well-being of its employees, customers and other key stakeholders. As an essential business under the rules of the governments in the countries where we operate, our plant personnel continue to remain on the job at their respective facilities. We have instituted numerous safety procedures to protect the health of these plant personnel. This includes temperature checks before an employee enters any one of our facilities, screening questions, the use of masks and gloves where appropriate, and social distancing measures. We are no longer permitting visitors to any of our facilities and all third-party contractors must undergo a vigorous screening process. All workers who can work from home have been requested to do so, and business travel has been substantially reduced. Communications relating to all of these policies and COVID-19 preventative measures are regularly distributed to our employees.
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
Government Programs
The Company continues to evaluate government support and tax relief programs in the countries where it operates. This includes support grants, loans, tax deferrals, and tax credits. The Company is deferring the deposit and payment of the employer’s share of social security taxes for the period March 27 through December 31, 2020, pursuant to the CARES Act in accordance with Internal Revenue Service regulations on this matter. In Argentina, the Company postponed employer contributions to an employee social fund for the month of March 2020 and is seeking to postpone such contributions for April, 2020. In China, the Company obtained a waiver of local social security contributions. In Singapore, the Company received certain wage subsidies for the period October 2019 through June 2020, and benefited from a property tax rebate that was partially passed through by the lessor of its rented space.
Overall, the impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted.
Business Outlook
On April 6, 2020, in light of the evolving impact of COVID-19 and the broader uncertainty in the global business environment, the Company withdrew its previously issued full-year 2020 guidance. The Company still plans to provide an updated outlook, if practical, once it has greater clarity regarding the implications of COVID-19 on its business.
The Company expects average lithium pricing in 2020 to be lower than in 2019. In addition, we expect higher costs driven by the impact of third-party purchased lithium carbonate usage. As a result, we are expecting lower year-on-year profitability comparisons in 2020. All of our capacity expansion plans are currently paused until further notice due to the COVID-19 pandemic and market conditions. We continue to work closely with our customers to understand the pandemic’s impact on their businesses as well as the demand recovery in the near term. The timing and scope of our long-term expansion plans will continue to be determined by market conditions, capital considerations, and anticipated customer commitments among other factors.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(in Millions, Except Per Share Data)	(unaudited)
Revenue	$64.9	$114.0	$133.4	$212.3
Cost of sales	54.7	80.2	108.6	145.8
Gross margin	10.2	33.8	24.8	66.5
Selling, general and administrative expenses	10.3	9.8	21.1	19.0
Research and development expenses	0.8	0.8	1.8	1.6
Restructuring and other charges	0.9	3.8	5.7	3.9
Separation-related costs	0.1	1.3	0.2	2.9
Total costs and expenses	66.8	95.9	137.4	173.2
(Loss)/income from operations before loss on debt extinguishment, equity in net loss of unconsolidated affiliate and income taxes	(1.9)	18.1	(4.0)	39.1
Loss on debt extinguishment	0.1	—	0.1	—
Equity in net loss of unconsolidated affiliate	0.2	—	0.3	—
(Loss)/income from operations before income taxes	(2.2)	18.1	(4.4)	39.1
Income tax (benefit)/expense	(2.0)	2.6	(2.3)	6.7
Net (loss)/income	$(0.2)	$15.5	$(2.1)	$32.4
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2020	2019	2020	2019
Net (loss)/income (GAAP)	$(0.2)	$15.5	$(2.1)	$32.4
Add back:
Income tax (benefit)/expense	(2.0)	2.6	(2.3)	6.7
Depreciation and amortization	6.0	4.8	11.6	9.7
EBITDA (Non-GAAP)	3.8	22.9	7.2	48.8
Add back:
Certain Argentina remeasurement losses/(gains) (a)	1.7	(0.1)	2.9	(0.2)
Restructuring and other charges (b)	0.9	3.8	5.7	3.9
Separation-related costs (c)	0.1	1.3	0.2	2.9
Loss on debt extinguishment (d)	0.1	—	0.1	—
Other loss (e)	(0.2)	—	(0.3)	—
Adjusted EBITDA (Non-GAAP)	$6.4	$27.9	$15.8	$55.4
___________________
(a) Represents impact of currency fluctuations on tax assets and liabilities and on long-term monetary assets associated with our capital expansion. The remeasurement gains/(losses) are included within "Cost of sales" in our condensed consolidated statement of operations but are excluded from our calculation of Adjusted EBITDA because of: i.) their nature as income tax related; and ii.) their association with long-term capital projects which will not be operational until future periods.
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
(d) Represents the partial write off of deferred financing costs for the temporary reduction in borrowing capacity related to the First Amendment excluded from our calculation of Adjusted EBITDA because the loss is nonrecuring.

(e) Represents a portion of our nonrefundable prepaid research and development costs advanced to our unconsolidated affiliate in the fourth quarter 2019 and excluded from our calculation of Adjusted EBITDA in the same period because the costs represent research and development activities of the affiliate that had not occurred as of December 31, 2019. These costs were included with our calculation of Adjusted EBITDA for the three and six months ended June 30, 2020 when the costs were incurred at our unconsolidated affiliate.

Three Months Ended June 30, 2020 vs. 2019
Revenue
Revenue of $64.9 million for the three months ended June 30, 2020 (the "2020 Quarter") decreased by approximately 43%, or $49.1 million, compared to $114.0 million for the three months ended June 30, 2019 (the "2019 Quarter") due to lower sales volumes, driven by a decrease in customer demand related to COVID-19, and lower average prices.
Gross margin
Gross margin of $10.2 million for the 2020 Quarter decreased by $23.6 million, or approximately 70%, versus $33.8 million for the 2019 Quarter. The decrease in gross margin was primarily due to lower sales volumes, lower average prices and increased costs due to third party lithium carbonate usage.
Selling, general and administrative expenses
Selling, general and administrative expenses of $10.3 million for the 2020 Quarter increased by $0.5 million, or 5% versus $9.8 million for the 2019 Quarter. The increase in selling, general and administrative was primarily due to an increase in consulting fees in the 2020 Quarter.
Restructuring and other charges
Restructuring and other charges of $0.9 million for the 2020 Quarter decreased by $2.9 million versus $3.9 million for the 2019 Quarter. The decrease was primarily due higher severance related to corporate management changes in the 2019 Quarter. See Note 6 for details.
Separation-related costs
Separation-related costs of $0.1 million for the 2020 Quarter decreased $1.2 million from the 2019 Quarter due to incurring less legal and professional fees associated with the IPO and other Separation-related activities in the current-year quarter. Current- year quarter Separation-related activities consisted primarily of legal fees related to the Nemaska arrangement. See Note 12 for details.
Income tax (benefit)/expense
Income tax benefit was $2.0 million for the 2020 Quarter compared to income tax expense of $2.6 million for the 2019 Quarter due to a reduction in income from operations.
Net (loss)/income
Net loss of $(0.2) million for the 2020 Quarter compared to net income of $15.5 million for the 2019 Quarter was primarily due to lower sales volumes, a decrease in customer demand related to COVID-19, lower average prices, and increased costs due to third party lithium carbonate usage, partially offset by the income tax benefit of $2.0 million in the current-year period.

Six Months Ended June 30, 2020 vs. 2019
Revenue
Revenue of $133.4 million for the six months ended June 30, 2020 ("2020 YTD") decreased by approximately 37%, or $78.9 million, compared to $212.3 million for the six months ended June 30, 2019 ("2019 YTD"), primarily due to lower sales volumes, driven by a decrease in customer demand related to COVID-19, and lower average prices.
Gross margin
Gross margin of $24.8 million for 2020 YTD decreased by $41.7 million, or approximately 63%, versus $66.5 million for 2019 YTD. The decrease in gross margin was primarily due to lower sales volumes, lower average prices and increased costs due to third party lithium carbonate usage.

Selling, general and administrative expenses
Selling, general and administrative expenses of $21.1 million for the 2020 YTD increased by $2.1 million, or 11% versus $19.0 million for 2019 YTD. The increase in selling, general and administrative expenses was primarily due to a nonrecurring $2.3 million employee bonus adjustment credit received from FMC in the prior-year period partially offset by a decrease in stand-alone company costs for the current-year period.
Restructuring and other charges
Restructuring and other charges of $5.7 million for 2020 YTD increased by $1.8 million versus $3.9 million for 2019 YTD. 2020 YTD Restructuring and other charges consisted of severance-related costs of $3.9 million, accrued exit costs of $1.0 million for the closing of leased office space and approximately $0.5 million related to IPO litigation. See Note 6 for details.
Separation-related costs
Separation-related costs of $0.2 million for 2020 YTD decreased $2.7 million from 2019 YTD due to incurring less legal and professional fees associated with the IPO and other Separation-related activities in the current-year quarter. Current-year quarter Separation-related activities consisted primarily of legal fees related to the Nemaska arrangement. See Note 12 for details.
Income tax (benefit)/expense
Income tax benefit was $2.3 million for 2020 YTD compared to income tax expense of $6.7 million for 2019 YTD due to a reduction in income from operations.
Net (loss)/income
Net loss of $(2.1) for 2020 YTD compared to net income of $32.4 million for 2019 YTD was primarily due to lower sales volumes, driven by a decrease in customer demand related to COVID-19, lower average prices and increased costs due to third party lithium carbonate usage, partially offset by the income tax benefit of $2.3 million in the current-year period.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at June 30, 2020 and December 31, 2019, were $17.2 million and $16.8 million, respectively. Of the cash and cash equivalents balance at June 30, 2020, $8.5 million were held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal. We have concluded the Tax Act has not altered our assertion of identifying reinvested earnings. See Note 9, Part II, Item 8 of our 2019 Annual Report on Form 10-K for more information.
2025 Notes
On June 25, 2020, we issued $225 million in aggregate principal amount of 4.125% Convertible Senior Notes due 2025 in a private offering. On July 7, 2020 we issued an additional $20.75 million of the 2025 Notes to the initial purchasers under the Over-Allotment Option. Total net proceeds received including Over-Allotment Option were $238.5 million. The Company used the net proceeds received to repay amounts outstanding under its Revolving Credit Facility. See Note 8 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for details on the 2025 Notes.
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
Amendments to our Revolving Credit Facility
On May 6, 2020, we entered into the First Amendment to the Credit Agreement (the "First Amendment") with FMC Lithium USA Corp., the Guarantors, the Lenders and the Agent. Among other things, the First Amendment amended and restated the Original Credit Agreement to (i) increase our maximum net leverage ratio for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020 from 3.5 to 6.0, (ii) put a cap of $325 million on our overall borrowings under the Revolving Credit Facility until March 31, 2021, (iii) amend our negative covenant on indebtedness to permit unsecured indebtedness (including convertible debt) up to $350 million, (iv) amend our negative covenants on investments to permit additional investments in Minera del Altiplano S.A., our Argentine subsidiary, (v) restrict our ability to declare or pay cash dividends until March 31, 2021 and (vi) increase the applicable margin on our borrowings by 25 basis points, in each case as described in the First Amendment.
The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the First Amendment, including the amended and restated Credit Agreement attached thereto, which is filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the three months ended March 31, 2020.
On August 3, 2020, we entered into the Second Amendment with FMC Lithium USA Corp., the Guarantors, the Lenders and the Agent. The Second Amendment amended the Credit Agreement, as previously amended by the First Amendment to replace our maximum total net leverage ratio of 6.0 for the fiscal quarters ending September 30, 2020 and December 31, 2020 with a maximum first lien leverage ratio (as defined in the Credit Agreement) of 3.5. The maximum first lien leverage ratio of 3.5 will continue to apply for the fiscal quarter ended March 31, 2021 and for each fiscal quarter thereafter. The first lien leverage ratio as of any date is the ratio of financial covenant debt as of such date secured by a lien on any asset or property of Livent or its restricted subsidiaries on a pari passu or senior basis with the loans and commitments under the Credit Agreement, minus unrestricted cash and cash equivalents on our balance sheet as of such date, to Earnings Before Interest, Taxes, Depreciation and Amortization, as defined in the Credit Agreement, for the last four fiscal quarters ending on or before such date.
The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the Second Amendment and the Credit Agreement, which Second Amendment is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.
We had $208.7 million and $154.6 million debt outstanding as of June 30, 2020 and December 31, 2019, respectively. Among other restrictions, our Revolving Credit Facility contains financial covenants applicable to Livent and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our maximum allowable total net leverage ratio is 6.0 as of June 30, 2020. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all covenants at June 30, 2020.

Statement of Cash Flows
Cash (required)/provided by operating activities was $(0.3) million and $41.3 million for the six months ended June 30, 2020 and 2019, respectively.
The cash (required)/provided by operating activities for 2020 YTD as compared to the cash required by operating activities for 2019 YTD was primarily driven by lower net income and a decrease in our accounts payables, partially offset by increased collections of our trade receivables in 2020 and a $23.7 million payment in the first quarter of 2019 to FMC related to Separation matters.
Cash required by investing activities was $(89.9) million and $(74.2) million for the six months ended June 30, 2020 and 2019, respectively.
The increase in cash required by investing activities for 2020 YTD compared to 2019 YTD is primarily due to our investments in production capacity of lithium carbonate and hydroxide resulting in increased capital expenditures.
Cash provided by financing activities was $90.9 million and $25.0 million for the six months ended June 30, 2020 and 2019, respectively.
For 2020 YTD and 2019 YTD, net cash proceeds for financing activities was provided by net draws on our Revolving Credit Facility. The increased net draws for 2020 YTD were primarily due to our investment in production capacity of lithium carbonate and hydroxide resulting in increased capital expenditures. The Company used the $238.5 million total net proceeds received for the 2025 Notes including Over-Allotment Option to repay amounts outstanding under its Revolving Credit Facility.

Other potential liquidity needs
Our cash needs for 2020 include operating cash requirements and capital expenditures. We plan to meet our liquidity needs through available cash, cash generated from operations, borrowings under the committed Revolving Credit Facility, the 2025 Notes and other potential working capital financing strategies that may be available to us. At June 30, 2020, our remaining borrowing capacity under our Revolving Credit Facility, subject to meeting our debt covenants, is $285.9 million, including letters of credit utilization. The First Amendment puts a cap of $325 million on our overall borrowings under the Revolving Credit Facility until March 31, 2021.
We expect the COVID-19 pandemic uncertainties, recent market factors, including industry oversupply conditions and decreased pricing levels, to continue in 2020. Our net leverage ratio may increase during the next 12 months as it will continue to be determined, in large part, by our ability to manage the timing and amount of our capital expenditures, which is within our control; achieve forecasted operating results and to pursue other working capital financing strategies that may be available to us, which is less certain and outside our control. In the first quarter of 2020, we slowed the pace of our carbonate expansion in Argentina and paused our lithium hydroxide expansion project in Bessemer City, NC to align its expected completion with that of phase 1 in Argentina. In March 2020, because of the significant practical constraints resulting from actions being taken by authorities around the world in response to the COVID-19 pandemic, the Company elected to suspend all capital expansion work globally. This reduced projected capital spending for 2020 by approximately 50%, with the current estimate of total capital spending in 2020 being $115 million. Uncertainties in future global market conditions resulting from the COVID-19 pandemic currently makes projections, particularly in the near-term, more challenging. Livent remains committed to its long-term expansion plans. The restart of its capital projects will be driven by the absence of COVID-19 related imposed restrictions coupled with improved pricing dynamics or firm long-term commitments from customers.
Additionally, on April 6, 2020, in light of the evolving impact of COVID-19 and the broader uncertainty in the global business environment, the Company withdrew its previously issued full-year 2020 guidance. The Company still plans to provide an updated outlook, if practical, once it has greater clarity regarding the implications of COVID-19 on its business. The company remains focused on maintaining its financial flexibility and will continue to manage its cash flow and capital allocation decisions to navigate through this challenging environment.
We believe that our available cash and cash from operations, together with our 2025 Notes and borrowing availability under the Revolving Credit Facility and other potential working capital financing strategies that may be available to us, will provide adequate liquidity for the next 12 months. Access to capital and the availability of financing on acceptable terms in the future will be affected by many factors, including our credit rating, economic conditions, the COVID-19 pandemic and the overall liquidity of capital markets.

Commitments and Contingencies
See Note 12 to these condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Contractual Commitments
Information related to our contractual commitments at December 31, 2019 can be found in a table included within Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations within our 2019 Annual Report on Form 10-K. There have been no significant changes to our contractual commitments during the period ended June 30, 2020.
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
At June 30, 2020, our cash flow hedge derivative instruments outstanding were a net liability of $0.3 million. Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
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

		Hedged Currency vs. Functional Currency
(in Millions)	Net asset/(liability) position on consolidated balance sheets	Net liability position with 10% strengthening	Net asset position with 10% weakening
Net asset/(liability position as of June 30, 2020	$(0.2)	$(1.8)	$0.9
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of June 30, 2020, we had no interest rate swap agreements.
Our debt portfolio at June 30, 2020 is composed of variable-rate debt consisting of borrowings under our Revolving Credit Facility and fixed-rate debt on the principal amounts of our 2025 Notes. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways. Based on the variable-rate debt in our debt portfolio at June 30, 2020, a one percentage point increase or decrease in interest rates would have increased or decreased, respectively, gross interest expense by $0.9 million for the six months ended June 30, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2020, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
In addition to the risk factors below and other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our 2019 Annual Report on Form 10-K and in our other filings with the SEC, which are available at www.sec.gov and on our website at www.livent.com. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or future results.

The conditional conversion feature of the 2025 Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the 2025 Notes is triggered, holders of 2025 Notes will be entitled to convert the 2025 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2025 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2025 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2025 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the 2025 Notes, could have a material effect on our reported financial results.
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2025 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the 2025 Notes. As a result, we currently are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the 2025 Notes to their face amount over the term of the 2025 Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the 2025 Notes. In addition, under certain circumstances, convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partly in cash may currently be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the 2025 Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the 2025 Notes exceeds their principal amount. In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. Effective for the beginning of our 2022 fiscal year (or fiscal 2021 if adopted earlier), the ASU, among other things, amends these accounting standards to reduce the number of accounting models for convertible debt instruments by eliminating the cash conversion model resulting in more convertible debt instruments being reported as a single liability instrument and the interest rate of more convertible debt instruments will be closer to the coupon interest rate. This will result in a smaller original issue discount and lesser amounts of non-cash interest expense related to the amortization of the reduced discount for our 2025 Notes in our financial statements. The ASU also eliminates the treasury stock method for convertible instruments. We will instead be required to apply the “if converted” method, under which diluted earnings per share would generally be calculated assuming that all the 2025 Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. To the extent we have net income, our diluted earnings per share will be adversely affected.

We may not have sufficient cash flow from our business to pay our debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2025 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be unfavorable or dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

The scale and scope of the COVID-19 pandemic is having an adverse impact on our business.

We face various risks related to health epidemics like the unprecedented global COVID-19 pandemic. Changes in consumer behavior, pandemic fears, market demand downturns, and restrictions intended to slow the spread of COVID-19 have led to business disruption, volatility in global capital and financial markets, and a global slowdown of economic activity. The emergency measures imposed by governments on businesses and individuals, including quarantines, travel restrictions, social distancing, closure of non-essential businesses and schools, workforce retention rules, restrictions on the movement of workers, work from home requirements, and shelter in place orders, among other measures have impacted and may further impact our workforce and operations, and those of our customers and suppliers. The severity of the disruptions caused by the COVID-19 pandemic, and their impact on our results, will be determined by how long the COVID-19 pandemic continues, which is currently unknown. The disruptions and duration may be impacted by the actions that governments, businesses and individuals take in relation to the pandemic. As a result, we cannot predict the ultimate impact of the pandemic on our operations, results, financial position and liquidity at this time, or on our ability to successfully execute our business strategies and initiatives.

We have manufacturing operations in the U.S., Argentina, China, the United Kingdom, and India, general operations in Singapore, and sales offices in the U.S., China, the United Kingdom, India and Japan. Each of these countries has been affected by the outbreak and has adopted measures to contain it, and each may adopt even stricter measures in the future. In China, the government-imposed shutdown orders and travel restrictions, among other measures, which were relaxed or removed, but could be re-imposed. In the U.S., the President declared a national emergency, which was followed by the imposition of restrictions by State governors, mayors and public officials, including in Pennsylvania and North Carolina where we operate. The government of Argentina, where the Company’s primary lithium brine resource is located, enacted an emergency decree in March, 2020 ordering a national mandatory quarantine requiring the temporary closure of the Company’s local brine operations for approximately two weeks. Government measures and restrictions globally have had a negative impact on demand for our products and a negative impact on the efficient operation of our facilities, supply chains and logistics. We have experienced disruptions and delays within our supply chain and logistics operations in China, Southeast Asia, Argentina and Europe. This includes challenges at ports due to national quarantines, difficulties with scheduling cargo ships, additional warehouse costs due to shipment delays, and the restriction of movements by trucks within and between countries. While in certain cases the Company has availed itself of certain exemptions from government restrictions, there can be no assurance that these exemptions will not be modified or revoked. Any new or continuing government restrictions, and any failure to obtain or retain an exemption, may lead to a further negative impact on our business, including increased costs, higher payroll taxes, and/or an inability to meet supply obligations to customers.

Because of the significant practical constraints resulting from actions being taken by authorities around the world in response to the COVID-19 pandemic, the Company elected to suspend all capital expansion work globally. There can be no assurance of the timing for when capital expansion work will resume or that it will resume at all. Any significant delay or a failure to resume this work when warranted by market conditions or long-term customer commitments could have an adverse effect on our business, financial condition and results of operations.

The rapid and global spread of COVID-19 has resulted in the disruption and temporary shutdown of the businesses of certain of our customers, end users, contract manufacturers and suppliers, and limits on access to the production facilities of our contract manufacturers and suppliers. Certain of our customers have canceled, postponed or delayed orders and other customers may do the same. Some contract manufacturers and suppliers may be unable to perform under a contract, file for bankruptcy protection, go out of business, or suffer disruptions in their business due to the COVID-19 pandemic. In addition, certain customers have been delayed in making payments, and we may need to offer special payment terms or relief to our customers.

We will bear credit risk on these transactions. All of the foregoing could adversely impact our ability to meet our production schedules and otherwise operate our business, and will increase our costs and expenses (which will not be covered by insurance).

We may experience impacts from changes in industry trends and customer orders, a recession, IT failures, including remote connectivity or limitations due to internal or external causes, as well as impacts on our workforce in any of the countries or regions where we operate. If the virus were to affect a significant number of the workforce employed or operating at our facilities, or they refrain from working due to pandemic fears, or they are restricted from doing so by government order or request, we may experience delays or the inability to produce and deliver products to our customers on a timely basis.

The COVID-19 pandemic has also caused disruption and volatility in the global capital and financial markets, which may increase our cost of capital. On May 6, 2020, we entered into the First Amendment and on August 3, 2020 we entered into the Second Amendment to our Credit Agreement. A continued decline in our operating results could impact our ability to comply with our debt covenants under our Credit Facility and we may need to negotiate further amendments to our Credit Facility and/or borrow funds from alternative sources, such as government agencies, institutions, customers or investors. There can be no guarantee that such amendments and/or borrowing will be on favorable terms or without restrictions that may otherwise impair our operating flexibility. Our stock price may also fluctuate greatly.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of exacerbating many of the other risks described in the risk factors discussed in Part I, Item 1A of our 2019 Annual Report on Form 10-K, this Quarterly Report on Form 10-Q, in our other filings with the SEC, or in reports to our stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Shares
A summary of our repurchases of Livent's common stock for the three months ended June 30, 2020 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2020	633	$5.40	$—	$—
May 1 through May 31, 2020	591	$6.13	—	—
June 1 through June 30, 2020	704	$5.74	—	—
Total Q2 2020	1,928	$5.75	$—	$—
(1)  The trustee of the Livent NQSP reacquires shares of Livent common stock from time to time through open-market purchases relating to investments by employees in our common stock, one of the investment options available under the Livent NQSP. Such shares are held in a trust fund and recorded to Treasury stock in our condensed consolidated balance sheets.
(2)  We have no publicly announced stock repurchase programs.

ITEM 5. OTHER INFORMATION
On August 3, 2020, we entered into the Second Amendment with FMC Lithium USA Corp., the Guarantors, the Lenders and the Agent. The Second Amendment amended the Credit Agreement, as previously amended by the First Amendment (as amended by the First Amendment and the Second Amendment, the "Credit Agreement"), to replace our maximum total net leverage ratio of 6.0 for the fiscal quarters ending September 30, 2020 and December 31, 2020 with a maximum first lien leverage ratio (as defined in the Credit Agreement) of 3.5. The maximum first lien leverage ratio of 3.5 will continue to apply for the fiscal quarter ended March 31, 2021 and for each fiscal quarter thereafter. The first lien leverage ratio as of any date is the ratio of financial covenant debt as of such date secured by a lien on any asset or property of Livent or its restricted subsidiaries on a pari passu or senior basis with the loans and commitments under the Credit Agreement, minus unrestricted cash and cash equivalents on our balance sheet as of such date, to Earnings Before Interest, Taxes, Depreciation and Amortization, as defined in the Credit Agreement, for the last four fiscal quarters ending on or before such date.
The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the Second Amendment and the Credit Agreement, which Second Amendment is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.
See Note 10, Part II, Item 8 of our 2019 Annual Report on Form 10-K and Note 8, Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about the Credit Agreement.

ITEM 6. EXHIBITS

*4.1	Indenture, dated as of June 25, 2020, between Livent Corporation and U.S. Bank National Association. (Exhibit 4.1 to Current Report on Form 8-K filed on June 25, 2020)
*4.2	Form of 4.125% Convertible Senior Notes due 2025 (Exhibit 4.2 to Current Report on Form 8-K filed on June 25, 2020)
*10.1
First Amendment to the Credit Agreement, dated May 6, 2020, by and among Livent Corporation, FMC Lithium USA Corp., the guarantor subsidiaries described therein, Citibank, N.A., as administrative agent, and the lenders and issuing banks listed therein. (Exhibit 10.1 to Quarterly Report on Form 10-Q for the three months ended March 31, 2020)

10.2
Second Amendment to the Credit Agreement, dated August 3, 2020, by and among Livent Corporation, FMC Lithium USA Corp., the guarantor subsidiaries described therein, Citibank, N.A., as administrative agent, and the lenders and issuing banks listed therein.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code
101	Interactive Data File
104	The cover page from Livent Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL.
∗Incorporated by reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVENT CORPORATION (Registrant)

By:	/s/ GILBERTO ANTONIAZZI
Gilberto Antoniazzi, Vice President and Chief Financial Officer
Date: August 6, 2020