Form 10-Q
period 2020-09-30
Livent Corp.
filed 2020-11-05
CIK 1742924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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

☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).    YES  ☐    NO  ☒
As of September 30, 2020, there were 146,302,517 shares of Common Stock, $0.001 par value per share, outstanding.

LIVENT CORPORATION

Glossary of Terms
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2025 Notes	$245.75 million principal amount 4.125% Convertible Senior Notes due 2025, including $20.75 million issued upon exercise of the Over-Allotment Option on July 7, 2020.
AOCI	Accumulated other comprehensive income
Application	The application filed by Livent with the CCAA Court to obtain remittance of the Escrow Funds
ASC	Accounting Standards Codification, under U.S. GAAP
ASC 842	Accounting Standards Codification Topic 842 - Leases
ASU	Accounting Standards Update, under U.S. GAAP
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCAA	The Companies’ Creditors Arrangement Act (Canada)
CCAA Court	The Superior Court of Quebec where Nemaska, Nemaska Lithium Inc. and certain affiliates filed for creditor protection in Canada under the CCAA
Credit Agreement	The Original Credit Agreement, as amended on May 6, 2020, by the First Amendment and August 3, 2020, by the Second Amendment
Distribution	On March 1, 2019, FMC made a tax-free distribution to its stockholders of all its remaining interest in Livent Corporation
EAETR	Estimated annual effective tax rate
Escrow Funds	The funds held in escrow by a third party for the benefit of Livent in connection with the Nemaska matter
EV	Electric vehicle
FASB	Financial Accounting Standards Board
First Amendment	On May 6, 2020, Livent Corporation entered into the First Amendment to the Credit Agreement to amend and restate the Original Credit Agreement
FMC	FMC Corporation
FMC Plan	FMC Corporation Incentive Compensation and Stock Plan
IPO	Initial public offering
Lithium Business	Substantially all of the assets and liabilities of FMC's lithium business segment transferred to Livent in the Separation
Livent NQSP	Livent Non-Qualified Savings Plan
Livent Plan	Livent Corporation Incentive Compensation and Stock Plan
Nemaska	Nemaska Lithium Shawinigan Transformation Inc., a subsidiary of Nemaska Lithium Inc.
Nemaska Transaction	The sale proposal structured as a credit bid under the CCAA from a group made up of Orion Mine Finance, Investissement Quebec and The Pallinghurst Group to purchase certain assets and operate the business previously conducted by Nemaska Lithium Inc.
Original Credit Agreement	On September 18, 2018 Livent Corporation entered into the credit agreement, which provides for a $400 million senior secured revolving credit facility
Over-Allotment Option	Option to purchase an additional $20.75 million principal amount of 2025 Notes exercised on July 7, 2020.
Revolving Credit Facility	Livent's $400 million senior secured revolving credit facility
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
Second Amendment	On August 3, 2020, Livent Corporation entered into the Second Amendment to the Credit Agreement to amend the Credit Agreement

Securities Act	Securities Act of 1933
Separation Date	On October 15, 2018, Livent Corporation completed the IPO and sold 20 million shares of Livent common stock to the public at a price of $17.00 per share
Settlement Funds	A portion of the Escrow Funds that will be paid to the new ownership group under the Nemaska Transaction in settlement of the Company's claims against Nemaska
Tax Act	Tax Cuts and Jobs Act
U.S. GAAP	United States Generally Accepted Accounting Principles

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(in Millions, Except Per Share Data)	(unaudited)
Revenue	$72.6	$97.7	$206.0	$310.0
Cost of sales	69.8	69.4	178.4	215.2
Gross margin	2.8	28.3	27.6	94.8
Selling, general and administrative expenses	10.0	10.2	31.1	29.2
Research and development expenses	1.0	0.9	2.8	2.5
Restructuring and other charges	4.4	0.9	10.1	4.8
Separation-related costs	0.6	2.5	0.8	5.4
Total costs and expenses	85.8	83.9	223.2	257.1
(Loss)/income from operations before loss on debt extinguishment, equity in net loss of unconsolidated affiliate, interest expense, net and income taxes	(13.2)	13.8	(17.2)	52.9
Loss on debt extinguishment	—	—	0.1	—
Equity in net loss of unconsolidated affiliate	0.1	—	0.4	—
Interest expense, net	2.0	—	2.0	—
(Loss)/income from operations before income taxes	(15.3)	13.8	(19.7)	52.9
Income tax (benefit)/expense	(3.5)	(4.2)	(5.8)	2.5
Net (loss)/income	$(11.8)	$18.0	$(13.9)	$50.4
Net (loss)/income per weighted average share - basic	$(0.08)	$0.12	$(0.10)	$0.35
Net (loss)/income per weighted average share - diluted	$(0.08)	$0.12	$(0.10)	$0.34
Weighted average common shares outstanding - basic	146.3	146.0	146.2	146.0
Weighted average common shares outstanding - diluted	146.3	146.5	146.2	146.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(in Millions)	(unaudited)
Net (loss)/income	$(11.8)	$18.0	$(13.9)	$50.4
Other comprehensive income/(loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain/(loss) arising during the period	3.0	(1.9)	1.4	(1.9)
Total foreign currency translation adjustments (1)	3.0	(1.9)	1.4	(1.9)
Derivative instruments:
Unrealized hedging gains/(losses), net of tax of less than $0.1, less than $0.1, less than $0.1 and $0.1	—	1.5	(0.2)	2.6
Reclassification of deferred hedging gains included in net income, net of tax of less than $0.1.	—	(0.4)	—	(1.1)
Total derivative instruments gain/(loss), net of tax of less than $0.1, less than $0.1, less than $0.1 and $0.1	—	1.1	(0.2)	1.5
Other comprehensive income/(loss), net of tax	3.0	(0.8)	1.2	(0.4)
Comprehensive (loss)/income	$(8.8)	$17.2	$(12.7)	$50.0
____________________
(1)Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries because it is our intention that such earnings will remain invested in those subsidiaries indefinitely.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	September 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$14.8	$16.8
Trade receivables, net of allowance of $0.3 in 2020 and $0.3 in 2019	72.7	90.0
Inventories, net	114.1	113.4
Prepaid and other current assets	52.0	51.8
Total current assets	253.6	272.0
Investments	2.4	2.2
Property, plant and equipment, net of accumulated depreciation of $217.1 in 2020 and $202.2 in 2019	533.6	468.8
Deferred income taxes	—	1.5
Right of use assets - operating leases, net	16.2	16.9
Other assets	97.3	91.5
Total assets	$903.1	$852.9
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, trade and other	$42.4	$83.1
Accrued and other current liabilities	33.8	36.4
Operating lease liabilities - current	2.0	2.1
Income taxes	—	0.9
Total current liabilities	78.2	122.5
Long-term debt	224.1	154.6
Operating lease liabilities - long-term	14.3	15.4
Environmental liabilities	6.4	6.4
Deferred income taxes	1.6	—
Other long-term liabilities	11.9	10.0
Commitments and contingent liabilities (Note 12)
Total current and long-term liabilities	336.5	308.9
Equity
Common stock; $0.001 par value; 2 billion shares authorized in 2018; 146,410,139 and 146,085,696 shares issued; 146,302,517 and 145,981,684 outstanding at September 30, 2020 and December 31, 2019, respectively	0.1	0.1
Capital in excess of par value of common stock	551.7	516.4
Retained earnings	62.7	76.6
Accumulated other comprehensive loss	(47.1)	(48.3)
Treasury stock, common; 107,622 and 104,012 shares at September 30, 2020 and December 31, 2019, respectively	(0.8)	(0.8)
Total equity	566.6	544.0
Total liabilities and equity	$903.1	$852.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2020	2019
(in Millions)	(unaudited)
Cash required by operating activities:
Net (loss)/income	$(13.9)	$50.4
Adjustments to reconcile net (loss)/income to cash provided by operating activities:
Depreciation and amortization	17.7	15.5
Restructuring and other charges	4.3	2.6
Deferred income taxes	(6.1)	(10.4)
Separation-related costs	0.1	1.4
Share-based compensation	3.4	3.3
Change in investments in trust fund securities	0.1	(0.1)
Loss on debt extinguishment	0.1	—
Deferred financing fees amortization	2.0	—
Equity in net loss of unconsolidated affiliate	0.4	—
Changes in operating assets and liabilities:
Trade receivables, net	17.5	53.5
Inventories	(0.1)	(3.6)
Accounts payable, trade and other	(40.9)	(6.2)
Change in due to related party	—	(23.7)
Change in deferred compensation	0.4	0.5
Income taxes	(0.9)	(0.8)
Change in prepaid and other current assets and other assets	(5.5)	(15.0)
Change in accrued and other current liabilities and other long-term liabilities	22.9	(2.5)
Cash provided by operating activities	1.5	64.9
Cash required by investing activities:
Capital expenditures(1)	(110.0)	(120.5)
Investments in trust fund securities	(0.4)	(0.4)
Other investing activities	(1.4)	(4.5)
Cash required by investing activities	(111.8)	(125.4)
Cash provided by financing activities:
Proceeds from Revolving Credit Facility	147.0	165.5
Repayments of Revolving Credit Facility	(276.5)	(109.5)
Proceeds from 2025 Notes	245.7	—
Payments of financing fees	(8.4)	(0.1)
Proceeds from issuance of common stock	0.4	—
Cash provided by financing activities	108.2	55.9
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.4)
Decrease in cash and cash equivalents	(2.0)	(5.0)
Cash and cash equivalents, beginning of period	16.8	28.3
Cash and cash equivalents, end of period	$14.8	$23.3

Supplemental Disclosure for Cash Flow:
Cash payments for income taxes, net of refunds (2)	$2.8	$37.1
Cash payments for interest, net (1)	$4.8	$2.6
Cash payments for Restructuring and other charges	$5.8	$2.1
Cash payments for Separation-related charges (3)	$0.7	$8.7
Accrued capital expenditures	$7.8	$7.4
Operating lease right-of-use assets and lease liabilities recorded for ASC 842	$0.8	$16.1
____________________
(1) For the nine months ended September 30, 2020, $8.1 million of interest expense was capitalized. All of the interest related to our Revolving Credit Facility was capitalized for the nine months ended September 30, 2019
(2) Nine months ended September 30, 2020 includes $1.9 million refund from FMC related to the Company's 2018 federal income tax return. Nine months ended September 30, 2019 includes $16.9 million related to reimbursement paid to FMC for 2018 income taxes paid by FMC on Livent's behalf pursuant to the TMA.
(3)    Nine months ended September 30, 2019 includes $4.6 million paid to FMC related to the Separation steps.
    The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(in Millions Except Per Share Data)	Common Stock, $0.001 Per Share Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, January 1, 2019	$0.1	$512.3	$26.4	$(49.2)	$—	$489.6
Net income	—	—	16.9	—	—	16.9
Stock compensation plans	—	1.2	—	—	—	1.2
Net hedging losses, net of income tax	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	1.0	—	1.0
Balance, March 31, 2019	$0.1	$513.5	$43.3	$(48.3)	$—	$508.6
Net income	—	—	15.5	—	—	15.5
Stock compensation plans	—	2.4	—	—	—	2.4
Net hedging gains, net of income tax	—	—	—	0.5	—	0.5
Foreign currency translation adjustments	—	—	—	(1.0)	—	(1.0)
Purchases of treasury stock - deferred compensation plan	—	—	—	—	(0.7)	(0.7)
Balance, June 30, 2019	$0.1	$515.9	$58.8	$(48.8)	$(0.7)	$525.3
Net income	—	—	18.0	—	—	18.0
Stock compensation plans	—	1.1	—	—	—	1.1
Net hedging gains, net of income tax	—	—	—	1.1	—	1.1
Foreign currency translation adjustments	—	—		(1.9)	—	(1.9)
Balance, September 30, 2019	$0.1	$517.0	$76.8	$(49.6)	$(0.7)	$543.6

Balance, January 1, 2020	$0.1	$516.4	$76.6	$(48.3)	$(0.8)	$544.0
Net loss	—	—	(1.9)	—	—	(1.9)
Stock compensation plans	—	1.2	—	—	—	1.2
Shares withheld for taxes - common stock issuances	—	(0.7)	—	—	—	(0.7)
Foreign currency translation adjustments	—	—	—	(1.8)	—	(1.8)
Balance, March 31, 2020	$0.1	$516.9	$74.7	$(50.1)	$(0.8)	$540.8
Net loss	—	—	(0.2)	—	—	(0.2)
Stock compensation plans	—	1.0	—	—	—	1.0
Net hedging losses, net of income tax	—	—	—	(0.2)	—	(0.2)
2025 Notes - discount net of issuance fees and income tax	—	29.5	—	—	—	29.5
Exercise of stock options	—	0.1	—	—	—	0.1
Foreign currency translation adjustments	—	—	—	0.2	—	0.2
Balance, June 30, 2020	$0.1	$547.5	$74.5	$(50.1)	$(0.8)	$571.2
Net loss	—	—	(11.8)	—	—	(11.8)
Stock compensation plans	—	1.2	—	—	—	1.2
2025 Notes - discount net of issuance fees and income tax	—	2.7	—	—	—	2.7
Exercise of stock options	—	0.3	—	—	—	0.3
Foreign currency translation adjustments	—	—	—	3.0	—	3.0
Balance, September 30, 2020	$0.1	$551.7	$62.7	$(47.1)	$(0.8)	$566.6

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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 2: Principal Accounting Policies and Related Financial Information
The accompanying condensed consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted from these interim financial statements. The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our condensed consolidated financial position at September 30, 2020 and December 31, 2019, the condensed consolidated results of operations for the three and nine months ended September 30, 2020 and 2019, and the condensed consolidated cash flows for the nine months ended September 30, 2020 and 2019. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These statements, therefore, should be read in conjunction with the annual consolidated and combined financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Annual Report on Form 10-K").
The income tax amounts in the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2019 have been calculated based on a separate return methodology and presented as if our operations were separate taxpayers in the respective jurisdictions. We file United States (U.S.) federal income tax returns with various state, local and non-U.S. jurisdictions. From the Separation Date onwards, we have filed and will continue to file as an independent public company.
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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 3: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
In August 2020, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The ASU reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion model. As compared with current U.S. GAAP, more convertible debt instruments will be reported as a single liability instrument and the interest rate of more convertible debt instruments will be closer to the coupon interest rate. The ASU also aligns the consistency of diluted Earnings Per Share ("EPS") calculations for convertible instruments by requiring that (1) an entity use the if-converted method and (2) share settlement be included in the diluted EPS calculation for both convertible instruments and equity contracts when those contracts include an option of cash settlement or share settlement. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB has specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, we separately account for the liability and equity components of our 4.125% Convertible Senior Notes due 2025 (the “2025 Notes”), which may be settled entirely or partially in cash upon conversion, in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2025 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the 2025 Notes. As a result, we currently are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the 2025 Notes to their face amount over the term of the 2025 Notes. Because we intend to settle in cash the principal outstanding under our 2025 Notes, we currently use the treasury stock method when calculating their potential dilutive effect, if any. See Note 8 and Note 10 for further details. ASU 2020-06 allows adoption through either a modified retrospective method or fully retrospective method of transition. In applying the modified retrospective transition method, the cumulative effect of the accounting change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. For the full retrospective method, the cumulative effect of the accounting change should be recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented. We expect to early adopt ASU 2020-06 effective January 1, 2021. We are evaluating which transition method to use and the effect the ASU will have on our condensed consolidated financial statements.
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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 4: Revenue Recognition

Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and by product categories.
The following table provides information about disaggregated revenue by major geographical region:

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
North America (1)	$11.0	$22.7	$40.5	$57.1
Latin America	—	—	0.1	1.0
Europe, Middle East & Africa	9.8	12.8	32.3	45.7
Asia Pacific (1)	51.8	62.2	133.1	206.2
Total Revenue	$72.6	$97.7	$206.0	$310.0
(1)During the three months ended September 30, 2020, countries with sales in excess of 10% of combined revenue consisted of Japan, the U.S. and China. Sales for the three months ended September 30, 2020 for Japan, the U.S. and China totaled $23.5 million, $11.0 million and $19.0 million, respectively. During the three months ended September 30, 2019, countries with sales in excess of 10% of combined revenue consisted of Japan, the U.S. and China. Sales for the three months ended September 30, 2019 for Japan, the U.S. and China totaled $39.6 million, $22.8 million and $13.4 million, respectively. During the nine months ended September 30, 2020, countries with sales in excess of 10% of combined revenue consisted of Japan, the U.S. and China. Sales for the nine months ended September 30, 2020 for Japan, the U.S. and China totaled $81.1 million, $40.0 million and $29.1 million, respectively. During the nine months ended September 30, 2019, countries with sales in excess of 10% of combined revenue consisted of Japan, the U.S. and China and totaled $131.4 million, $56.6 million, and $46.3 million, respectively.

For the three months ended September 30, 2020, two customers accounted for approximately 34% and 10% of total revenue and our 10 largest customers accounted in aggregate for approximately 68% of revenue. For the three months ended September 30, 2019, one customer accounted for approximately 26% of total revenue and our 10 largest customers accounted in aggregate for approximately 63% of our revenue. For the nine months ended September 30, 2020, one customer accounted for approximately 35% of total revenue and our 10 largest customers accounted in aggregate for approximately 64% of revenue. For the nine months ended September 30, 2019, two customers accounted for approximately 30% and 10% of total revenue, respectively and our 10 largest customers accounted in aggregate for approximately 61% of our revenue. A loss of any material customer could have a material adverse effect on our business, financial condition and results of operations.

The following table provides information about disaggregated revenue by major product category:

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lithium Hydroxide	$43.9	$52.9	$115.4	$178.2
Butyllithium	19.6	25.6	62.4	77.2
High Purity Lithium Metal and Other Specialty Compounds	7.1	11.7	23.0	38.8
Lithium Carbonate and Lithium Chloride	2.0	7.5	5.2	15.8
Total Revenue	$72.6	$97.7	$206.0	$310.0
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
The following table presents the opening and closing balances of our receivables, net of allowances. As of September 30, 2020 and December 31, 2019, there were no contract liabilities from contract with customers.

(in Millions)	Balance as of September 30, 2020	Balance as of December 31, 2019	Increase (Decrease)
Receivables from contracts with customers, net of allowances	$72.7	$90.0	$(17.3)
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
Occasionally, we may enter into multi-year take or pay supply agreements with customers. The aggregate amount of revenue expected to be recognized related to these contracts’ performance obligations that are unsatisfied or partially satisfied is approximately $14 million for the remainder of 2020 and $58 million in 2021. These approximate revenues do not include amounts of variable consideration attributable to contract renewals or contract contingencies. Based on our past experience with the customers under these arrangements, we expect to continue recognizing revenue in accordance with the contracts as we transfer control of the product to the customer (refer to the sales of goods section for our determination of transfer of control). However, in the case a shortfall of volume purchases occurs, we will recognize the amount payable by the customer over the remaining performance obligations in the contract.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 5: Inventories, Net
Inventories consisted of the following:

(in Millions)	September 30, 2020	December 31, 2019
Finished goods	$38.4	$45.3
Semi-finished goods	64.9	48.8
Raw materials, supplies and other	10.8	19.3
Inventory, net	$114.1	$113.4

Note 6: Restructuring and Other Charges
The following table shows other charges included in "Restructuring and other charges" in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2020	2019	2020	2019
Restructuring charges
Severance-related and exit costs (1)	$0.9	$—	$5.8	$—
Other charges
Corporate severance-related costs (2)	—	—	—	3.5
Environmental remediation (3)	0.1	0.1	0.4	0.3
Other (4)	3.4	0.8	3.9	1.0
Total Restructuring and other charges	$4.4	$0.9	$10.1	$4.8
___________________
(1)     Includes severance costs for management changes at certain operating and administrative facilities and exit costs of $1.6 million for the closing of leased office space.
(2)    Represents severance costs and stock-based compensation expense for accelerated vesting related to corporate management changes.
(3) Costs associated with environmental remediation with respect to certain discontinued products. There is one environmental remediation site in Bessemer City, North Carolina.
(4) Three and nine months ended September 30, 2020 consists primarily of legal fees related to IPO securities litigation including a settlement accrual, net of insurance reimbursement, of $2.5 million in the third quarter. See Note 12 for more details.
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

(in Millions)	Restructuring Reserve Total
Balance December 31, 2018	$3.6
Cash payments	(0.3)
Balance December 31, 2019	$3.3
Cash payments	(0.1)
Balance September 30, 2020	$3.2

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
Provision for income taxes for the three and nine months ended September 30, 2020 was a benefit of $3.5 million and $5.8 million resulting in an effective tax rate of 22.9% and 29.4%, respectively. Provision for income taxes for the three and nine months ended September 30, 2019 was a benefit of $4.2 million and a tax expense of $2.5 million resulting in an effective tax rate of (30.4)% and 4.7%, respectively.
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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 8: Debt
Long-term debt
Long-term debt consists of the following:

	Interest Rate Percentage			Maturity Date	September 30, 2020	December 31, 2019
(in Millions)	LIBOR borrowings	Base rate borrowings
Revolving Credit Facility (1)	2.4%	4.5%		2023	$25.1	$154.6
4.125% Convertible Senior Notes due 2025			4.125%	2025	245.7	—
Discount - 2025 Notes (2)					(46.7)	—
Total long-term debt (3)					$224.1	$154.6
______________________________
(1)As of September 30, 2020 and December 31, 2019, there were $11.0 million in letters of credit outstanding under our Revolving Credit Facility and $288.9 million and $234.4 million available funds as of September 30, 2020 and December 31, 2019, respectively. Fund availability is subject to the Company meeting its debt covenants.
(2)Includes transaction costs.
(3)     As of September 30, 2020 and December 31, 2019, the Company had no debt maturing within one year.
4.125% Convertible Senior Notes due 2025
On June 25, 2020, the Company issued $225 million in aggregate principal amount of 4.125% Convertible Senior Notes due in July 2025 (the "2025 Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. We also granted the initial purchasers of the 2025 Notes a 13-day option to purchase up to an additional $33.75 million in aggregate principal amount (the "Over-Allotment Option). On July 7, 2020 we closed on the Over-Allotment Option and issued an additional $20.75 million in aggregate principal amount of 2025 Notes. Total net cash proceeds received including Over-Allotment Option were $238.2 million net of $7.6 million of third-party transaction costs, including initial purchasers' discounts and commissions. The Company used or will use the net proceeds received to finance or refinance eligible green projects designed to align with the provisions of the International Capital Market Association Green Bond Principles 2018, including repaying amounts outstanding under its Revolving Credit Facility.
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
Holders of the 2025 Notes may convert their notes at any time, at their option, on or after January 15, 2025. Further, holders of the 2025 Notes may convert their notes at any time, at their option, prior to January 15, 2025 only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each trading day; (2) during the five-business day period after any five-consecutive trading day period in which the trading price per $1,000 principal amount of the 2025 Notes for each trading day of such period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day, (3) if we call any or all of the 2020 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date or (4) if specified corporate events occur. Upon conversion, the 2025 Notes will be settled in cash, shares of our common stock or a combination thereof, at our election. If a fundamental change occurs prior to the maturity date, holders of the 2025 Notes may require us to repurchase all or a portion of their 2025 Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if we deliver a notice of redemption, we will increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such an event or notice of redemption

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
in certain circumstances. As of September 30, 2020, none of the conditions permitting the holders of the 2025 Notes to early convert had been met. Therefore, the 2025 Notes are classified as long-term.
In accordance with U.S. GAAP relating to embedded conversion features, we initially valued and bifurcated the conversion feature associated with the 2025 Notes. We recorded a debt discount with a corresponding increase to additional paid-in capital of $42.6 million for the conversion feature, $3.6 million of which was recorded in the third quarter of 2020 relating to the Over-Allotment Option. The resulting debt discount is being amortized to interest expense at an effective interest rate of 8.35% over the five-year term of the 2025 Notes. The Company recorded $2.0 million and $2.1 million of interest expense related to the amortization of the discount and transaction costs for the three and nine months ended September 30, 2020, zero of which and $0.1 million of which was capitalized for the three and nine months ended September 30, 2020, respectively. The Company recorded $2.5 million and $2.7 million of accrued interest expense related to the principal amount for the three and nine months ended September 30, 2020. Transaction costs of $1.4 million were allocated to the embedded conversion feature as a reduction of additional paid-in capital, $0.2 million of which was recorded in the third quarter of 2020 related to the Over-Allotment Option. We recognized a deferred tax liability of $9.1 million as a reduction to additional paid-in capital as of September 30, 2020 related to the book and tax basis differences of the debt discount and transaction costs.
The following table summarizes the final amounts recorded upon closing for the original issuance and Over-Allotment Option related to debt discount and liability and equity allocations of the transaction costs.

	(a)	(b)	(a) + (b)
	$225.0 million principal	$20.75 million principal Over-Allotment	Total 2025 Notes
(in Millions)
Discount	$39.0	$3.6	$42.6
Transaction costs
Liability (1)	$5.5	$0.7	$6.2
Equity	1.2	0.2	1.4
Total transaction costs	$6.7	$0.9	$7.6
___________________
(1) Amortization of transaction costs was $0.3 million for the three and nine months ended September 30, 2020.

Revolving Credit Facility
On September 28, 2018, we entered into a credit agreement among us, our subsidiary, FMC Lithium USA Corp., as borrowers (the “Borrowers”), certain of our wholly owned subsidiaries as guarantors (the "Guarantors"), the lenders party thereto (the “Lenders”), Citibank, N.A., as administrative agent (the "Agent"), and certain other financial institutions party thereto, as joint lead arrangers (the “Original Credit Agreement”, and as amended by the First Amendment and Second Amendment (as defined below), the "Credit Agreement"). The Credit Agreement provides for a $400 million senior secured revolving credit facility, $50 million of which is available for the issuance of letters of credit for the account of the Borrowers, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to $600 million (the “Revolving Credit Facility”). The issuance of letters of credit and the proceeds of revolving credit loans made pursuant to the Revolving Credit Facility are available, and will be used, for general corporate purposes, including capital expenditures and permitted acquisitions, of the Borrowers and their subsidiaries.
On May 6, 2020, we entered into the First Amendment to the Credit Agreement (the "First Amendment") with FMC Lithium USA Corp., the Guarantors, the Lenders and the Agent. Among other things, the First Amendment amended and restated the Original Credit Agreement to (i) increase our maximum total net leverage ratio for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020 from 3.5 to 6.0, (ii) put a cap of $325 million on our overall borrowings under the Revolving Credit Facility until March 31, 2021, (iii) amend our negative covenant on indebtedness to permit unsecured indebtedness (including convertible debt) up to $350 million, (iv) amend our negative covenants on investments to permit additional investments in Minera del Altiplano S.A., our Argentine subsidiary, (v) restrict our ability to declare or pay cash dividends until March 31, 2021 and (vi) increase the applicable margin on our borrowings by 25 basis points, in each case as described in the First Amendment. We recorded $0.9 million of deferred financing costs in the condensed consolidated balance sheets for First Amendment consent, arrangement and legal fees and a $0.1 million loss on debt extinguishment in the condensed consolidated statements of operations for the write off of existing deferred financing costs to recognize the

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
temporary reduction in overall borrowing capacity related to the First Amendment. The carrying value of our deferred financing costs was $2.6 million as of September 30, 2020.
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
See Note 10, Part II, Item 8 of our 2019 Annual Report on Form 10-K for more information about the credit agreement.
Covenants
The Credit Agreement contains certain affirmative and negative covenants that are binding on the Borrowers and their subsidiaries, including, among others, restrictions (subject to exceptions and qualifications) on the ability of the Borrowers and their subsidiaries to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of their businesses, to enter into transactions with affiliates and to enter into certain burdensome agreements. Furthermore, the Borrowers are subject to financial covenants regarding leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our maximum allowable first lien leverage ratio is 3.5 as of September 30, 2020. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all requirements of the covenants at September 30, 2020.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 9: Equity
As of September 30, 2020 and December 31, 2019, we had 2 billion shares of common stock authorized. The following is a summary of Livent's common stock issued and outstanding:

	Issued	Treasury	Outstanding
Balance at December 31, 2019	146,085,696	(104,012)	145,981,684
Adjusted FMC RSU awards (1)	131,648	—	131,648
Livent RSU awards	123,511	—	123,511
Livent stock option awards	69,284	—	69,284
Purchases of treasury stock - deferred compensation plan	—	(3,610)	(3,610)
Balance at September 30, 2020	146,410,139	(107,622)	146,302,517
(1)     See Note 12 to our consolidated and combined financial statements in Part II, Item 8 of our 2019 Annual Report on Form 10-K for more information on Adjusted FMC RSU awards held by FMC employees.
Summarized below is the roll forward of accumulated other comprehensive loss, net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Total
Accumulated other comprehensive loss, net of tax at December 31, 2019	$(48.3)	—	$(48.3)
Other comprehensive income/(loss) before reclassifications	1.4	(0.2)	1.2
Accumulated other comprehensive loss, net of tax at September 30, 2020	$(46.9)	$(0.2)	$(47.1)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Total
Accumulated other comprehensive loss, net of tax at December 31, 2018	$(48.0)	$(1.2)	$(49.2)
Other comprehensive (loss)/income before reclassifications	(1.9)	2.6	0.7
Amounts reclassified from accumulated other comprehensive loss	—	(1.1)	(1.1)
Accumulated other comprehensive (loss)/income, net of tax at September 30, 2019	$(49.9)	$0.3	$(49.6)
(1)     See Note 11 for more information.
Reclassifications of accumulated other comprehensive loss
The table below provides details about the reclassifications from accumulated other comprehensive loss and the affected line items in the condensed consolidated statements of operations for the period presented.

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss (1)				Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2020	2019	2020	2019
Derivative instruments
Foreign currency contracts	$(0.2)	$(0.4)	$(0.2)	$(1.1)	Costs of sales and services
Total before tax	(0.2)	(0.4)	(0.2)	(1.1)
Amount included in net income (1)	$(0.2)	$(0.4)	$(0.2)	$(1.1)
(1) Provision for income taxes related to the reclassification was less than $0.1 million.
Dividends
For the three and nine months ended September 30, 2020 and 2019, we paid no dividends. We do not expect to pay any dividends in the foreseeable future.

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
(Loss)/earnings applicable to common stock and common stock shares used in the calculation of basic and diluted (loss)/earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net (loss)/income	$(11.8)	$18.0	$(13.9)	$50.4

Denominator:
Weighted average common shares outstanding - basic	146.3	146.0	146.2	146.0
Incremental weighted average common shares - FMC Plan	—	0.5	—	0.4
Weighted average common shares outstanding - diluted	146.3	146.5	146.2	146.4

Basic (loss)/earnings per common share:
Net (loss)/income per weighted average share - basic	$(0.08)	$0.12	$(0.10)	$0.35
Diluted (loss)/earnings per common share:
Net (loss)/income per weighted average share - diluted	$(0.08)	$0.12	$(0.10)	$0.34
Anti-dilutive stock options
For the three and nine months ended September 30, 2020, options to purchase 1,835,476 and 1,904,010 shares of our common stock at an average exercise price of $12.59 and $12.58 per share, respectively, were anti-dilutive and not included in the computation of diluted (loss)/earnings per share because the exercise price of the options was greater than the average market price of the common stock for the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2019, options to purchase 1,547,070 and 1,006,532 shares of our common stock at an average exercise price of $12.97 and $15.21 per share, respectively, were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock for the three and nine months ended September 30, 2019.

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
The estimated fair value and the carrying amount of debt was $270.8 million and $224.1 million, respectively, as of September 30, 2020. The estimated fair value and carrying amount of debt was $154.6 million as of December 31, 2019.
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
As of September 30, 2020, we had open foreign currency forward contracts in AOCI in a net after-tax loss position of $0.2 million designated as cash flow hedges of underlying forecasted sales and purchases. At September 30, 2020 we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $6.2 million.
Approximately $0.2 million of net after-tax loss, representing open foreign currency exchange contracts, will be realized in earnings during the three months ending December 31, 2020 if spot rates in the future are consistent with market rates as of September 30, 2020. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the condensed consolidated statements of income.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $42.7 million at September 30, 2020.
Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments. The Company had no open derivative cash flow hedge contracts in the condensed consolidated balance sheets as of December 31, 2019.

September 30, 2020
Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges
Derivatives
Foreign exchange contracts	$(0.2)
Total derivative liabilities	(0.2)
Net derivative liabilities	$(0.2)
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
Derivatives in Cash Flow Hedging Relationships

(in Millions)	Total Foreign Exchange Contracts
Accumulated other comprehensive loss, net of tax at March 31, 2020	$—
Unrealized hedging losses, net of tax	(0.2)
Total derivative instrument impact on comprehensive income, net of tax	(0.2)
Accumulated other comprehensive loss, net of tax at June 30, 2020	$(0.2)
Unrealized hedging gains, net of tax	0.2
Reclassification of deferred hedging gains, net of tax (1)	(0.2)
Accumulated other comprehensive loss, net of tax at September 30, 2020	$(0.2)

Accumulated other comprehensive loss, net of tax at December 31, 2018	$(1.2)
Unrealized hedging gains, net of tax	0.3
Reclassification of deferred hedging gains, net of tax (1)	(0.4)
Total derivative instrument impact on comprehensive income, net of tax	(0.1)
Accumulated other comprehensive loss, net of tax at March 31, 2019	$(1.3)
Unrealized hedging gains, net of tax	0.8
Reclassification of deferred hedging gains, net of tax (1)	(0.3)
Total derivative instrument impact on comprehensive income, net of tax	0.5
Accumulated other comprehensive loss, net of tax at June 30, 2019	$(0.8)
Unrealized hedging gains, net of tax	1.5
Reclassification of deferred hedging gains, net of tax (1)	(0.4)
Total derivative instrument impact on comprehensive income, net of tax	1.1
Accumulated other comprehensive gain, net of tax at September 30, 2019	$0.3
____________________
(1)Amounts are included in “Cost of sales and services” on the condensed consolidated statements of operations.
Derivatives Not Designated as Cash Flow Hedging Instruments

	Location of Loss Recognized in Income on Derivatives	Amount of Pre-tax Loss Recognized in Income on Derivatives (1)
		Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)		2020	2019	2020	2019
Foreign Exchange contracts	Cost of Sales and Services	$(0.8)	$0.1	$(1.9)	$(0.9)
Total		$(0.8)	$0.1	$(1.9)	$(0.9)
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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

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

(in Millions)	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$2.1	$2.1	$—	$—
Total Assets	$2.1	$2.1	$—	$—

Liabilities
Deferred compensation plan obligation (2)	$3.1	$3.1	$—	$—
Total Liabilities	$3.1	$3.1	$—	$—

(in Millions)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$1.6	$1.6	$—	$—
Total Assets	$1.6	$1.6	$—	$—

Liabilities
Deferred compensation plan obligation (2)	$2.5	$2.5	$—	$—
Total Liabilities	$2.5	$2.5	$—	$—
____________________
(1)    Balance is included in “Investments” in the condensed consolidated balance sheets. Livent NQSP investments in Livent common stock are recorded as "Treasury stock" in the condensed consolidated balance sheets and carried at historical cost. A mark-to-market loss of $0.3 million and $0.1 million was recorded for the three and nine months ended September 30, 2020, respectively, related to the Livent common stock. The mark-to-market gains and losses were recorded in "Selling, general and administrative expense" in the condensed consolidated statement of operations, with a corresponding offset to the deferred compensation plan obligation in the condensed consolidated balance sheets.
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

On October 27, 2020, defendants entered into a stipulation of settlement with the state court plaintiffs to pay $7.4 million to resolve all claims related to the IPO. On October 29, 2020, the state court plaintiffs filed a motion seeking preliminary approval of the settlement. If approved, the settlement would resolve all pending litigation relating to the IPO, including the claims in both the state and federal actions. All deadlines in the state and federal actions are currently stayed in light of the settlement.

As of September 30, 2020, the Company has accrued a net loss contingency of $2.5 million, consisting of a $7.4 million settlement accrued liability offset by a $4.9 million insurance reimbursement receivable, in connection with the pending settlement.

Nemaska arrangement

In October 2016, we entered into a long-term supply agreement (the “Agreement”) with Nemaska Lithium Shawinigan Transformation Inc. (“Nemaska”), a subsidiary of Nemaska Lithium Inc. based in Quebec, Canada. Pursuant to the Agreement, Nemaska was to provide lithium carbonate to us. Due to significant delays, Nemaska reported that it was not in a position to start delivering lithium carbonate according to the schedule in the Agreement.
To enforce our right to supply under the Agreement, in July 2018, we filed for arbitration before the International Chamber of Commerce (in accordance with the Agreement’s terms). In an attempt to resolve the dispute, the parties actively negotiated a revised schedule as well as arrangements to see that (in spec) lithium carbonate be supplied to us from alternative sources under

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
the responsibility of Nemaska, with a view to providing us with product while minimizing Nemaska’s exposure until its electrochemical plant was in operation.
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
On December 22, 2019, Nemaska, Nemaska Lithium Inc. and certain affiliates filed for creditor protection in Canada under the Companies’ Creditors Arrangement Act (the "CCAA") in the Superior Court of Québec (the “CCAA Court”). By order of the CCAA Court, the arbitration was stayed until further order of the CCAA Court. Nemaska did not assert any counterclaims against us in the context of the arbitration, nor any claim before the CCAA Court or otherwise, and we are not aware of any basis for Nemaska to assert any claims against us.
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
On June 22, 2020, we acknowledged the termination of the Agreement, withdrew our arbitration claims with prejudice, and requested the remittance of the Escrow Funds. Nemaska currently contests the Application. There can be no assurance that we will prevail on our Application.
On August 24, 2020, Nemaska Lithium Inc. announced that it had accepted a sale proposal structured as a credit bid under the CCAA from a group made up of Orion Mine Finance, Investissement Quebec and The Pallinghurst Group (The Pallinghurst Group acting through a new entity named Quebec Lithium Partners; the "Nemaska Transaction"). The Nemaska Transaction is conditioned upon the satisfaction of customary closing conditions, including approval under the Competition Act (Canada) and CCAA Court Approval. If the Nemaska transaction is consummated on the terms accepted by Nemaska Lithium Inc. as announced on August 24, 2020, Livent has agreed to settle its claims against Nemaska Lithium Inc. and withdraw its Application before the CCAA Court in exchange for payment of an agreed upon portion of the Escrow Funds being delivered to the new ownership group under the Nemaska Transaction (the "Settlement Funds"). There can be no assurance that the Nemaska Transaction will be completed on the terms initially accepted by Nemaska Lithium Inc., or that Livent will receive payment of any portion of the Settlement Funds.
Argentine Customs Authority
On July 31, 2020, we received notice from the Argentine Customs Authority that it was conducting an audit of Minera del Altiplano SA, our subsidiary in Argentina (“MdA”). The audit relates to the export of Lithium Carbonate from Argentina for the period January 10, 2015 through December 31, 2017. Although this relates to a period of time when MdA was a subsidiary of FMC, the Company agreed to bear any possible liability for this matter under the terms of the Tax Matters Agreement that it entered into with FMC at the Separation Date. At this point, a range of reasonably possible liabilities, if any, cannot be estimated by the Company.

Leases
All of our leases are operating leases as of September 30, 2020 and December 31, 2019. We have operating leases for corporate offices, manufacturing facilities, and land. Our leases have remaining lease terms of 2 years to 15 years. Quantitative disclosures about our leases are summarized in the table below.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions, except for weighted-average amounts)	2020	2019	2020	2019
Lease Cost
Operating lease cost	$0.6	$0.5	$1.6	$1.5
Short-term lease cost (1)	—	0.1	0.3	0.2
Variable lease cost	—	—	0.1	0.1
Sublease income	—	(0.1)	—	(0.2)
Total lease cost	$0.6	$0.5	$2.0	$1.6
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$0.5	$0.4	$1.5	$1.1
__________________________
(1) Short-term lease cost was less than $0.1 million for the three months ended September 30, 2020.

As of September 30, 2020 and December 31, 2019, our operating leases had a weighted average remaining lease term of 11.5 years and 11.4 years, respectively. As of September 30, 2020 and December 31, 2019, our operating leases had a weighted average discount rate of 4.4%.

The table below presents a maturity analysis of our operating lease liabilities for each of the next five years and a total of the amounts for the remaining years.

(in Millions)	Undiscounted cash flows
Remainder of 2020	$0.5
2021	2.0
2022	2.0
2023	1.8
2024	1.8
Thereafter	12.8
Total future minimum lease payments	20.9
Less: Imputed interest	(4.6)
Total	$16.3

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 13: Supplemental Information
The following tables present details of prepaid and other current assets, other assets, accrued and other current liabilities, and other long-term liabilities as presented on the condensed consolidated balance sheets:

(in Millions)	September 30, 2020	December 31, 2019
Prepaid and other current assets
Argentina government receivable (1)	$12.4	$7.8
Tax related items	17.6	14.1
Other receivables	10.4	9.9
Prepaid expenses	4.4	9.2
Bank Acceptance Drafts (2)	0.1	7.4
Other current assets (3)	7.1	3.4
Total	$52.0	$51.8

(in Millions)	September 30, 2020	December 31, 2019
Other assets
Argentina government receivable (1)	$55.9	$55.0
Advance to contract manufacturers (4)	15.9	15.9
Capitalized software, net	2.1	1.1
Prepayment associated with long-term supply agreement (5)	10.0	10.0
Tax related items (6)	4.8	3.6
Other assets	8.6	5.9
Total	$97.3	$91.5
____________________
(1)     We have various subsidiaries that conduct business in Argentina. At September 30, 2020 and December 31, 2019, $40.4 million and $38.0 million, respectively, of outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables, was denominated in U.S. dollars. As with all outstanding receivable balances we continually review recoverability by analyzing historical experience, current collection trends and regional business and political factors among other factors.
(2)    Bank Acceptance Drafts are a common Chinese finance note used to settle trade transactions. Livent accepts these notes from Chinese customers based on criteria intended to ensure collectability and limit working capital usage.
(3)    September 30, 2020 includes a $4.9 million receivable for insurance reimbursement related to the IPO litigation settlement which was netted with the IPO litigation settlement accrual in "Restructuring and other" in the condensed consolidated statement of operations (See Note 6 and Note 12 for details).
(4)    We record deferred charges for certain contract manufacturing agreements which we amortize over the term of the underlying contract.
(5)    See Note 12 for further discussion about Nemaska arrangement.
(6)    Represents an offsetting non-current deferred asset of $3.3 million relating to specific uncertain tax positions and other tax related items.

(in Millions)	September 30, 2020	December 31, 2019
Accrued and other current liabilities
Plant restructuring reserves	$3.2	$3.3
Retirement liability - 401K	1.9	2.7
Accrued payroll	9.9	6.7
Derivative liabilities	0.2	—
Severance related	1.7	—
Environmental reserves, current	0.7	0.5
Other accrued and other current liabilities (1)	16.2	23.2
Total	$33.8	$36.4

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	September 30, 2020	December 31, 2019
Other long-term liabilities
Asset retirement obligations	$0.3	$0.2
Contingencies related to uncertain tax positions (2)	5.5	4.1
Deferred compensation plan obligation	3.1	2.5
Self-insurance reserves	1.8	1.9
Other long-term liabilities	1.2	1.3
Total	$11.9	$10.0
____________________
(1)     Amounts primarily include accrued capital expenditures related to our expansion projects and a $7.4 million settlement accrual related to IPO litigation recorded in the third quarter of 2020. See Note 12 for details about IPO litigation settlement.
(2)    At September 30, 2020, we have recorded a liability for uncertain tax positions of $4.2 million and a $1.5 million indemnification liability to FMC for assets where the offsetting uncertain tax position is with FMC.

Note 14: Subsequent Events
On October 15, 2020, the Nemaska Transaction was approved by the CCAA Court pursuant to an approval and vesting order. The Nemaska Transaction is still subject to customary closing conditions, including the final resolution of any appeals.
Livent has entered into agreements with The Pallinghurst Group relating to Quebec Lithium Partners (a to-be-formed joint venture that will be owned equally by The Pallinghurst Group and Livent) and the conduct of certain business operations previously conducted by Nemaska Lithium Inc. should the Nemaska Transaction be consummated. See Note 12 for details.

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
Currently, one of the most significant factors is the potential adverse effect of the current COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company, which is substantially influenced by the potential adverse effect of the pandemic on Livent’s customers and suppliers, the global economy and financial markets and costs of implementing COVID-19 safety protocols. The extent to which COVID-19 impacts us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
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
•risks related to ownership of our common stock, including price fluctuations and the lack of dividends;
•the conditional conversion feature of the 2025 Notes;
•the accounting method for convertible debt securities that may be settled in cash, such as the 2025 Notes; and
•the lack of sufficient cash flow from our business to pay our debt.
Moreover, investors are cautioned to interpret many of these factors as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. You should carefully consider the risk factors discussed in Part II, Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020, in our 2019 Annual Report on Form 10-K, and in the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2020.
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
Third Quarter 2020 Highlights
The following are the more significant developments in our business during the three months ended September 30, 2020:
•Revenue of $72.6 million for the three months ended September 30, 2020 decreased $25.1 million, or approximately 26%, compared to $97.7 million for the three months ended September 30, 2019 primarily due to lower sales volumes, the result of COVID-19 reducing customer demand, and lower average prices.
•Gross margin of $2.8 million for the three months ended September 30, 2020 decreased $25.5 million or approximately 90%, compared to $28.3 million for the three months ended September 30, 2019 primarily due to lower sales volumes, lower average prices and increased costs due to the financial impact of increased third party lithium carbonate usage and incremental COVID-19 costs to implement safety protocols.
•Adjusted EBITDA of $0.9 million for the three months ended September 30, 2020 decreased $27.3 million, or approximately 97%, compared to $28.2 million for the three months ended September 30, 2019 primarily due to lower sales volumes, lower average prices and increased costs due to the financial impact of increased third party lithium carbonate usage.
COVID-19 Impacts
Business and Operations
During the three months ended September 30, 2020, the COVID-19 pandemic continued to negatively impact our business, operations and financial performance. Worldwide government efforts to contain the spread and mitigate the impact of COVID-19 continued. We still face operational challenges and uncertainties related to the unprecedented global COVID-19 pandemic. The emergency measures imposed and re-imposed by governments on businesses and individuals, including quarantines, travel restrictions, social distancing, closure of non-essential businesses and schools, work from home requirements, and shelter in place orders, among other measures have impacted and may further impact our workforce and operations, and those of our customers and suppliers. The severity of the impact on our business, financial condition and results of operations, continues to evolve and has been varied across geographic regions, and will be depend on how long the pandemic continues, which is currently unknown.
We have manufacturing operations in the U.S., Argentina, China, the United Kingdom, and India, general operations in Singapore, and sales offices in the U.S., China, the United Kingdom, India and Japan.  All of these countries have been affected by the COVID-19 pandemic. They have adopted measures to contain it, and they may adopt even stricter measures in the future. In China, the government imposed shutdown orders and travel restrictions, among other measures, which have subsequently been reduced.  In the U.S., the President declared a national emergency, which was followed by the imposition of restrictions by State governors, mayors and public officials, including in Pennsylvania and North Carolina where we operate.  The government of Argentina, where the Company’s primary lithium brine resource is located, enacted an emergency decree ordering a national mandatory quarantine requiring the temporary closure of the Company’s local brine operations for approximately two weeks. We expect government measures and restrictions globally to have a negative impact on demand for certain of our products and a negative impact on the efficient operation of our facilities, supply chains and logistics. We have already experienced disruptions and delays within our supply chain and logistics operations in China, Southeast Asia, Argentina and Europe. This includes problems at ports due to national quarantines, difficulties with scheduling cargo ships, additional warehouse costs due to shipment delays, and the restriction of movements by trucks within and between countries.
We continue to see a slowdown in demand for certain of our products and global inventories remain elevated, which has had a downward pressure on prices for certain of our products. More customers are starting to protect their interests by diversifying among multiple suppliers. Some customers are hesitant to enter into longer term agreements while managing their own inventory levels in a more uncertain market environment, which further impacts prices adversely for certain of our products.
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
The material operational challenges that management and the Board of Directors are monitoring the health and safety of our employees, geographic quarantines, travel restrictions, social distancing, closure of non-essential businesses and schools, work from home requirements, shelter in place orders, and the restriction of movements within and between countries.
Liquidity, Financial Resources, 2025 Notes Issuance and Revolving Credit Facility Amendments
Our working capital was impacted by the effects of COVID-19 during the three months ended September 30, 2020. We expect this to continue during the remainder of 2020 fiscal year and into 2021. The rapid and global spread of COVID-19 has resulted in the disruption and temporary shutdown of the businesses of certain of our customers, contract manufacturers and suppliers, and limits on access to the production facilities of our contract manufacturers and suppliers.  Several of our customers, contract manufacturers and suppliers have experienced financial distress and/or suffered disruptions in their business due to the COVID-19 pandemic. Certain of our customers have canceled, postponed or delayed orders or have been delayed in making payments and we may need to offer special payment terms or relief to them and our other customers and we bear the credit risk on such transactions. To the extent that we are not able to reduce our incurrence of short-term obligations in proportion to the expected reduction in our cash flows, this would result in a further reduction in our working capital.
Our uses of cash were impacted by the effects of COVID-19 during the three and nine months ended September 30, 2020. We had an increased use of cash resulting from logistical supply disruptions, such as increased warehousing costs, higher sea shipping costs, and the use of air freight rather than cargo ships to meet more uncertain customer delivery deadlines. We also used cash to purchase additional personal protective equipment for our employees, such as masks and gloves, and for increased cleaning and disinfectant costs, wipes and hand sanitizer, additional medical personnel at our facilities, and increased personnel transportation costs due to social distancing guidelines.
On May 6, 2020, we entered into the First Amendment to the Credit Agreement with FMC Lithium USA Corp., the Guarantors, the Lenders and the Agent. Among other things, the First Amendment increased our maximum net leverage ratio for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020 from 3.5 to 6.0.
On June 25, 2020, we issued $225 million in aggregate principal amount of 4.125% Convertible Senior Notes due 2025 (the "2025 Notes") in a private offering. On July 7, 2020 we issued an additional $20.75 million of the 2025 Notes to the initial purchasers under the Over-Allotment Option. Total net proceeds received including Over-Allotment Option were $238.2 million. The Company used the net proceeds received to repay amounts outstanding under its Revolving Credit Facility.
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
Corporate Efforts
The Company has responded to the COVID-19 pandemic in a number of ways. We assembled a Global Pandemic Response Team whose global members are taken from different functional areas, including Operations, Finance, Commercial, Legal, Human Resources and Health & Safety. The Global Pandemic Response Team meets on a regular basis, and provides reports to the Executive Leadership team. The Company has also assembled COVID-19 Response Teams at several of its regional locations, who have the responsibility to keep informed of local matters such as government policies and regulations. These Response Teams are helping to shape the Company’s policies in response to the COVID-19 pandemic.
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
Government Programs
The Company continues to evaluate government support and tax relief programs in the countries where it operates. This includes support grants, loans, tax deferrals, and tax credits. The Company is deferring the deposit and payment of the employer’s share of social security taxes for the period March 27 through December 31, 2020, pursuant to the CARES Act in accordance with Internal Revenue Service regulations on this matter. In Argentina, the Company postponed employer contributions to an employee social fund for the month of March 2020. In China, the Company obtained a waiver of local social security contributions. In Singapore, the Company received certain wage subsidies for the period October 2019 through June 2020, and benefited from a property tax rebate that was partially passed through by the lessor of its rented space.
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
We expect a sequential pick-up in volumes in the fourth quarter of 2020. However, average lithium pricing in 2020 has been lower than in 2019. In addition, our costs have been higher due to COVID-19 and the impact of third-party purchased lithium carbonate usage. As a result, we are expecting lower year-on-year profitability comparisons for 2020. All of our capacity expansion plans are currently paused until further notice due to the COVID-19 pandemic and market conditions. We continue to work closely with our customers to understand the pandemic’s impact on their businesses as well as the demand recovery in the near term. The timing and scope of our long-term expansion plans will continue to be determined by market conditions, capital considerations, and anticipated customer commitments among other factors.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(in Millions, Except Per Share Data)	(unaudited)
Revenue	$72.6	$97.7	$206.0	$310.0
Cost of sales	69.8	69.4	178.4	215.2
Gross margin	2.8	28.3	27.6	94.8
Selling, general and administrative expenses	10.0	10.2	31.1	29.2
Research and development expenses	1.0	0.9	2.8	2.5
Restructuring and other charges	4.4	0.9	10.1	4.8
Separation-related costs	0.6	2.5	0.8	5.4
Total costs and expenses	85.8	83.9	223.2	257.1
(Loss)/income from operations before loss on debt extinguishment, equity in net loss of unconsolidated affiliate, interest expense, net and income taxes	(13.2)	13.8	(17.2)	52.9
Loss on debt extinguishment	—	—	0.1	—
Equity in net loss of unconsolidated affiliate	0.1	—	0.4	—
Interest expense, net	2.0	—	2.0	—
(Loss)/income from operations before income taxes	(15.3)	13.8	(19.7)	52.9
Income tax (benefit)/expense	(3.5)	(4.2)	(5.8)	2.5
Net (loss)/income	$(11.8)	$18.0	$(13.9)	$50.4
In addition to net income, as determined in accordance with U.S. GAAP, we evaluate operating performance using certain non-GAAP measures such as EBITDA, which we define as net income plus interest expense, net, income tax expense/(benefit), and depreciation and amortization, and Adjusted EBITDA, which we define as EBITDA adjusted for restructuring and other charges/(income), separation-related costs and certain other losses/(gains). Management believes the use of these non-GAAP measures allows management and investors to compare more easily the financial performance of its underlying business from period to period. The non-GAAP information provided may not be comparable to similar measures disclosed by other companies because of differing methods used by other companies in calculating EBITDA and Adjusted EBITDA. These measures should not be considered as a substitute for net income or other measures of performance or liquidity reported in accordance with U.S. GAAP. The following table reconciles EBITDA and Adjusted EBITDA from net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2020	2019	2020	2019
Net (loss)/income (GAAP)	$(11.8)	$18.0	$(13.9)	$50.4
Add back:
Interest expense, net	2.0	—	2.0	—
Income tax (benefit)/expense	(3.5)	(4.2)	(5.8)	2.5
Depreciation and amortization	6.1	5.8	17.7	15.5
EBITDA (Non-GAAP)	(7.2)	19.6	—	68.4
Add back:
Certain Argentina remeasurement losses (a)	1.5	5.2	4.4	5.2
Restructuring and other charges (b)	4.4	0.9	10.1	4.8
Separation-related costs (c)	0.6	2.5	0.8	5.4
COVID-19 related costs (d)	1.7	—	1.7	—
Loss on debt extinguishment (e)	—	—	0.1	—
Other loss (f)	(0.1)	—	(0.4)	—
Adjusted EBITDA (Non-GAAP)	$0.9	$28.2	$16.7	$83.8
___________________
(a)    Represents impact of currency fluctuations on tax assets and liabilities and on long-term monetary assets associated with our capital expansion as well as significant currency devaluations. The remeasurement gains/(losses) are included within "Cost of sales" in our condensed consolidated statement of operations but are excluded from our calculation of Adjusted EBITDA because of: i.) their nature as income tax related; ii.) their association with long-term capital projects which will not be operational until future periods; or iii.) the severity of the devaluations and their immediate impact on our operations in the country.

(b)    We continually perform strategic reviews and assess the return on our business. This sometimes results in management changes or in a plan to restructure the operations of our business. As part of these restructuring plans, demolition costs and write-downs of long-lived assets may occur. Also includes legal fees related to IPO securities litigation, including a settlement accrual, net of insurance reimbursement, of $2.5 million, in the third quarter of 2020.
(c) Represents legal, professional, transaction related fees and other Separation-related activity.
(d)    Represents incremental costs associated with COVID-19 recorded in "Cost of sales" in the condensed consolidated statement of operations, including but not limited to, incremental quarantine related absenteeism, incremental facility cleaning costs, pandemic related supplies and personal protective equipment for employees, among other costs; offset by economic relief provided by foreign governments.
(e)    Represents the partial write off of deferred financing costs for the temporary reduction in borrowing capacity related to the First Amendment excluded from our calculation of Adjusted EBITDA because the loss is nonrecurring.
(f)    Represents a portion of our nonrefundable prepaid research and development costs advanced to our unconsolidated affiliate in the fourth quarter 2019 and excluded from our calculation of Adjusted EBITDA in the same period because the costs represent research and development activities of the affiliate that had not occurred as of December 31, 2019. These costs were included with our calculation of Adjusted EBITDA for the three and nine months ended September 30, 2020 when the costs were incurred at our unconsolidated affiliate.

Three Months Ended September 30, 2020 vs. 2019
Revenue
Revenue of $72.6 million for the three months ended September 30, 2020 (the "2020 Quarter") decreased by approximately 26%, or $25.1 million, compared to $97.7 million for the three months ended September 30, 2019 (the "2019 Quarter") due to lower sales volumes, driven by a decrease in customer demand related to COVID-19, and lower average prices.
Gross margin
Gross margin of $2.8 million for the 2020 Quarter decreased by $25.5 million, or approximately 90%, versus $28.3 million for the 2019 Quarter. The decrease in gross margin was primarily due to lower sales volumes, lower average prices, increased costs due to the financial impact of increased third party lithium carbonate usage and incremental COVID-19 costs to implement safety protocols.
Restructuring and other charges
Restructuring and other charges of $4.4 million for the 2020 Quarter increased by $3.5 million versus $0.9 million for the 2019 Quarter. The increase was primarily due to a settlement accrual, net of insurance reimbursement, of $2.5 million related to the IPO securities litigation (see Note 12 for details) and exit costs and severance related to corporate management changes in the 2020 Quarter (see Note 6 for details).
Separation-related costs
Separation-related costs of $0.6 million for the 2020 Quarter decreased by $1.9 million from $2.5 million for the 2019 Quarter due to incurring less legal and professional fees associated with the IPO and other Separation-related activities in the current-year quarter. Current-year quarter Separation-related activities consisted primarily of legal fees related to the Nemaska arrangement. See Note 12 for details.
Interest expense
Interest expense of $2.0 million for the 2020 Quarter is noncash amortization of debt discount and transaction costs related to the 2025 Notes which represents the excess interest over the amount of interest capitalized in accordance with U.S. GAAP for the 2020 Quarter. All of our interest was capitalized in the 2019 Quarter.
Income tax (benefit)/expense
The decrease in income tax benefit from $3.5 million for the 2020 Quarter compared to the income tax benefit of $4.2 million for the 2019 Quarter, was primarily due to a change in the Company’s jurisdictional mix of earnings and a reduction in the tax benefits associated with fluctuations in foreign currency impacts in Argentina of $1.6 million and $6.6 million respectively. The decrease in income tax benefit was primarily offset by a tax benefit resulting from a reduction in income from operations for the 2020 Quarter.

Net (loss)/income
Net loss of $11.8 million for the 2020 Quarter compared to net income of $18.0 million for the 2019 Quarter was primarily due to lower sales volumes, a decrease in customer demand related to COVID-19, lower average prices, and increased costs due to the financial impact of increased third party lithium carbonate usage and incremental COVID-19 costs to implement safety protocols, partially offset by the income tax benefit of $3.5 million in the current-year period.

Nine Months Ended September 30, 2020 vs. 2019
Revenue
Revenue of $206.0 million for the nine months ended September 30, 2020 ("2020 YTD") decreased by approximately 34%, or $104.0 million, compared to $310.0 million for the nine months ended September 30, 2019 ("2019 YTD"), primarily due to lower sales volumes, driven by a decrease in customer demand related to COVID-19 and lower average prices.
Gross margin
Gross margin of $27.6 million for 2020 YTD decreased by $67.2 million, or approximately 71%, versus $94.8 million for 2019 YTD. The decrease in gross margin was primarily due to lower sales volumes, lower average prices, increased costs due to the financial impact of increased third party lithium carbonate usage and incremental COVID-19 costs to implement safety protocols.
Selling, general and administrative expenses
Selling, general and administrative expenses of $31.1 million for the 2020 YTD increased by $1.9 million, or 7% versus $29.2 million for 2019 YTD. The increase in selling, general and administrative expenses was primarily due to a nonrecurring $2.3 million employee bonus adjustment credit received from FMC in the prior-year period partially offset by a decrease in stand-alone company costs for the current-year period.
Restructuring and other charges
Restructuring and other charges of $10.1 million for 2020 YTD increased by $5.3 million versus $4.8 million for 2019 YTD. We incurred higher Restructuring and other charges for 2020 YTD primarily due to an increase in severance-related and exit costs of $2.3 million and a settlement accrual, net of insurance reimbursement, of $2.5 million recorded in the third quarter of 2020 YTD related to the IPO securities litigation. See Note 6 and Note 12 for details.
Separation-related costs
Separation-related costs of $0.8 million for 2020 YTD decreased $4.6 million from 2019 YTD due to incurring less legal and professional fees associated with the IPO and other Separation-related activities in the current-year quarter. Current-year quarter Separation-related activities consisted primarily of legal fees related to the Nemaska arrangement. See Note 12 for details.
Interest expense
Interest expense of $2.0 million for 2020 YTD is noncash amortization of debt discount and transaction costs related to the 2025 Notes which represents the excess interest over the amount of interest capitalized in accordance with U.S. GAAP for 2020 YTD. All of our interest was capitalized for 2019 YTD.
Income tax (benefit)/expense
The increase in income tax benefit from $5.8 million for 2020 YTD compared to the income tax benefit of $2.5 million for 2019 YTD is primarily due to a reduction in income from operations.
The increase in income tax benefit was partially offset by a change in the Company’s jurisdictional mix of earnings and a reduction in the tax benefits associated with fluctuations in foreign currency impacts in Argentina of $4.2 million and $7.6 million for 2020 YTD and 2019 YTD, respectively.
Net (loss)/income
Net loss of $13.9 for 2020 YTD compared to net income of $50.4 million for 2019 YTD was primarily due to lower sales volumes, driven by a decrease in customer demand related to COVID-19, lower average prices and increased costs due to the financial impact of increased third party lithium carbonate usage and incremental COVID-19 costs to implement safety protocols, partially offset by the income tax benefit of $5.8 million in the current-year period.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at September 30, 2020 and December 31, 2019, were $14.8 million and $16.8 million, respectively. Of the cash and cash equivalents balance at September 30, 2020, $10.9 million were held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal. We have concluded the Tax Act has not altered our assertion of identifying reinvested earnings. See Note 9, Part II, Item 8 of our 2019 Annual Report on Form 10-K for more information.
2025 Notes
On June 25, 2020, we issued $225 million in aggregate principal amount of 4.125% Convertible Senior Notes due 2025 in a private offering. On July 7, 2020 we issued an additional $20.75 million of the 2025 Notes to the initial purchasers under the Over-Allotment Option. Total net proceeds received including Over-Allotment Option were $238.2 million. The Company used the net proceeds received to repay amounts outstanding under its Revolving Credit Facility. See Note 8 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for details on the 2025 Notes.
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
We had $224.1 million and $154.6 million debt outstanding as of September 30, 2020 and December 31, 2019, respectively. Among other restrictions, our Revolving Credit Facility contains financial covenants applicable to Livent and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our maximum allowable first lien leverage ratio is 3.5 as of September 30, 2020. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all covenants at September 30, 2020.

Statement of Cash Flows
Cash provided by operating activities was $1.5 million and $64.9 million for the nine months ended September 30, 2020 and 2019, respectively.
The cash provided by operating activities for 2020 YTD as compared to the cash provided by operating activities for 2019 YTD was primarily driven by lower net income and a decrease in our accounts payables, partially offset by increased collections of our trade receivables in and a $23.7 million payment in the first quarter of 2019 to FMC related to Separation matters.
Cash required by investing activities was $(111.8) million and $(125.4) million for the nine months ended September 30, 2020 and 2019, respectively.
The decrease in cash required by investing activities for 2020 YTD compared to 2019 YTD is primarily due to the Company's election to suspend all capital expansion work globally in March 2020, resulting in decreased capital expenditures for production capacity of lithium carbonate and hydroxide.
Cash provided by financing activities was $108.2 million and $55.9 million for the nine months ended September 30, 2020 and 2019, respectively.
For the first half of 2020 YTD and 2019 YTD, net cash proceeds for financing activities was provided primarily by net draws on our Revolving Credit Facility which were used for capital expenditures for production capacity of lithium carbonate and hydroxide. In 2020 YTD, the Company used the $238.2 million total net proceeds received for the 2025 Notes including Over-Allotment Option to repay amounts outstanding under its Revolving Credit Facility.

Other potential liquidity needs
We plan to meet our liquidity needs through available cash, cash generated from operations, borrowings under the committed Revolving Credit Facility, and other potential working capital financing strategies that may be available to us. At September 30, 2020, our remaining borrowing capacity under our Revolving Credit Facility, subject to meeting our debt covenants, is $288.9 million, including letters of credit utilization. The First Amendment puts a cap of $325 million on our overall borrowings under the Revolving Credit Facility until March 31, 2021.
We expect the COVID-19 pandemic uncertainties, recent market factors, including industry oversupply conditions and decreased pricing levels, to continue in 2020. Our net leverage ratio may increase during the next 12 months as it will continue to be determined, in large part, by our ability to manage the timing and amount of our capital expenditures, which is within our control; achieve forecasted operating results and to pursue other working capital financing strategies that may be available to us, which is less certain and outside our control. In the first quarter of 2020, we slowed the pace of our carbonate expansion in Argentina and paused our lithium hydroxide expansion project in Bessemer City, NC to align its expected completion with that of phase 1 in Argentina. In March 2020, because of the significant practical constraints resulting from actions being taken by authorities around the world in response to the COVID-19 pandemic, the Company elected to suspend all capital expansion work globally. This reduced projected capital spending for 2020 by approximately 50%, with the current estimate of total capital spending in 2020 being $115 million, excluding capitalized interest. Uncertainties in future global market conditions resulting from the COVID-19 pandemic currently makes projections, particularly in the near-term, more challenging. Livent remains committed to its long-term expansion plans. The restart of its capital projects will be driven by the absence of COVID-19 related imposed restrictions coupled with improved pricing dynamics or firm long-term commitments from customers.
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
We believe that our available cash and cash from operations, together with our borrowing availability under the Revolving Credit Facility and other potential working capital financing strategies that may be available to us, will provide adequate liquidity for the next 12 months. Access to capital and the availability of financing on acceptable terms in the future will be affected by many factors, including our credit rating, economic conditions, the COVID-19 pandemic and the overall liquidity of capital markets.

Commitments and Contingencies
See Note 12 to these condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Contractual Commitments
Information related to our contractual commitments at December 31, 2019 can be found in a table included within Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations within our 2019 Annual Report on Form 10-K. There have been no significant changes to our contractual commitments during the period ended September 30, 2020.
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
At September 30, 2020, our cash flow hedge derivative instruments outstanding were a net liability of $0.2 million. Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
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

		Hedged Currency vs. Functional Currency
(in Millions)	Net asset/(liability) position on consolidated balance sheets	Net liability position with 10% strengthening	Net asset position with 10% weakening
Net asset/(liability) position as of September 30, 2020	$(0.2)	$(0.9)	$0.4
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of September 30, 2020, we had no interest rate swap agreements.
Our debt portfolio at September 30, 2020 is composed of variable-rate debt consisting of borrowings under our Revolving Credit Facility and fixed-rate debt on the principal amounts of our 2025 Notes. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways. Based on the variable-rate debt in our debt portfolio at September 30, 2020, a one percentage point increase or decrease in interest rates would have increased or decreased, respectively, gross interest expense by $0.9 million for the nine months ended September 30, 2020.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2020, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our 2019 Annual Report on Form 10-K, in our Current Report on Form 8-K, filed with the SEC on April 6, 2020, and in Part II, Item 1A of our Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2020, which are available at www.sec.gov and on our website at www.livent.com. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or future results.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Shares
A summary of our repurchases of Livent's common stock for the three months ended September 30, 2020 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2020	957	$7.04	$—	$—
August 1 through August 31, 2020	426	$7.30	—	—
September 1 through September 30, 2020	402	$7.57	—	—
Total Q3 2020	1,785	$7.22	$—	$—
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

ITEM 6.    EXHIBITS

*10.1
Second Amendment to the Credit Agreement, dated August 3, 2020, by and among Livent Corporation, FMC Lithium USA Corp., the guarantor subsidiaries described therein, Citibank, N.A., as administrative agent, and the lenders and issuing banks listed therein.(Exhibit 10.2 to Quarterly Report on Form 10-Q for the three months ended June 30, 2020)

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code
101	Interactive Data File
104	The cover page from Livent Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL.
∗Incorporated by reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVENT CORPORATION (Registrant)

By:	/s/ GILBERTO ANTONIAZZI
Gilberto Antoniazzi, Vice President and Chief Financial Officer
Date: November 5, 2020