Form 10-K
period 2020-12-31
Livent Corp.
filed 2021-02-26
CIK 1742924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-K
_______________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2020, the last day of the registrant’s second fiscal quarter was $899,347,224. The market value of voting stock held by non-affiliates excludes the value of those shares held by executive officers and directors of the registrant.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date

Class	December 31, 2020
Common Stock, par value $0.001 per share	146,361,981

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2021 Annual Meeting of Stockholders	Part III

Livent Corporation
2020 Form 10-K

Glossary of Terms
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2025 Notes	$245.75 million principal amount 4.125% Convertible Senior Notes due 2025, including $20.75 million issued upon exercise of the Over-Allotment Option on July 7, 2020
AOCI	Accumulated other comprehensive income
Application	The application filed by Livent with the CCAA Court to obtain remittance of the Escrow Funds
ARO	Asset retirement obligation
ASC	Accounting Standards Codification, under U.S. GAAP
ASC 842	Accounting Standards Codification Topic 842 - Leases
ASU	Accounting Standards Update, under U.S. GAAP
Brexit	The withdrawal of the United Kingdom from the European Union
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCAA	The Companies’ Creditors Arrangement Act
CCAA Court	The Superior Court of Quebec where Nemaska, Nemaska Lithium Inc. and certain affiliates filed for creditor protection in Canada under the CCAA
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Credit Agreement	The Original Credit Agreement, as amended on May 6, 2020, by the First Amendment and August 3, 2020, by the Second Amendment
Distribution	On March 1, 2019, FMC made a tax-free distribution to its stockholders of all its remaining interest in Livent Corporation
ESG	Environmental, social and governance
Exchange Act	Securities and Exchange Act of 1934
EV	Electric vehicle
FASB	Financial Accounting Standards Board
First Amendment	On May 6, 2020, Livent Corporation entered into the First Amendment to the Credit Agreement to amend and restate the Original Credit Agreement
FMC	FMC Corporation
FMC Plan	FMC Corporation Incentive Compensation and Stock Plan
GDP	Gross domestic product
HCM	Human Capital Management
IPO	Initial public offering
kMT	Thousand metric tons
LCE	Lithium carbonate equivalent
Livent NQSP	Livent Non-qualified Savings Plan
Livent Plan	Livent Corporation Incentive Compensation and Stock Plan
MdA	Minera del Altiplano SA, our local operating subsidiary in Argentina
MT	Metric ton
Nemaska	Nemaska Lithium Shawinigan Transformation Inc., a subsidiary of Nemaska Lithium Inc.
Nemaska Transaction	The transaction through which a consortium has purchased and will operate the business previously conducted by Nemaska Lithium Inc., a Canadian lithium producer
NQO	Non-qualified stock option
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OM&M	Operation, maintenance and monitoring of site environmental remediation
Original Credit Agreement	On September 18, 2018 Livent Corporation entered into the credit agreement, which provides for a $400 million senior secured revolving credit facility
OSHA	Occupational Safety and Health Administration
Over-Allotment Option	Option to purchase an additional $20.75 million principal amount of 2025 Notes exercised on July 7, 2020
Prospectus	The final Prospectus included in our Registration on Form S-1 originally filed with the SEC on October 12, 2018

RCRA	Resource Conservation and Recovery Act
REACH	Registration, Evaluation, Authorization and Restriction of Chemicals
REMSA	Recursos Energeticos y Mineros Salta, S.A., local natural-gas sub-distributor in Argentina
Revolving Credit Facility	Livent's $400 million senior secured revolving credit facility
ROU Asset	Right-of-use asset
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
Second Amendment	On August 3, 2020, Livent Corporation entered into the Second Amendment to the Credit Agreement to amend the Credit Agreement
Securities Act	Securities Act of 1933
Separation Date	On October 15, 2018, Livent Corporation completed the IPO and sold 20 million shares of Livent common stock to the public at a price of $17.00 per share
Tax Act	Tax Cuts and Jobs Act
TCA	UK-EU Trade and Cooperation Agreement
TMA	Tax Matters Agreement
TSA	Transaction Services Agreement
U.S. GAAP	United States Generally Accepted Accounting Principles

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
The Separation and Distribution
Prior to the completion of the initial public offering ("IPO" or the "Separation") on October 15, 2018 (the "Separation Date"), we were a wholly owned subsidiary of FMC, and all of our outstanding shares of common stock were owned by FMC. Following a series of restructuring steps, on October 1, 2018, prior to the IPO of Livent common stock, FMC transferred to us substantially all of the assets and liabilities of its lithium business (the “Lithium Business”). In exchange, we issued to FMC 123 million shares of our common stock.
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
General
We are a pure-play, fully integrated lithium company, with a long, proven history of producing performance lithium compounds. Our primary products, namely battery-grade lithium hydroxide, lithium carbonate, butyllithium and high purity lithium metal are critical inputs used in various performance applications. Our strategy is to focus on supplying high performance lithium compounds to the fast-growing electric vehicles ("EV") and broader battery markets, while continuing to maintain our position as a leading global producer of butyllithium and high purity lithium metal. With extensive global capabilities, nearly 80 years of continuous production experience, applications and technical expertise, long standing customer relationships and a favorable sustainability profile, we believe we are well positioned to capitalize on the accelerating trends of vehicle electrification and renewable energy adoption.

We produce lithium compounds for use in applications that have specific and constantly changing performance requirements, including battery-grade lithium hydroxide for use in high performance lithium-ion batteries. We believe the demand for our compounds will continue to grow as the electrification of transportation accelerates, and as the use of high nickel content cathode materials increases in the next generation of battery technology products. We also supply butyllithium, which is used in the production of polymers and pharmaceutical products, as well as a range of specialty lithium compounds including high purity lithium metal, which is used in non-rechargeable batteries and in the production of lightweight materials for aerospace applications. It is in these applications that we have established a differentiated position in the market through our ability to consistently produce and deliver performance lithium compounds.
Livent Strategy
We believe that growth in EV sales will drive significant growth in demand for performance lithium compounds. We believe that we are well positioned to benefit from this trend thanks to our leading position, long-standing customer relationships and favorable sustainability profile and we view sustainability as central to our mission and a key consideration in all of our investment and operational decisions.
To fully capitalize on our growth opportunities, our strategy will involve investing in our assets, our technology capabilities and our people to ensure we can continue to meet our customers’ demands as well as our broader commitments to other key stakeholders, including investors, employees, regulators and our local communities.
Expand our Production Capacities
We intend to expand our lithium hydroxide capacity at multiple locations in order to meet customer demands globally, as our customers expand their own production networks around the globe. To support our lithium hydroxide expansion and reduce our need to procure lithium carbonate from third party suppliers, we started a project in 2018 to expand annual lithium carbonate production at our existing operations in Argentina in addition to seeking alternative lithium resources. We paused our expansion project in Argentina in March 2020, resulting in the delay of phase 1 completion of 9,500 MT of additional lithium carbonate capacity. We also paused a lithium hydroxide expansion project for 5,000 MT of additional capacity in Bessemer City, North Carolina, to align its completion with that of phase 1 in Argentina. The restart, timing and scope of our capacity expansion plans will be driven by improved pricing dynamics or firm long-term commitments from customers coupled with the absence of COVID-19 related restrictions, among other factors. We plan to increase our lithium carbonate capacity in Argentina to roughly 60,000 MT in multiple phases over time. We also plan to increase our lithium hydroxide capacity in phases at multiple locations to a total of roughly 55,000 MT over time.
We will continue to evaluate our butyllithium capacity regionally and add capacity as our demand continues to increase. For high purity lithium metal, we are evaluating expansion opportunities to align with the potential increase in demand for lithium metal as our customers develop next generation battery technologies.
Diversify our Sources of Supply
We continue to pursue additional sources of lithium products, which may include further expansion in Argentina, increasing our ownership stake in the Nemaska Lithium Inc. development project and assets, acquisition and development of new resources, entering into long-term supply agreements with other producers or some combination thereof. We will continually assess new resources that offer the potential to provide alternative sources of lithium products and will look to invest in developing such resources where it makes sense to do so.
Expand our Applications and Process Technology Capabilities
Our market position today depends on our ability to consistently provide our customers with the products they need, in a sustainable and responsible manner. To maintain this position, we are continuously investing to improve our application, process and extraction technologies, on both existing and new potential resources, and to reduce our environmental footprint. As we work with our customers to understand their evolving lithium needs, we will focus on expanding our extraction and processing capabilities and our ability to adapt the properties of our products, whether chemical or physical, to meet those needs. This may require us to invest in and potentially acquire new capabilities, hire people or acquire new technical resources.
Develop Next Generation Lithium Compounds
We believe that the evolution of battery technologies will lead to the adoption of lithium-based applications in the anode and electrolyte within the battery. This evolution will require new forms of lithium to be produced, such as new lithium metal powders or printable lithium products. We will continue to invest in our research and development efforts to help us create new products, and we will also invest with and partner with our customers to further their own research and development efforts.
Invest in Our People
Our business requires that we hire, retain and engage research scientists, engineers and a technical sales force. We will continue to invest in our people through training and developing our employees to retain talent. We will look to cultivate an inclusive and positive work environment that (1) creates and supports diversity; (2) prioritizes equal opportunity and fairness in the company’s management systems and practices; and (3) fosters a sense of belonging for employees with diverse perspectives, backgrounds and expertise.

Focus on Sustainability

Environmental, Social and Governance ("ESG") issues and concerns are having an increasing impact on our industry, business and operations. We intend to continue to integrate ESG and sustainability considerations into our business, operations and investment decisions. We believe our ESG and sustainability efforts will help us differentiate ourselves from other competitors and help us develop and strengthen relationships with customers and other key stakeholders.

We encourage you to review our 2019 Sustainability Report (located on our website at www.livent.com) for more detailed information regarding our ESG programs and initiatives. Nothing on our website, including our Sustainability Report or sections thereof, shall be deemed incorporated by reference into this Form 10-K.

Financial Information About Our Business
We operate as one reportable segment based on the commonalities among our products and services, the types of customers we serve and the manner in which we review and evaluate operating performance. As we earn a substantial amount of our revenues through the sale of lithium products, we have concluded that we have one operating segment for reporting purposes.
Business Overview
As a result of our focus on supplying performance lithium compounds for use in the rapidly growing EV and broader energy storage battery markets, we expect our revenue generated from lithium hydroxide, energy storage and our Asia operations, respectively, to increase. We intend to maintain our leadership positions in other high performance markets such as non-rechargeable batteries, greases, pharmaceuticals and polymers.
We believe that we have earned a reputation as a leading supplier in the markets we serve, based on the performance of our products in our customers’ production processes and our ability to provide application know-how and technical support. In the EV market, we are one of a small number of lithium suppliers whose battery-grade lithium hydroxide has been qualified by global customers for use in their cathode material production that is ultimately used in numerous global EV programs. Throughout our history, as end market application technologies have evolved, we have worked closely with our customers to understand their changing performance requirements and have developed products to address their needs.
As a vertically integrated producer, we benefit from operating one of the lowest cost lithium mineral deposits in the world that also has a favorable, industry leading sustainability footprint. We have been extracting lithium brine at our operations at the Salar del Hombre Muerto in Argentina for more than 20 years, and have been producing lithium compounds for approximately 80 years. Our operational history provides us with a deep understanding of the process of extracting lithium compounds from brine safely and sustainably. We have developed proprietary process knowledge that enables us to produce high quality, low impurity lithium carbonate and lithium chloride. We source the majority of our base lithium compounds for use in the production of performance lithium compounds from these low cost operations in Argentina. Our operations in Argentina are expandable, giving us the ability to increase our lithium carbonate and lithium chloride production to meet increasing demand. We also have the operational flexibility to procure lithium carbonate from third party suppliers. This strategy allows us to manage our production requirements and produce more end-products for customers, as needed, than we would have the ability to do with lithium carbonate derived solely from our internal sources of supply.
We are one of a few lithium compound producers with global manufacturing capabilities. We use the majority of the lithium carbonate we produce in the production of battery-grade lithium hydroxide in the United States and China. We use the lithium chloride we produce in the production of butyllithium products in the United States, the United Kingdom, China and India, as well as in the production of high purity lithium metal in the United States. We have significant know-how and experience in the lithium hydroxide, butyllithium and high purity lithium metal production processes and product applications, which we believe provide us with a competitive advantage in these markets.

Capacity and Production
The chart below presents a breakdown of our capacity and production by product type and category presented in product basis metric tons ("MT") for the years ended December 31, 2020, 2019 and 2018:

Product Category	Product	2020		2019		2018
		Capacity	Production	Capacity	Production	Capacity	Production
Performance Lithium	Lithium Hydroxide	25,000	14,686	25,000	21,348	18,500	15,936
	Butyllithium	3,265	2,180	3,265	2,437	3,265	2,389
	High Purity Lithium Metal (1)	250	160	250	167	250	140
Base Lithium	Lithium Carbonate (2)	18,000	15,589	18,000	16,785	18,000	17,238
	Lithium Chloride (2)	9,000	4,836	9,000	4,284	9,000	5,005
____________________
(1)    Excludes other specialty product capacities and production.
(2)    Represents theoretical capacity for lithium carbonate and lithium chloride. Actual combined production of both products is lower and limited by the total capacity of lithium brine production. Lithium brine production was approximately 19,500 MT on a lithium carbonate equivalent ("LCE") basis for 2020, approximately 20,000 MT for 2019 and approximately 21,000 MT for 2018, resulting in the total production shown in the chart.

The charts below detail our 2020 revenues by product, application and geography.

____________________

(1)     Company internal estimates

Products and Markets
Our performance lithium compounds are frequently produced to meet specific customer application and performance requirements. We have developed our capabilities in producing performance lithium compounds through decades of interaction with our customers, and our products are key inputs into their production processes. Our customer relationships provide us with first-hand insight into our customers’ production objectives and future needs in terms of product volume, mix and specifications, which we in turn use to further develop our products.

Our Performance Compounds

Product Category	End Applications	Our Differentiation
Battery-Grade Lithium Hydroxide	Electric Vehicles	▪ One of a small number of major suppliers for EV applications ▪ A balanced capacity footprint in China and the US; products from both sites qualified for EV applications, multi-year sales agreements ▪ More than 20 years of experience and partnerships with leading customers across EV and broader battery value chains ▪ Favorable sustainability profile of our brine and carbonate operations in Argentina, coupled with that of our hydroxide operations in the U.S. and China
Non-Battery Lithium Hydroxide	High Performance Greases	▪ Focused on grease applications where grease performance is critical ▪ Stable customer base with long-standing relationships that are typically measured in decades ▪ Typical sales agreements are multi-year
Butyllithium	Polymers Pharmaceutical	▪ High level of technical service including safety, product handling, plant engineering and application know-how ▪ Manufacturing facilities in all regions to support our global customers ▪ Multi-year sales agreements
High Purity Lithium Metal and Other Specialties	Primary Battery Aerospace	▪ One of the few producers of high purity lithium metal, and the only fully vertically integrated western producer ▪ Niche high value specialty applications

Other specialties include lithium phosphate, pharmaceutical-grade lithium carbonate, high purity lithium chloride and specialty organics. In addition to performance lithium compounds, we also produce lithium carbonate and lithium chloride, both of which we largely consume as feedstock in the process of producing our performance lithium compounds.
Competition and Industry Overview
We sell our performance lithium compounds worldwide. Most markets for lithium compounds are global, with significant growth occurring in Asia and Europe, driven primarily by the development and manufacturing of lithium-ion batteries. The market for lithium compounds also faces some barriers to entry, including access to an adequate and stable supply of lithium, technical expertise and development lead time. According to Roskill's 2019 estimates, we are one of the five largest producers of lithium compounds, including Albemarle, Jiangxi Ganfeng Lithium, Sichuan Tianqi, and SQM, which accounted for 64% of the global refined lithium production as measured by lithium carbonate equivalent ("LCE"). Roskill estimates the share of these five largest refined lithium producers to increase to 67% in 2020. We expect capacity to be added by new and existing producers over time. We believe our lithium brines in Salar del Hombre Muerto, Argentina, which have a favorable sustainability profile and are considered by the industry to be one of the lowest-cost sources of lithium, provide us with a distinct competitive advantage against current and future entrants.
We compete by providing advanced technology, high product quality, reliability, quality customer and technical service, and by operating in a cost-efficient manner and prioritizing safety and sustainability. We believe that we are a leading provider of battery-grade lithium hydroxide in EV battery applications and in performance grease applications. We are the only fully integrated producer of high purity lithium metal in the Western Hemisphere and enjoy competitive advantages from our vertically integrated manufacturing approach, low production costs and history of efficient capital deployment. We currently have lithium hydroxide capacity in the United States and China. We believe that we are one of only two global suppliers of butyllithium and, according to Roskill, we are one of the two largest producers of downstream lithium chemicals outside of China. Our primary competitors for performance lithium compounds are Albemarle Corporation and Jiangxi Ganfeng Lithium.

Growth
According to BloombergNEF's May 2020 Long-Term Electric Vehicle Outlook, EV (battery electric and plug-in hybrid electric passenger vehicles) sales are expected to be approximately 25.8 million units in 2030, rising to 54.9 million units in 2040, representing a penetration rate of 28% and 58%, respectively, of all passenger vehicles sold. According to EV Volumes’ November 2020 report on global plug-in (battery electric and plug-in hybrid electric) passenger cars and light commercial vehicles forecast, sales are expected to be 29.1 million units in 2030, rising to 52.8 million units in 2035, representing a penetration rate of 31% and 53%, respectively, of all passenger cars and light commercial vehicles sold. Both BloombergNEF, and EV Volumes expect battery electric vehicles to comprise a clear majority of the EV sales mix, while the share of plug-in hybrid electric vehicles in the sales mix remains steady.
Throughout 2020, national and regional governments across the world announced incentives, subsidies and more stringent fuel economy/carbon dioxide emissions regulations to stimulate the automotive industry’s recovery from the pandemic’s impact. Most automakers responded by announcing large investments towards drivetrain electrification and by laying out roadmaps for launching a growing number of competitive models across various segments. Besides electrification of transportation, electricity generation continued its decarbonization trend with solar and wind installations crossing new milestones; many of these installations are coupled with lithium-ion battery-based energy storage systems. According to BloombergNEF’s December 2020 Long-Term Energy Storage Outlook, global lithium-ion battery demand for stationary storage applications, in gigawatt-hour terms, is expected to grow at a compounded annual rate of 36% between 2020 and 2030.
In line with varying consumer preferences across regions, automakers are launching an increasing number of EVs across segments and for shorter-ranges and longer-ranges. In Europe, North America and certain segments of the China market, automakers have been introducing longer-range EV models using higher energy density batteries and are increasingly doing so by using high (>60%) nickel content cathode materials. According to BloombergNEF's May 2020 Long-Term Electric Vehicle Outlook, approximately 84% of all passenger EVs in 2025 will have high (>60%) nickel content cathodes compared to 75% of all passenger EVs in 2019. In the December 2020 Long-Term Energy Storage Outlook, BloombergNEF estimated that approximately 28% of all lithium-ion battery-based stationary storage applications will have high nickel content cathodes compared to less than 1% in 2019. This shift towards high nickel content cathode materials for automotive and stationary storage applications will increasingly require battery-grade lithium hydroxide in the production of cathode materials.
As an existing, proven global producer of battery-grade lithium hydroxide, we are well positioned to benefit from this expected increase in lithium demand from EV growth. As one of the pioneers in the lithium industry, we have relationships throughout the lithium-ion battery value chain. Across the battery value chain, product performance requirements have continued to evolve since the first lithium-ion batteries and cathode materials were introduced in the early 1990s. We have developed our application and materials knowledge by working with our customers over time to produce performance lithium compounds which meet evolving customer needs.
Our growth efforts focus on developing environmentally compatible and sustainable lithium products. We are committed to providing unique, differentiated products to our customers by acquiring and further developing technologies as well as investing in innovation to extend product life cycles.

LIVENT CAPITAL SPENDING(1)
(in millions)
2020
$100
$25
2019
$153
$36
2018
$46
$32
$-
$50
$100
$150
$200
Growth
Maintenance

______________________
(1)     Includes capital expenditures and other investing activities, inclusive of capitalized interest. See our consolidated and combined statements of cash flows in Part II, Item 8 of this Form 10-K for further details.

Raw Materials
Lithium
Our primary raw material is lithium, and we obtain the substantial majority of our lithium from our operations in Argentina. We extract lithium from naturally occurring lithium-rich brines located in the Andes Mountains of Argentina, which are believed to be one of the world’s most significant and lowest cost sources of lithium, through a proprietary selective adsorption and solar evaporation process. We process the brine into lithium carbonate at our co-located manufacturing facility in Fénix, Argentina and into lithium chloride at our nearby manufacturing facility in Güemes, Argentina. In 2019 and 2018, we expanded capacity of lithium carbonate at these facilities through debottlenecking projects.
For the years ended December 31, 2020, 2019 and 2018, our Argentine operations extracted and processed approximately 16 kMT, 17 kMT and 17 kMT of lithium carbonate, respectively, and approximately 5 kMT, 4 kMT and 5 kMT of lithium chloride, respectively. For the years ended December 31, 2020, 2019 and 2018, lithium brine production from both lithium carbonate and lithium chloride, on a lithium carbonate equivalent ("LCE") basis, was approximately 19.5 kMT, 20 kMT and 21 kMT, respectively.
We have also historically purchased a portion of our lithium carbonate raw materials from other suppliers as needed.
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
MdA is required to pay the Catamarca province an immaterial semi-annual “canon” fee pursuant to the Argentine Mining Code and royalties equal to 3% of the pithead value of the minerals extracted by MdA pursuant to the Argentine Mining Investment Law and Catamarca provincial law. Under an amendment to its long-term agreement with Catamarca entered into on January 25, 2018, and contingent upon the receipt of certain required permits, MdA is currently paying the Catamarca province a monthly contribution and royalty payment. Together, the contribution and royalty amount will equal 2% of sales of products in a given month measured at the higher of MdA’s average invoice price or an average international price for similar products, net of tax. The monthly contribution and the royalty payment to the province are netted against the royalties paid under the Mining Investment Law. Total payments to the Catamarca province, including "canon" fee, royalties, water trust and CSR payments, would have been approximately $5.9 million, $7.6 million and $9.2 million for the years ended December 31, 2020, 2019 and 2018 had the amendment described above been in effect for all twelve months for such years.
A portion of the territory governed by our concession rights is subject to a longstanding border dispute between Catamarca and the adjacent Salta province. The border dispute has not impacted our operations for the over twenty years we have been operating in Argentina and we do not expect that it will impact our operations going forward. We estimate the total area in dispute represents approximately 7.6% of our concession (approximately 25 square kilometers). We do not view this as material, especially considering that the area in question is largely at the fringe of the salar, where the deposits are not as thick and the grade of lithium concentration is much lower.
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
MdA also has a natural gas supply contract with Rafael G. Albanesi S.A. providing for the supply of natural gas for our Fénix manufacturing facility. This supply agreement expires in April 2021 and is typically renewed on an annual basis. We also have a purchase agreement with YPF SA for the supply of diesel fuel and gasoline to our Fénix and Güemes manufacturing facilities, pursuant to which we submit monthly purchase orders.
Other raw materials
We purchase raw materials and chemical intermediates for use in our production processes, including materials for use in our production of the proprietary adsorbent used to selectively extract lithium from our brine in Argentina, soda ash, or sodium carbonate, for use in our production of lithium carbonate, and lithium metal for our production of butyllithium. In 2020, 2019 and 2018, costs of major raw materials represented 13%, 11% and 9% of our total revenues, respectively. Major raw materials include soda ash, solvents, butyl chloride, hydrochloric acid, quicklime and caustic soda. We generally satisfy our requirements through spot purchases and medium- or long-term contractual relationships. In general, where we have limited sources of raw materials, we have developed contingency plans to minimize the effect of any interruption or reduction in supply, such as sourcing from other suppliers or maintaining safety stocks.
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
Seasonality
Our operations in Argentina are seasonally impacted by weather, including varying evaporation rates and amounts of rainfall during different seasons. These changes impact the concentration in large evaporation ponds and can have an impact on the downstream processes to produce lithium carbonate and lithium chloride. Our operations team continuously measures pond concentrations and models how they will change based on operating decisions. Our processes use proprietary and traditional technologies to minimize the variation of concentrations at the inlet to our plants. There was an abnormally large rain event in the first quarter of 2019, resulting in an approximate 1,000 MT reduction in lithium carbonate production in 2019.
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
Our fiscal stability rights under the Argentine Mining Investment Law have been challenged by the imposition of certain export taxes on our lithium chloride and carbonate exports that did not exist at the time we obtained our 30 year term fiscal stability certificate. For instance, in 2018, the Federal Government imposed another export duty on lithium carbonate and chloride through Decree No. 793/2018, which was in effect until December 31, 2020. Furthermore, in December 2019, after the change of Presidential administration, the Congress passed Law No. 27,541 creating a new legal framework for export duties and establishing a new rate for mining and hydrocarbon exports not to exceed 8% on the taxable amounts or the FOB value. In December 2020, the Executive Power issued Decree No. 1060/2020 establishing a new export duty applicable to all kinds of goods effective from January 1, 2021. In the case of lithium chloride and lithium carbonate, the applicable tax rate amounts to 4.5% and no cap has been set.
Under our 30 year term fiscal stability certificate, we are entitled to reimbursement or set-off (against other federal taxes) of any amount paid in excess of the total federal taxable burden applicable to us under such certificate. Although we are litigating to exercise our fiscal stability rights and are requesting an administrative reimbursement with respect to the imposition of certain of such export taxes, there can be no assurance that we will seek, or be able to obtain, reimbursement or set-off.
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
Our business and our customers are subject to significant requirements under the European Community Regulation for the Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”). REACH imposes obligations on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Additionally, substances of very high concern, as defined under REACH, are subject to an authorization process. Authorization may result in restrictions in the use of products by application or even in banning of the product. REACH regulations impose significant additional responsibilities and costs on chemical producers, importers, downstream users of chemical substances and preparations, and the entire supply chain. Our manufacturing presence in the United Kingdom and sales activities in the European Union may result in increases in the costs of raw materials we purchase and the products we sell. Increases in the costs of our products could result in a decrease in their overall demand; additionally, customers may seek products that are not regulated by REACH, which could also result in a decrease in the demand of certain products subject to the REACH regulations.
In June 2016, modifications to the Toxic Substances Control Act in the U.S. were signed into law, requiring chemicals to be assessed against a risk-based safety standard and for the elimination of unreasonable risks identified during risk evaluation. Other initiatives in Asia and potentially in other regions will require toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. These assessments may result in heightened concerns about the chemicals involved and additional requirements being placed on the production, handling, labeling or use of the subject chemicals. Such concerns and additional requirements could also increase the cost incurred by our customers to use our chemical products and otherwise limit the use of these products, which could lead to a decrease in demand for these products.
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
Human Capital Management
Human Capital Management ("HCM") General Statement

Livent is striving to be an industry leader in harnessing lithium’s potential to change the energy landscape. Our success depends in part on our ability to similarly harness the energy and potential of our employees, the people who drive our business forward. Both the Executive Leadership Team ("ELT") and Board of Directors ("Board") believe in recruiting and promoting the professional development of talented people who can meet the needs of our rapidly advancing industry and reflect the diverse cultures represented in our markets. This has been a focus of our business since its formation in late 2018. At Livent, we work to cultivate a culture of inclusiveness and representation that mirrors today’s global emphasis on these themes. This philosophy is further supported by our core values which honor our commitment to our customers, our employees and the communities in which we operate:

•Safety First. We put safety at the forefront of everything we do. Simply put: the safety of everyone is everyone's responsibility.
•Be Responsible. We act ethically and honestly and advance responsible and sustainable practices in all aspects of our business.
•Constantly Innovate. We move the world forward and strive to constantly innovate through agile thinking, our industry-leading material science expertise and an intimate understanding of our core element: lithium.

•Celebrate Differences. We celebrate our differences in perspective, background and expertise, empowering our employees to be authentic and transparent. By encouraging employees to bring their own selves to work, we make Livent more dynamic.
•Thrive with Customers. Customers are at the heart of everything we do. By listening to and learning from them, we work together to build better lithium technologies.

Employee Safety, Health & Wellbeing

At Livent, safety is a core value of our business and drives our focus in everything we do for our customers and our employees. We reinforce this commitment in many ways including through the publication of a weekly, company-wide “safety, quality and reliability” message relative to top organizational priorities. In 2020, we did not have an OSHA reportable employee injury. As a global chemical manufacturing company producing specialty lithium chemicals for critical industries, it was important to keep our plant operations functioning safely during the COVID-19 pandemic. Accordingly, we considered the needs of all employees worldwide and provided support for them and their families1. The COVID-19 pandemic presented both physical and mental health challenges for our employees. While our in-country teams worked to ensure employees had access to leave policies consistent with local COVID-19 requirements, we expanded our access to mental health resources globally by making sure every employee has access to an employee assistance program.

Board of Directors’ Oversight of the HCM Process

The Board receives updates on relevant aspects of the HCM process through Livent’s ELT. The Compensation Committee also reports to the Board on organizational and compensation recommendations impacting current and future pay structures and succession planning. Our Sustainability Committee receives updates on those aspects of HCM relevant to ESG topics through our employee-based Diversity Equity & Inclusion Committee (“DE&I Committee”). The Board’s ability to make informed HCM decisions requires visibility and access to current, accurate data and we continue to review our systems and communication methods to ensure transparency.

Employee Demographics

Livent has operations throughout the United States, Asia, Europe, and Argentina. As of December 31, 2020, we had a combined workforce of approximately 906 full-time, part-time, temporary, and contract employees. Argentina represents our only location with a union employee population of approximately 185 employees. Our representative employee breakdowns by region are: North America (39%); South America (40%); Europe (8%); and Asia (13%). Our global gender makeup is 78% male, 21% female, 1% unspecified. Approximately 30% of our employees support our Commercial, Research and Development and Corporate functions, while 70% support our global plant operations.

Workforce Diversity and Governance for Diversity, Equity & Inclusion ("DE&I")

Livent’s DE&I Committee was formed in February 2020. It is responsible for designing and implementing diversity programs; ensuring that DE&I strategies align with our business goals; reviewing and assessing proposals for employee affinity groups and other initiatives; and developing practices reflective of input from employees and leadership. As of December 31, 2020, the gender composition of our senior leadership team was 34% female and 66% male, and our Board composition was 22% female and 78% male. In 2021, our DE&I Committee will continue facilitating annual “respect in the workplace” trainings while developing other programming aimed at advancing our goal of cultivating an inclusive and diverse organization.

Employee Growth, Development & Recognition

At Livent, we believe that offering career growth and development opportunities for our employees, while recognizing and rewarding their efforts, is critical to maintaining an engaged and invested workforce. Annually, working with our Board, we facilitate a succession planning review process, the primary goals of which are to: (1) identify emerging talent and (2) prioritize the training and development resources needed to support them.

Livent has created a talent pipeline of current and future employees through the development of and participation in several programs including a university-sponsored employer co-op program; “emerging talent”-level apprenticeships to increase employability of local and indigenous resident populations where we operate; and an engineering development program for manufacturing and corporate-function career opportunities. As part of our commitment to support the professional growth and continuous learning needs of our employees, in 2020 we also created the Livent Learning Committee to research and develop a
1 See Part II, Item 7 for additional information on Livent’s company-wide response to the COVID-19 pandemic.

library of live and on-demand training and career development resources. We also sponsor the Go the Extra Mile ("GEM") award program to recognize and reward excellence shown by Livent employees who reflect our core values.

Workforce Stability & Employee Engagement

Given the specialized nature of our business, Livent understands the importance of retaining the talent, experience and expertise of our employees. Our 2020 voluntary turnover rate was 5.6% which represents a decrease of 1.1% from the prior year. In early 2020, we conducted two COVID-19-related surveys to guide us in managing the crisis and assess our employees’ needs. Later in the year, we conducted a broader employee survey to measure their engagement and satisfaction working at Livent. The majority of respondents reported feeling a strong sense of pride and belonging at Livent. In 2021, we will work with our leadership team and managers to maintain those aspects of our work experience that are working well and address those areas where we could improve.

Compensation & Benefits

We provide competitive compensation and benefits programs to help meet the needs of our employees. Our goal is to administer a global compensation system that maintains salary levels that reflect position responsibilities, are competitive with the external market and can attract, retain, and motivate our talented and qualified professionals based on their individual experience and contributions to the organization. It is designed to drive and reward high levels of performance, provide flexibility to fit varying levels of skills and qualifications and ensure comparability with similarly situated companies of our size and industry. Our compensation structure considers information received from local market data as well as external consultants. It is comprised of base salaries, incentive structures (based on job level), and individual and business performance-based incentives.

In addition to compensation, Livent’s benefits programs (which vary by country/region and employment classification) include tax-deferred savings programs; medical, prescription drug, vision and dental insurance; health savings and flexible spending accounts; life and accident insurance; short and long-term disability insurance; an employee assistance program; paid time off; family leave; and wellness incentives and challenges.

ITEM 1A.    RISK FACTORS

Summary Risk Factors:

In the course of conducting our business operations, we are exposed to a variety of risks, some of which are inherent in our industry and others of which are more specific to our own businesses. The discussion below addresses the material factors, of which we are currently aware, that could affect our businesses, results of operations and financial condition and make an investment in the Company speculative or risky.

Some of these risks include:

•The scale and scope of the COVID-19 pandemic is having and is likely to continue to have an adverse impact on our business.
•Our growth depends upon the continued growth in demand for electric vehicles with high performance lithium compounds.
•Lithium prices can be volatile, especially due to changes in supply.
•Adverse conditions in the economy and volatility and disruption of financial markets can negatively impact our customers, and downturns in our customers’ end-markets could adversely affect our sales and profitability.
•We face competition in our business.
•Our operating results are subject to substantial quarterly and annual fluctuations.
•Production expansion efforts are complex projects that will require significant capital expenditures and are subject to significant risks and uncertainties.
•The development and adoption of new battery technologies that rely on inputs other than lithium compounds could significantly impact our prospects and future revenues.
•We may have difficulty accessing global capital and credit markets.
•The conditional conversion feature of the 2025 Notes may adversely impact our liquidity or dilute our shareholders, depending on the method of settlement..
•The accounting method for our 2025 Notes could adversely affect our diluted earnings per share.
•We may not have sufficient cash flow from our business to pay our debt.
•Our research and development efforts may not succeed, and our competitors may develop more effective or successful products.
•We may make future acquisitions which may be difficult to integrate, divert management and financial resources and result in unanticipated costs.
•We have substantial international operations and sales, and the risks of doing business in foreign countries could adversely affect our business, financial condition and results of operations.
•Our lithium extraction and production operations in Argentina expose us to specific political, financial and operational risks.
•Our operations and suppliers may be subject to physical and other risks, including natural disasters, epidemics, pandemics, and other catastrophic events beyond our control, which could disrupt production and have a material adverse effect on our business, financial condition, results of operations and cash flows.
•We derive a substantial portion of our revenue from a limited number of customers, and the loss of, or a significant reduction in orders from a large customer could have a material adverse effect on our business and operating results.
•We may not satisfy customer qualification processes, customers’ or governments’ quality standards, and could be subject to damages based on claims brought against us or lose customers as a result of the failure of our products to meet certain quality standards.
•Fluctuations in the price of energy and certain raw materials, and our inability to obtain raw materials and products under contract sourcing arrangements, could have an adverse effect on the margins of our products, our business, financial condition and our results of operations.

•Our success depends upon our ability to attract and retain key employees and the identification and development of talent to succeed senior management.
•Some of our employees are unionized or are employed subject to local laws that are less favorable to employers than the laws of the United States.
•Our business and operations could suffer in the event of cybersecurity breaches or disruptions to our information technology environment.
•Our inability to protect our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.
•Our business could be negatively impacted by sustainability and ESG matters and/or our reporting of such matters.
•We have not established “proven” or “probable” reserves, as defined by the SEC under Industry Guide 7, through the completion of a feasibility study for the minerals that we produce.
•Our business and financial results may be adversely affected by various legal and regulatory proceedings.
•We, our operations, facilities, products and raw materials are subject to environmental, health and safety laws and regulations, and costs to comply with, and liabilities related to, these laws and regulations could adversely affect our business.
•Unanticipated changes in our tax provisions, variability of our effective tax rate, the adoption of new tax legislation or exposure to additional tax liabilities could impact our financial performance.
•If there is a determination that the Separation and the Distribution is taxable for U.S. federal income tax purposes, then FMC and its stockholders could incur significant U.S. federal income tax liabilities, and we could incur significant liabilities.
•We will be subject to numerous restrictions to preserve the tax-free nature of the Separation and Distribution, which may reduce our strategic and operating flexibility.
•Some of our directors and officers may have actual or potential conflicts of interest because of their equity ownership in FMC, and some of our directors may have actual or potential conflicts of interest because they also serve or have served as officers of FMC.
•We potentially could have received better terms from unaffiliated third parties than the terms we received in our agreements with FMC.
•FMC has agreed to indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that FMC’s ability to satisfy its indemnification obligation will not be impaired in the future.
•Our stock price may fluctuate significantly.
•Some provisions of Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us.
•We are not declaring or paying cash dividends at this time, and this may deter certain investors from purchasing our stock.

Additional factors that could affect our businesses, results of operations and financial condition are discussed in Forward-Looking Statements in Part II, Item 7 of this Annual Report on Form 10-K. However, other factors not discussed below or elsewhere in this Annual Report on Form 10-K could also adversely affect our businesses, results of operations and financial condition. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face.

Any risk factor described in this Annual Report on Form 10-K or in any of our other SEC filings could by itself, or together with other factors, materially adversely affect our liquidity, competitive position, business, reputation, results of operations, capital position or financial condition, including by materially increasing our expenses or decreasing our revenues, which could result in material losses.

Among the factors that could have an impact on our ability to achieve operating results and meet our other goals are:

COVID-19 Risks:

The scale and scope of the COVID-19 pandemic is having and is likely to continue to have an adverse impact on our business.

We face various risks related to health epidemics like the unprecedented global COVID-19 pandemic. Changes in consumer behavior, pandemic fears, market demand downturns, and restrictions intended to slow the spread of COVID-19 have led to business disruption, volatility in global capital and financial markets, and a global slowdown of economic activity. The emergency measures imposed by governments on businesses and individuals, including quarantines, travel restrictions, social distancing, closure of non-essential businesses and schools, workforce retention rules, restrictions on the movement of workers, work from home requirements, and shelter in place orders, among other measures, have impacted and may further impact our workforce and operations, and those of our customers and suppliers. The severity of the disruptions caused by the COVID-19 pandemic, and their impact on our results, will be determined by how long the COVID-19 pandemic continues, which is currently unknown. The disruptions and duration may be impacted by the actions that governments, businesses and individuals take in relation to the pandemic, more contagious variants of the virus, vaccine resistance and delays in vaccine distribution. Future disruptions could have an adverse impact on our operations, results, financial position and liquidity, or on our ability to successfully execute our business strategies and initiatives.

We have manufacturing operations in the U.S., Argentina, China, the United Kingdom, and India, general operations in Singapore, and sales offices in the U.S., China, the United Kingdom, India and Japan. Each of these countries has been affected by the outbreak and has adopted measures to contain it, and each may adopt even stricter measures in the future. In China, the government imposed shutdown orders and travel restrictions, among other measures, which were relaxed or removed, but could be re-imposed. In the U.S., the President declared a national emergency, which was followed by the imposition of restrictions by State governors, mayors and public officials, including in Pennsylvania and North Carolina where we operate. The government of Argentina, where the Company’s primary lithium brine resource is located, enacted an emergency decree in March 2020 ordering a national mandatory quarantine requiring the temporary closure of the Company’s local brine operations for approximately two weeks, and has also imposed workforce retention rules prohibiting the dismissal of workers without just cause. In the UK, stricter lockdown measures were implemented to contain a new variant of the coronavirus. Government measures and restrictions globally have had a negative impact on demand for our products and a negative impact on the efficient operation of our facilities, supply chains and logistics. We have experienced disruptions and delays within our supply chain and logistics operations in China, Southeast Asia, Argentina and Europe. This includes challenges at ports due to national quarantines, difficulties with scheduling cargo ships, additional warehouse costs due to shipment delays, and the restriction of movements by trucks within and between countries. While in certain cases the Company has availed itself of certain exemptions from government restrictions, there can be no assurance that these exemptions will not be modified or revoked. Any new or continuing government restrictions, and any failure to obtain or retain an exemption, may lead to a further negative impact on our business, including increased costs, higher payroll taxes, and/or an inability to meet supply obligations to customers.

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

We may experience impacts from changes in industry trends and customer orders, a recession, IT failures, including remote connectivity or limitations due to internal or external causes, as well as impacts on our workforce in any of the countries or regions where we operate. If the virus were to affect a significant number of the workforce employed or operating at any one of our facilities, or they refrain from working due to pandemic fears or illness, or they are restricted from doing so by government order or request, we may experience delays or the inability to produce and deliver products to our customers on a timely basis.

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

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of exacerbating many of the other risks described in the risk factors discussed in Part I, Item 1A of this 2020 Annual Report on Form 10-K, in our other filings with the SEC, or in reports to our stockholders.

Growth Strategy and Market Risks:

Our growth depends upon the continued growth in demand for electric vehicles with high performance lithium compounds.

We are one of a few producers of performance lithium compounds that are a critical input in current and next generation high energy density batteries used in electric vehicle applications. Our growth is dependent upon the continued adoption by consumers of electric vehicles, the rate of development and adoption of next generation high nickel battery technologies in some electric vehicle segments, and the rate of adoption of high performance lithium compounds. If the market for electric vehicles does not develop as we expect, or develops more slowly than we expect, our business, prospects, financial condition and results of operations will be affected. The market for electric vehicles is relatively new, rapidly evolving, and could be affected by numerous external factors, such as:

•	government regulations and automakers' responses (including fleet electrification roadmaps and battery technology choices) to those regulations;

•	tax and economic incentives;

•	rates of consumer adoption, which is driven in part by perceptions about electric vehicle features (including range per charge), quality, safety, performance, cost and charging infrastructure;

•	competition, including from other types of alternative fuel vehicles, hybrid vehicles, plug-in hybrid electric vehicles, and high fuel-economy internal combustion engine vehicles; and

•	volatility in the cost of battery materials, oil and gasoline.

Lithium prices can be volatile, especially due to changes in supply.

The prices of lithium have been, and may continue to be, volatile. We seek to manage volatility through the sale of performance lithium compounds and by entering into long term contracts with our customers across a range of applications, geographies and industries; however, such efforts may not be successful. In 2021, more of our customer contracts have index-based pricing than in 2020, which could provide a benefit if lithium pricing rises, or could have a material adverse effect on our business, financial condition and results of operations if lithium pricing declines. Since late 2018, we have experienced significant pricing pressures, which we attribute to the oversupply of lithium compounds in the worldwide lithium industry, and we expect such pricing pressures to remain in 2021. We expect that prices for the performance lithium compounds we manufacture will continue to be influenced by various factors, including regional and global demand-supply balance as well as the business strategies of major producers and users. Certain market analysts predict a significant increase in global lithium capacity over the short and medium term. However, there is a high degree of uncertainty about the time period involved in achieving output volumes, associated costs, and product quality at a level that will be qualified by customers. Further declines in lithium prices could have a material adverse effect on our business, financial condition and results of operations.

Adverse conditions in the economy and volatility and disruption of financial markets can negatively impact our customers, and downturns in our customers’ end-markets could adversely affect our sales and profitability.

We produce performance lithium compounds for application in a diverse range of end-products, including for batteries in electric vehicles and energy storage applications and for a wide variety of industrial, pharmaceutical, aerospace, electronics, agricultural and polymer applications. Deterioration in the global economy or in the specific industries in which our customers compete could adversely affect the demand for our customers’ products, which, in turn, could negatively affect our sales and profitability. Many of our customers’ end-markets are cyclical in nature or are subject to secular downturns. Historically, cyclical or secular end-market downturns have resulted in diminished demand for our performance lithium compounds and have caused a decline in average selling prices, and we may experience similar problems in the future.

We face competition in our business.

We compete globally against a number of other lithium producers. Competition is based on several key criteria, including technological capabilities, service, product performance and quality, cost and price. Some of our competitors are larger than we are and may have greater financial resources. These competitors may also be able to maintain greater operating and financial flexibility. If we fail to compete effectively, we may be unable to retain or expand our market share, which could have a material adverse effect on our business, results of operations and financial condition. We may also face potential competition through backward integration, alliances, partnerships within the electric vehicle supply chain, and from other mining or resource extraction and battery materials recycling companies that enter the lithium production or recycling business. This may influence our future expansion decisions.

Our operating results are subject to substantial quarterly and annual fluctuations.

Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

• changes in our product mix or customer mix;

• changes in product quality requirements and increased qualification time periods;

• changes in product regulatory classifications;

• changes by electric vehicle and battery manufacturers in supply chain locations and raw material suppliers’ participation for those locations;

• the oversupply and inventory levels of lithium compounds in the global lithium industry;

• the timing of receipt, reduction or cancellation of significant product orders by customers;

• the timing, duration and pricing terms of new customer contracts and renewals;

•	• our ability to adapt to changes in technology trends affecting the lithium industry, including new manufacturing processes;

• fluctuations in currency exchange and interest rates;

• the effects of competitors’ actions and competitive pricing pressures, including decreases in average selling prices of our products; and

•
• changes in manufacturing costs, including the extent to which we are required to purchase third-party lithium carbonate to supplement our internally produced lithium carbonate from our company-owned mineral deposits in Argentina, as purchasing from third parties leads to higher production costs and reduced margins.

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

In order to meet growing and forecasted demands for our performance lithium compounds, particularly lithium hydroxide, we intend to expand our lithium carbonate and hydroxide capacities when warranted by market conditions or long-term customer commitments. Previously, we started a project to expand annual lithium carbonate production at our existing operations in Argentina in addition to seeking alternative lithium resources. Expansion projects are complex undertakings, and there can be no assurance that we will be able to complete these projects within our projected budget and schedule or that we will be able to achieve the anticipated benefits from them. Unforeseen technical or construction difficulties, regulatory requirements, labor or civil/political unrest, community relations or logistical issues, or local hiring and procurement policies and requirements (discussed further under the below risk factor “Our lithium extraction and production operations in Argentina expose us to specific political, financial and operational risks”) could increase the cost of these projects, delay the projects or render them infeasible. Any significant delay in the completion of the projects or increased costs could have an adverse effect on our business, financial condition and results of operations.

The development and adoption of new battery technologies that rely on inputs other than lithium compounds could significantly impact our prospects and future revenues.

Current and next generation high energy density batteries for use in electric vehicles rely on lithium compounds as a critical input. The pace of advances in current battery technologies, the development and adoption of new battery technologies that rely on inputs other than lithium compounds, or a delay in the development and adoption of next generation high nickel battery technologies that utilize lithium hydroxide could significantly impact our prospects and future revenues. Many materials and technologies are being researched and developed with the goal of making batteries lighter, more efficient, faster charging and less expensive, and some of these could be less reliant on lithium hydroxide or other lithium compounds. We cannot predict which new technologies may ultimately prove to be commercially viable and their share in the overall mix over any time horizon. Commercialized battery technologies that use less lithium compounds could materially and adversely impact our prospects and future revenues.

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

We expect recent market factors, including industry oversupply conditions and decreased pricing levels, to remain in 2021 and our net leverage ratio under our Revolving Credit Facility covenants may increase during the next 12 months from the date of this filing. Compliance with our debt covenants will continue to be determined, in large part, by our ability to manage the timing and amount of our capital expenditures, which is within our control, as well as by our ability to achieve forecasted operating results and to pursue other working capital financing strategies that may be available to us, which is less certain and outside of our control.

The conditional conversion feature of the 2025 Notes may adversely impact our liquidity or dilute our shareholders, depending on the method of settlement.

Pursuant to the conditional conversion feature of the 2025 Notes, holders of 2025 Notes are entitled to convert the 2025 Notes at any time during specified periods at their option. The conditional conversion feature was triggered during the first quarter of 2021, and thus holders have the option to convert all or any portion of their 2025 Notes through March 31, 2021. If one or more holders elect to convert their 2025 Notes (whether through March 31, 2021 or later if the conditional conversion feature is triggered again), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share). In addition, even if holders do not elect to convert their 2025 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2025 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for our 2025 Notes could adversely affect our diluted earnings per share.

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

The industries and the end markets into which we sell our products experience regular technological change and product improvement. Our ability to compete successfully depends in part upon our ability to maintain a superior technological capability and to continue to identify, develop and commercialize new and innovative performance lithium compounds for use in our customers’ products. There is no assurance that our research and development efforts will be successful or that any newly developed products will pass our customers’ qualification processes or achieve market-wide acceptance. If we fail to keep pace with evolving technological innovations in our customers’ end markets, our business, financial condition and results of operations could be adversely affected. In addition, existing or potential competitors may develop products which are similar or superior to our products or are more competitively priced. If our product launching efforts are unsuccessful, our financial condition and results of operations may be adversely affected.

We may make future acquisitions which may be difficult to integrate, divert management and financial resources and result in unanticipated costs.

As part of our continuing business strategy, we may make additional acquisitions of, or investments in, companies or technologies that complement our current products, enhance our market coverage, technical capabilities or production capacity, expand our access to lithium deposits in other geographic locations, or offer growth opportunities. We do not have specific timetables for any future plans (or even for the completion of our investment in Nemaska Lithium Inc.) and we cannot be certain that we will be able to identify suitable acquisition or investment candidates for sale at reasonable prices.

Recent and future acquisitions could pose numerous risks to our operations, including difficulty integrating the acquired operations, products, technologies or personnel; substantial unanticipated integration costs; diversion of significant management attention and financial resources from our existing operations; a failure to realize the potential cost savings or other financial benefits and/or the strategic benefits of the acquisitions; and the incurrence of liabilities from the acquired businesses for environmental matters, infringement of intellectual property rights or other claims (for which we may not be successful in seeking indemnification). These and other risks relating to acquiring, integrating and operating acquired assets or companies could cause us not to realize the anticipated benefits from such activity and could have a material adverse effect on our business, financial condition and results of operations.

Operational Risks:

We have substantial international operations and sales, and the risks of doing business in foreign countries could adversely affect our business, financial condition and results of operations.

We conduct a substantial portion of our business outside the United States. For the years ended December 31, 2020, 2019 and 2018, approximately 82%, 80% and 81% of our revenues, respectively, were derived from sales outside of the United States. In addition, for the years ended December 31, 2019, 2018 and 2017 approximately 23%, 26% and 38% of our revenues, respectively, were denominated in a currency other than the U.S. Dollar (primarily the Chinese yuan and euro) and approximately 35%, 33% and 26% of our costs, respectively, were denominated in a currency other than the U.S. Dollar (primarily the Argentine peso, Chinese yuan and British pound). Accordingly, our business is subject to risks related to foreign exchange as well as risks related to the differing legal, political, social and regulatory requirements and economic conditions (including inflation) of the many jurisdictions where we conduct business.

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

We and our subsidiaries are also subject to rules and regulations related to anti-bribery, anti-corruption (such as the U.S. Foreign Corrupt Practices Act), anti-money laundering, trade sanctions, export controls, and customs matters, including duties and tariffs. Compliance with such laws may be costly and violations of such laws may carry substantial penalties. We may also be subject to complex and time-consuming investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice. Such investigations or audits may subject us to increased government scrutiny, investigation and civil and criminal penalties, and may limit our ability to import or export our products.

As we continue to operate our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to our international operations will not have an adverse effect on our business, financial condition or results of operations.

In particular, one of our key manufacturing facilities is located in the United Kingdom. The United Kingdom withdrew from the European Union ("Brexit") and ratified an agreement on the future trading relationship between the parties (the "UK-EU Trade and Cooperation Agreement" or "TCA"). The TCA is subject to formal approval by the European Parliament and the Council of the European Union before it comes into effect and has been applied provisionally since January 1, 2021. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. It is unclear how Brexit will affect economic conditions in the United Kingdom, the European Union, or globally. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the euro and the British pound. Brexit is expected to create increased administrative burdens, result in transport and delivery delays, and create legal uncertainty with potentially divergent national laws and regulations, as the United Kingdom determines which European Union laws to replace or replicate. While we actively monitor for developments and update our contingency plans, any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, financial condition or results of operations.

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

•
Risks associated with changes in tax laws. On December 20, 2019 the Argentine Congress declared an economic emergency and introduced new export duties on hydrocarbon and mining goods, a special tax on foreign exchange transactions, changes to taxes on bank accounts, the Argentine income tax, internal taxes and a delay in the reduction of the corporate tax rate from 30% to 25% until January 1, 2021. The implementing regulations regarding export duties have not yet been published, so the extent of the impact of this new law to our activity in Argentina cannot yet be determined. Under the tax stability certificate we have with the Argentine federal government, we are entitled to reimbursement or set-off (against other federal taxes) of any amount paid in excess of the total federal taxable burden applicable to us under such certificate. However, there can be no assurance that we will seek, or be able to obtain, such reimbursement or set-off, or that there will be no other changes in tax laws.

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

•
Risks of certain natural disasters. Our lithium brines and related production facilities are located in a seismically active region in northwest Argentina. A major earthquake could have adverse consequences for our operations and for general infrastructure, such as roads, rail, and access to goods in Argentina. Our production operations in Argentina could also be subject to significant rain events, as our production processes rely on natural evaporation and a significant rain event could impact our production. In the first quarter of 2019, we experienced a significant rain event in Argentina, which disrupted our supply chain and required that we purchase additional third-party lithium carbonate for use in our lithium hydroxide production operations. If our brine site in Argentina were to suffer another significant rain event, or if any of our operating facilities in Argentina were to suffer an earthquake or other natural disaster, this could have a material adverse effect on our business, financial condition and results of operations.

•
Risks associated with water rights and our access to water. Access to fresh water is essential to our production operations in Argentina; we hold water use rights granted to us by provincial Argentine authorities and will need to secure additional water rights for our planned production expansion. (See Part I, Item 1 Business-Raw Materials-Water section of this Annual Report on Form 10-K). Our operations take place in a dry, mountainous region that has limited access to fresh water. The governmental authority may seek to suspend or alter our rights or the applicable water rights code may change, each of which may limit our access to fresh water. In addition, our access to water may be impacted by third-party claims and changes in geology, climate change (including the potential effects of climate change such as drought, changes in precipitation patterns, and severe weather events) or other natural factors, such as wells drying up or reductions in the amount of water available in the wells or sources from which we obtain water, that we cannot control. There can be no assurance that we will have access to sufficient quantities of water to support our production operations, either at current capacities or our planned production expansion, in the future. There is currently no specific regulation of wetlands at the Argentine national or provincial level. However, during 2020, a number of bills to regulate wetlands were introduced to the Argentine Congress and were reviewed by different committees within the Argentine House of Representatives and Senate. On November 20, 2020, the Committee of Natural Resources of the House of Representatives unified and approved a bill relating to the regulation of wetlands. If internal proceedings on this bill continue and it is approved as currently drafted by the House of Representatives and Senate, our access to water in the Los Patos and Trapiche rivers may be affected, as the bill prohibits any activity in the wetlands, including the installation of any infrastructure that could modify the hydrologic regimen, the construction of dams, and mining activity.

•
Risks associated with foreign exchange controls and restrictions. On September 1, 2019, the Argentine Government reinstated certain foreign exchange restrictions that will remain in place indefinitely. The restrictions that may impact our Argentina operations relate to: (i) a requirement that Argentinian exporters repatriate proceeds allocated or earned abroad and convert them into Argentinian pesos within a specified time-frame; (ii) limitations on the payment of dividends and payment for services performed by related parties, which would now generally require prior written authorization from the Argentinian Central Bank; (iii) a prohibition on the purchase of foreign exchange as an investment to hedge foreign exchange fluctuations; and (iv) restrictions on payments for imported goods. There can be no assurance that these foreign exchange restrictions will not be modified to be even more restrictive.

•
Risks associated with local labor matters. Argentina has experienced labor unrest over wages and benefits paid to workers. In the past, the Argentine government has passed laws, regulations and decrees requiring companies in the private sector to increase salaries or maintain minimum wage levels and provide specified benefits to employees and may do so again in the future. For instance, the national government declared a public labor emergency that took effect on December 13, 2019 and that is to remain in place until December 31, 2021. During this period, severance compensation for dismissal without justified cause, lack of work and force majeure is to be doubled (this decree does not apply to any employees hired after December 13, 2019). A similar measure was put in place in light of the COVID-19 pandemic, with effect until April 30, 2021. Employers have also experienced significant pressure from their employees and labor organizations to increase wages and to provide additional employee benefits. Any disruptions, labor unrest, unionization efforts or increased personnel-related expenses in Argentina could have a material and adverse effect on our business and operating expenses.

•
Risks associated with inflation. Inflation is another risk associated with our Argentina operations. Effective July 1, 2018, Argentina was designated as a highly inflationary economy, as it has experienced cumulative inflation of approximately 100 percent or more over a three-year period. As a result of this determination and in accordance with U.S. GAAP, the functional currency of our operations in Argentina was changed from the Argentine peso to the U.S. dollar. Gains and losses resulting from the remeasurement of non-U.S. dollar monetary assets and liabilities of Argentina are recorded in net earnings. We anticipate high rates of inflation to continue in Argentina.

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

•
Risks associated with civil or political unrest in our areas of operations. Civil and political unrest is common in Argentina and we have experienced protests and claims at our facilities in Argentina. Significant civil or political unrest in the areas of our operations could lead to a delay or suspension in operations or our planned expansion project, delay or loss of production, damage to our facilities, or loss of license, and could negatively impact our reputation. A delay or suspension in operations or our expansion, delay or loss of production, damage to our facilities, or negative impact to our reputation could have a material and adverse effect on our business and operating expenses. In addition, we must comply with legal requirements for prior consultation of communities and ethnic groups who are affected by our planned expansion project in Argentina. Notwithstanding our compliance with these requirements, we may be sued by such communities and groups or civil unrest may occur, potentially leading to increased costs, operational delays and other impacts that could have a material and adverse effect on our business and operating expenses

Our operations and suppliers may be subject to physical and other risks, including natural disasters, epidemics, pandemics, and other catastrophic events beyond our control, which could disrupt production and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our operations and those of our contract manufacturers are subject to hazards inherent in lithium production and manufacturing and the related storage and transportation of raw materials, products such as butyllithium, and wastes. These potential hazards include explosions, fires, severe weather and natural disasters, including earthquakes, mechanical failure of equipment, unscheduled downtimes, supplier disruptions, labor shortages or other labor difficulties (including widespread labor unrest in Argentina and Chile), information technology systems outages, disruption in our supply chain or manufacturing and distribution operations, transportation interruptions, chemical spills, discharges or releases of toxic or hazardous substances or gases, shipment of contaminated or off-specification product to customers, storage tank leaks, changing regulatory requirements, other environmental risks, or other sudden disruption in business operations beyond our control as a result of events such as acts of sabotage, unilateral government actions, terrorism or war, civil or political unrest, natural disasters, large scale power outages, and public health epidemics. Outbreaks of pandemic diseases, such as coronavirus, or the fear of such events, have provoked responses, including government-imposed travel restrictions and limits on access to the production facilities of our contract manufacturers. Some of these hazards may cause severe damage to, or destruction of, property and equipment or personal injury and loss of life and may result in suspension of operations or the shutdown of affected facilities, which could have a material adverse effect on our business, financial condition and results of operations.

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

In any particular period, a substantial amount of our total revenue could come from a relatively small number of customers. For the year ended December 31, 2020, one customer accounted for approximately 26% of revenue and for the years ended December 31, 2019 and 2018 one customer accounted for approximately 28% and 14%, respectively, of our total revenue. For the years ended December 31, 2020, 2019 and 2018, our ten largest customers accounted in the aggregate for approximately 64%, 60% and 53% of our total revenue, respectively. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If we were to lose any material customer or if any such customer significantly reduced or delayed its orders, such loss, reduction or delay could have a material adverse effect on our business, financial condition and results of operations.

We may not satisfy customer qualification processes, customers’ or governments’ quality standards, and could be subject to damages based on claims brought against us or lose customers as a result of the failure of our products to meet certain quality standards.

Since our products are derived from natural resources, they may contain impurities that may not meet certain customer or government quality standards. As a result, we may not be able to sell our products if we cannot meet such requirements. In addition, customers may impose stricter or lengthier qualification processes for our manufacturing operations, stricter quality standards on our products, or governments may enact stricter regulations for the distribution or use of our products. Some of our products also have a limited shelf life, which can affect the ability of a customer to use our product and/or lead to returns and warranty claims. Failure to meet such customer and government standards could materially adversely affect our business, financial condition and results of operations if we are unable to sell our products in one or more markets or to important customers in such markets. In addition, our cost of production may increase to meet any newly imposed or enacted standards.

We warrant to our customers that our products conform to mutually agreed product specifications. If a product fails to meet warranted quality specifications, a customer could seek a replacement, the refund of the purchase price or damages for costs incurred as a result of the product failing to meet the specification. In addition, because many of our products are integrated into our customers’ products, such as lithium-ion batteries in EVs and energy storage applications, we may be requested to participate in or fund, in whole or in part, the costs of a product recall conducted by a customer.

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

The long-term profitability of our operations will be, in part, related to our ability to continue to economically and reliably obtain resources, including energy, raw materials, and finished products. Our raw material and energy costs can be volatile and may increase significantly. We enter into contracts for our products and these contracts are often at fixed or formula-based prices or otherwise do not permit us to pass on increased costs in sale prices immediately or at all. To the extent we are unable to obtain such resources or to pass on increases in the prices of energy and raw materials to our customers, our financial condition and results of operations could be materially adversely affected. In addition, we source a significant portion of our intermediate and finished products through contract manufacturing arrangements. An inability to obtain these products or execute under these arrangements would adversely impact our ability to sell products and could have an adverse effect on our business, financial condition and results of operations.

Our success depends upon our ability to attract and retain key employees and the identification and development of talent to succeed senior management.

Our success depends on our ability to attract and retain key personnel, and we rely heavily on critical executive and senior management level individuals, as well as those with niche technical skills. The inability to recruit and retain key personnel, including personnel with technical skills, or the unexpected loss of such personnel may adversely affect our operations. In addition, because of our reliance on these individuals, our future success depends, in part, on our ability to identify and develop or recruit talent to succeed our senior management and other technical positions throughout the organization. If we fail to identify and develop or recruit successors, we are at risk of being harmed by the departures of these key employees.

Some of our employees are unionized or are employed subject to local laws that are less favorable to employers than the laws of the United States.

As of December 31, 2020, we had approximately 906 full time, part time and temporary and contract employees. A large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, our operational and production employees in Argentina, approximately 185, are represented by a union that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. In prior years, we have had to negotiate wage increases for our employees with the union because of inflation in Argentina and will be expected to do so in the future. The current 4-year collective bargaining agreement in place is set to expire in 2023 and includes annual salary negotiation. A strike, work stoppage, slowdown or significant dispute with our employees could result in a significant disruption of our operations or higher ongoing labor costs.

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

Our business could be negatively impacted by sustainability and ESG matters and/or our reporting of such matters.

There is an increasing focus from certain investors, customers, consumers, regulators, government officials, employees, proxy advisory firms and other stakeholders concerning sustainability and ESG matters. From time to time, we communicate certain goals and initiatives regarding environmental matters, responsible sourcing, human rights, corporate governance and social responsibility, including those described in our Company’s Sustainability Report as well as other disclosures. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in fully and accurately reporting our progress on such initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Our business could be negatively impacted by such matters. Any such matters, or related sustainability and ESG matters, could have a material adverse effect on our business.

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

We manufacture or market a number of products that are or have been the subject of attention by the European Union (“E.U.”) and United Kingdom (“U.K.”) regulatory authorities. Concern about the impact of some of our products on human health or the environment may lead to regulation, or reaction in our markets independent of regulation, that could reduce or eliminate markets for such products. Our business and our customers are subject to significant requirements under REACH, which imposes obligation on E.U. manufacturers and importers of chemicals and other products into the E.U. to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Additionally, substances of high concern, as defined under REACH, are subject to an authorization process, which may result in restrictions in the use of products by application or even banning the product. REACH regulations impose significant additional burdens on chemical producers, importers, downstream users of chemical substances and preparations, and the entire supply chain. Our manufacturing presence in the U.K. and sales activities in the E.U. requires significant compliance costs and may result in increases in the costs of raw materials we purchase and the products we sell. Increases in the costs of our products could result in a decrease in their overall demand; additionally, customers may seek products that are not regulated by REACH, which could also result in a decrease in the demand of certain products subject to the REACH regulations. If we fail to comply with REACH or other similar laws and regulations, we may be subject to penalties or other enforcement actions, including fines, injunctions, recalls or seizures, which would have a material adverse effect on our financial condition, cash flows and profitability.

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

To preserve the tax-free treatment to FMC and its stockholders of the Separation and the potential Distribution, under the Tax Matters Agreement we may not take any action that could reasonably be expected to cause the Separation and the Distribution to fail to qualify as tax-free transactions under Section 368(a)(1)(D) and Section 355 of the Code.

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

Risks Related to Ownership of Our Common Stock:

Our stock price may fluctuate significantly.

The trading price of our common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

•	the severity and duration of the COVID-19 pandemic, including the impact of the COVID-19 pandemic on our business and industry;
•	market conditions or investor sentiment in the broader stock market, the end markets into which we sell our products, or our industry in particular;

•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	our capital financing decisions and debt levels;

•	introduction of new products and services by us, our competitors or customers;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	sales or purchases of large blocks of our stock;

•	additions or departures of key personnel;

•	regulatory developments;

•	litigation and governmental investigations;

•	economic and political conditions or events; and

•	changes in investor perception of our market positions based on third-party information.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, when the market price of a stock is volatile, certain holders of that stock may institute securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit or any future securities class litigation that may be brought against the company. We have been sued by several plaintiffs in connection with our IPO. See Part I, Item 3 Legal Proceedings, and Note 15 of Notes to Consolidated and Combined Financial Statements, in this Form 10-K. The existing lawsuit and any future lawsuits could also divert the time and attention of our management from our business.

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

We are not declaring or paying cash dividends at this time, and this may deter certain investors from purchasing our stock.

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

ITEM 3.    LEGAL PROCEEDINGS
See Note 2 “Principal Accounting Policies and Related Financial Information" - Environmental obligations, Note 8 “Environmental Obligations” and Note 15 “Commitments and Contingencies” in the notes to our consolidated and combined financial statements included in this Form 10-K, the content of which are incorporated by reference to this Item 3.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of Livent Corporation, the offices they currently hold, their business experience and their ages as of December 31, 2020, are as follows:

Name	Age on 12/31/2020	Office, year of election and other information
Paul W. Graves	49	President, Chief Executive Officer and Director (May 2018-Present); Executive Vice President and Chief Financial Officer, FMC (12-18); Managing Director, Goldman Sachs Group (06-12)
Gilberto Antoniazzi	54	Vice President and Chief Financial Officer (May 2018-Present); Chief Financial Officer, FMC's Agricultural Solutions business segment (13-18); Chief Financial Officer, FMC's Latin America Region (04-13)
Sara Ponessa	49	Vice President, General Counsel and Secretary (May 2018-Present); Senior Business Counsel, FMC's Lithium business segment (14-18); Business Counsel, FMC's Alkali Chemicals division (12-14); Vice President and Risk Management and Compliance Section Manager, Wilmington Trust Company (06-12)
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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Livent common stock of $0.001 par value is traded on the New York Stock Exchange (Symbol: LTHM). As of February 25, 2021, we had 2,364 holders of record of our common stock and approximately 87,055 beneficial holders of our common stock.
Our Board of Directors has not declared any quarterly dividends as of December 31, 2020 and does not expect to pay any dividends in the foreseeable future. Any future payment of dividends will depend on our financial condition, results of operations, conditions in the financial markets and such other factors as are deemed relevant by our Board of Directors.
Stockholder Return Performance Presentation
The graph that follows shall not be deemed to be incorporated by reference into any filing made by Livent under the Securities Act or the Exchange Act.
The following Stockholder Performance Graph compares the cumulative total return on Livent’s common stock with the S&P 500 Index and the S&P 500 Chemicals Index for the period following the IPO through December 31, 2020. The comparison assumes $100 was invested on October 12, 2018, in Livent’s common stock and in both of the indices, and the reinvestment of all dividends.

Repurchases of Common Shares
A summary of our repurchases of Livent's common stock for the three months ended December 31, 2020 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Programs (2)
October 1 through October 31, 2020	294	$10.79	$—	$—
November 1 through November 30, 2020	206	$16.18	—	—
December 1 through December 31, 2020	211	$18.77	—	—
Total Q4 2020	711	$14.72	$—	$—
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

ITEM 6. SELECTED FINANCIAL DATA
Disclosure no longer required in this Report pursuant to SEC Release No. 33-10890; 34-90459 (November 19, 2020).

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
OVERVIEW
We are a pure-play, fully integrated lithium company, with a long, proven history of producing performance lithium compounds. Our primary products, namely battery-grade lithium hydroxide, lithium carbonate, butyllithium and high purity lithium metal are critical inputs used in various performance applications. Our strategy is to focus on supplying high performance lithium compounds to the rapidly growing EV and broader energy storage battery markets, while continuing to maintain our position as a leading global producer of butyllithium and high purity lithium metal. With extensive global capabilities, approximately 80 years of continuous production experience, applications and technical expertise and deep customer relationships, we believe we are well positioned to capitalize on the accelerating trend of electrification.
We produce lithium compounds for use in applications that have specific and constantly changing performance requirements, including battery-grade lithium hydroxide for use in high performance lithium-ion batteries. We believe the demand for our compounds will continue to grow as the electrification of transportation accelerates, and as the use of high nickel content cathode materials increases in the next generation of battery technology products. We also supply butyllithium, which is used in the production of polymers and pharmaceutical products, as well as a range of specialty lithium compounds including high purity lithium metal, which is used in the production of lightweight materials for aerospace applications and non-rechargeable batteries. It is in these applications that we have established a differentiated position in the market through our ability to consistently produce and deliver performance lithium compounds.
2020 Highlights
The following are the more significant developments in our business during the year ended December 31, 2020:
•Revenue of $288.2 million in 2020 decreased $100.2 million versus last year primarily due to lower average prices and lower sales volumes, largely as a result of COVID-19 reducing customer demand.
•Gross margin of $36.8 million in 2020 decreased $78.1 million versus the prior year primarily due to lower average prices, lower sales volumes and increased costs due to the financial impact of increased third-party lithium carbonate usage and incremental COVID-19 related costs to implement safety protocols.
•Adjusted EBITDA of $22.3 million decreased $77.5 million compared to the prior year amount of $99.8 million primarily due to lower average prices, lower sales volumes and increased costs due to the financial impact of increased third party lithium carbonate usage.
COVID-19 Impacts
Business and Operations
In 2020, the COVID-19 pandemic negatively impacted our business, operations and financial performance. Worldwide government efforts to contain the spread and mitigate the impact of COVID-19 continued. We still face operational challenges and uncertainties related to the unprecedented global COVID-19 pandemic. The emergency measures imposed and re-imposed by governments on businesses and individuals, including quarantines, travel restrictions, social distancing, closure of non-essential businesses and schools, work from home requirements, and shelter in place orders, among other measures have impacted and may further impact our workforce and operations, and those of our customers and suppliers. The severity of the impact on our business, financial condition and results of operations, continues to evolve and has been varied across geographic regions, and will be dependent on how long the pandemic continues, which is currently unknown. The disruptions and duration may be impacted by the actions that governments, businesses and individuals take in relation to the pandemic, more contagious variants of the virus, vaccine resistance and delays in vaccine distribution.
We have manufacturing operations in the U.S., Argentina, China, the United Kingdom, and India, general operations in Singapore, and sales offices in the U.S., China, the United Kingdom, India and Japan. All of these countries have been affected by the COVID-19 pandemic to varying degrees. They have adopted measures to contain it, and they may adopt even stricter measures in the future. In China, the government imposed shutdown orders and travel restrictions, among other measures, which have subsequently been reduced. In the U.S., the President declared a national emergency, which was followed by the imposition of restrictions by governors, mayors and public officials, including in Pennsylvania and North Carolina where we operate. The government of Argentina, where the Company’s primary lithium brine resource is located, enacted an emergency decree ordering a national mandatory quarantine requiring the temporary closure of the Company’s local brine operations for approximately two weeks. We expect government measures and restrictions globally to have a negative impact on demand for certain of our products and a negative impact on the operating cost and the efficient operation of our facilities, supply chains and logistics. We have already experienced disruptions and delays within our supply chain and logistics operations in China, Southeast Asia, Argentina and Europe. This includes problems at ports due to national quarantines, difficulties with scheduling cargo ships, additional warehouse costs due to shipment delays, and the restriction of movements by trucks within and between countries.
We have seen a slowdown in demand for certain of our products and global inventories remain elevated, which has had a downward pressure on prices for certain of our products. More customers are starting to protect their interests by diversifying among multiple suppliers. Some customers are hesitant to enter into longer term agreements while managing their own inventory levels in a more uncertain market environment, which further impacts prices adversely for certain of our products.
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
The material operational challenges that management and the Board of Directors are monitoring include the health and safety of our employees, geographic quarantines, travel restrictions, social distancing, closure of non-essential businesses and schools, work from home requirements, shelter in place orders, and the restriction of movements within and between countries.
Liquidity, Financial Resources, 2025 Notes Issuance and Revolving Credit Facility Amendments
Our working capital was impacted by the effects of the COVID-19 pandemic during 2020. We expect this to continue into 2021. The rapid and global spread of COVID-19 has resulted in the disruption and temporary shutdown of the businesses of certain of our customers, contract manufacturers and suppliers, and limits on access to the production facilities of our contract manufacturers and suppliers. Several of our customers, contract manufacturers and suppliers have experienced disruptions to their business due to the COVID-19 pandemic. Certain of our customers have canceled, postponed or delayed orders. To the extent that we are not able to reduce our incurrence of short-term obligations in proportion to the expected reduction in our cash flows, this would result in a further reduction in our working capital.
Our uses of cash were impacted by the effects of COVID-19 during 2020. We had an increased use of cash resulting from logistical supply disruptions, such as increased warehousing costs, higher sea shipping costs, and the use of air freight rather than cargo ships to meet more uncertain customer delivery deadlines. We also used cash to purchase additional personal protective equipment for our employees, such as masks and gloves, and for increased cleaning and disinfectant costs, wipes and hand sanitizer, additional medical personnel at our facilities, and increased personnel transportation costs due to social distancing guidelines.
On May 6, 2020, we entered into the First Amendment to the Credit Agreement with FMC Lithium USA Corp., the Guarantors, the Lenders and the Agent. Among other things, the First Amendment increased our maximum net leverage ratio for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020 from 3.5 to 6.0.
On June 25, 2020, we issued $225 million in aggregate principal amount of 4.125% Convertible Senior Notes due 2025 (the "2025 Notes") in a private offering. On July 7, 2020 we issued an additional $20.75 million of the 2025 Notes to the initial purchasers under the Over-Allotment Option. Total net proceeds received including Over-Allotment Option were $238.2 million. The Company used the net proceeds received to repay amounts outstanding under its Revolving Credit Facility. The 2025 Notes were issued under the International Capital Market Association's Green Bond framework and followed the Green Bond Principles.
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
See Note 10 to our consolidated and combined financial statements included within this Form 10-K for details on the 2025 Notes, the First Amendment and the Second Amendment.

Corporate Efforts
We have responded to the COVID-19 pandemic in a number of ways. We assembled a Global Pandemic Response Team whose global members are taken from different functional areas, including Operations, Finance, Commercial, Legal, Human Resources and Health & Safety. The Global Pandemic Response Team meets on a regular basis, and provides reports to the Executive Leadership team. We have also assembled COVID-19 Response Teams at several of its regional locations, who have the responsibility to keep informed of local matters such as government policies and regulations. These Response Teams are helping to shape the Company’s policies in response to the COVID-19 pandemic.
We have also worked to identify potential new suppliers and logistics providers for its operations in case of further supply chain disruptions. This includes suppliers of chemicals and packaging, and air freight companies. We have altered global production schedules to meet changes in customer demand. Future efforts will continue along these lines and be dictated by the particulars of the COVID-19 pandemic. We continue to plan for a return to more normalized business operations once the COVID-19 pandemic subsides.
Health & Safety
We are working diligently to protect the health and well-being of its employees, customers and other key stakeholders. As an essential business under the rules of the governments in the countries where we operate, our plant personnel continue to remain on the job at their respective facilities. We have instituted numerous safety procedures to protect the health of these plant personnel. This includes temperature checks before an employee enters any one of our facilities, screening questions, the use of masks and gloves where appropriate, and social distancing measures. We are no longer permitting visitors to any of our facilities and all third-party contractors must undergo a vigorous screening process. All workers who can work from home have been requested to do so, and business travel has been substantially reduced. Communications relating to all of these policies and COVID-19 preventative measures are regularly distributed to our employees.
We base our health and safety protocols on the advice provided by the White House, the Centers for Disease Control, the World Health Organization, and the local government authorities in the countries and regions where it operates.
We have implemented the paid sick leave policies under the Families First Coronavirus Response Act. These policies are supplemented by our own paid sick and other leave policies. We have not experienced any material employee absences as a result of COVID-19. However, if a significant number of our employees at any one location were to require leave as a result of COVID-19, this could pose a risk to the continued operation of the particular facility and could potentially disrupt our broader operations.
There has been no large-scale rejection of our products by customers due to fears over the transmission of COVID-19 through our products.
Government Programs
We continue to evaluate government support and tax relief programs in the countries where it operates. This includes support grants, loans, tax deferrals, and tax credits. We deferred the deposit and payment of the employer’s share of social security taxes for the period March 27 through December 31, 2020, pursuant to the CARES Act in accordance with Internal Revenue Service regulations on this matter. In Argentina, we postponed employer contributions to an employee social fund for the month of March 2020. In China, we obtained a waiver of local social security contributions. In Singapore, we received certain wage subsidies for the period October 2019 through June 2020, and benefited from a property tax rebate that was partially passed through by the lessor of its rented space.
Overall, the impact of the COVID-19 pandemic is uncertain and continues to evolve, and therefore, we cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted.
2021 Outlook
We expect higher volumes and slightly lower average pricing across our lithium products in 2021 versus the prior year. We also expect lower costs, driven in part by the reduced impact of third-party purchased lithium carbonate usage.

In this section, we discuss the results of our operations for the year ended December 31, 2020 compared to the year ended December 31, 2019. For a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.
Results of Operations — Years Ended December 31, 2020 and 2019

(in Millions)	Year Ended December 31,
	2020	2019
Revenue	$288.2	$388.4
Costs and expenses:
Costs of sales	251.4	273.5
Gross margin	36.8	114.9
Selling, general and administrative expenses	44.6	40.5
Research and development expenses	3.7	3.3
Restructuring and other charges	10.7	6.2
Separation-related costs	(1.1)	6.3
Total costs and expenses	309.3	329.8
(Loss)/income from operations before loss on debt extinguishment, equity in net loss of unconsolidated affiliate, interest expense, net and income taxes	(21.1)	58.6
Loss on debt extinguishment	0.1	—
Equity in net loss of unconsolidated affiliate	0.5	0.8
Interest expense, net	3.7	—
(Loss)/income from operations before income taxes	(25.4)	57.8
Income tax (benefit)/expense	(6.5)	7.6
Net (loss)/income	$(18.9)	$50.2

In addition to net income, as determined in accordance with U.S. GAAP, we evaluate operating performance using certain non-GAAP measures such as EBITDA, which we define as net income plus interest expense, net, income tax expense/(benefit), and depreciation and amortization, and Adjusted EBITDA, which we define as EBITDA adjusted for certain Argentina remeasurement losses/(gains), restructuring and other charges/(income), separation-related costs, COVID-19 related costs and other losses/(gains). Management believes the use of these non-GAAP measures allows management and investors to compare more easily the financial performance of its underlying business from period to period. The non-GAAP information provided may not be comparable to similar measures disclosed by other companies because of differing methods used by other companies in calculating EBITDA and Adjusted EBITDA. These measures should not be considered as a substitute for net income or other measures of performance or liquidity reported in accordance with U.S. GAAP. The following table reconciles EBITDA and Adjusted EBITDA from net income.

(in Millions)	Year Ended December 31,
	2020	2019
Net (loss)/income (GAAP)	$(18.9)	$50.2
Add back:
Income tax (benefit)/expense	(6.5)	7.6
Interest expense, net	3.7	—
Depreciation and amortization	25.0	20.9
EBITDA (Non-GAAP)	3.3	78.7
Add back:
Certain Argentina remeasurement losses (a)	6.6	7.9
Restructuring and other charges (b)	10.7	6.2
Separation-related costs (c)	(1.1)	6.3
COVID-19 related costs (d)	3.2	—
Loss on debt extinguishment (e)	0.1	—
Other loss (f)	(0.5)	0.7
Adjusted EBITDA (Non-GAAP)	$22.3	$99.8
____________________
(a)    Represents impact of currency fluctuations on tax assets and liabilities and on long-term monetary assets associated with our capital expansion as well as significant currency devaluations. The remeasurement gains/(losses) are included within "Cost of sales" in our consolidated statement of operations but are excluded from our calculation of Adjusted EBITDA because of: i.) their nature as income tax related; ii.) their association with long-term capital projects which will not be operational until future periods; or iii.) the severity of the devaluations and their immediate impact on our operations in the country.
(b)    We continually perform strategic reviews and assess the return on our business. This sometimes results in management changes or in a plan to restructure the operations of our business. As part of these restructuring plans, demolition costs and write-downs of long-lived assets may occur. Also includes legal fees related to IPO securities litigation, including a settlement accrual, net of insurance reimbursement, of $2.0 million as of December 31, 2020.
(c) Represents legal, professional, transaction related fees and other separation-related activity.
(d)    Represents incremental costs associated with the COVID-19 pandemic recorded in "Cost of sales" in the consolidated statement of operations, including but not limited to, incremental quarantine related absenteeism, incremental facility cleaning costs, pandemic related supplies and personal protective equipment for employees, among other costs; offset by economic relief provided by foreign governments.
(e)    Represents the partial write off of deferred financing costs for the temporary reduction in borrowing capacity related to the First Amendment excluded from our calculation of Adjusted EBITDA because the loss is nonrecurring.
(f)    Represents a portion of our nonrefundable prepaid research and development costs advanced to our unconsolidated affiliate in the fourth quarter 2019 and excluded from our calculation of Adjusted EBITDA in the same period because the costs represent research and development activities of the affiliate that had not occurred as of December 31, 2019. These costs were included with our calculation of Adjusted EBITDA for the twelve months ended December 31, 2020 when the costs were incurred at our unconsolidated affiliate.
Year Ended December 31, 2020 compared with Year Ended December 31, 2019
Revenue
Revenue of $288.2 million for 2020 decreased by $100.2 million versus 2019, primarily due to lower average prices and lower sales volumes, driven by a decrease in customer demand related to COVID-19.
Gross Margin
Gross margin of $36.8 million for 2020 decreased by $78.1 million versus 2019. The decrease in gross margin was primarily due to lower average prices, lower sales volumes and increased costs due to the financial impact of increased third-party lithium carbonate usage and incremental COVID-19 costs to implement safety protocols.
Selling, general and administrative expenses
Selling, general and administrative expenses of $44.6 million for 2020 increased by $4.1 million compared to 2019. The increase in selling, general and administrative expenses was primarily due to a nonrecurring $2.3 million employee bonus adjustment credit received from FMC in the prior year, an increase in mark-to-market loss on Livent common stock held in the Livent NQSP of $0.9 million and accelerated depreciation of $0.9 million due to the exit of our Shanghai office lease.

Restructuring and other charges
Restructuring and other charges were $10.7 million and $6.2 million for the years ended December 31, 2020 and 2019, respectively. 2020 costs include $6.2 million of severance-related costs compared to $3.5 million of severance-related costs in 2019. 2020 costs also include increased legal fees related to IPO securities litigation, including a settlement accrual, net of insurance reimbursement, of $2.0 million as of December 31, 2020 not incurred in the prior year. See Note 7 to our consolidated and combined financial statements of this Form 10-K for details.
Separation-related costs
Separation-related costs for 2020 decreased by $7.4 million compared to 2019. 2020 Separation-related costs consisted primarily of legal fees related to the Nemaska arrangement offset by a $2.0 million gain on the settlement of the Nemaska long-term supply agreement. See Note 15 to our consolidated and combined financial statements of this Form 10-K for details about the Nemaska settlement. We incurred less legal and professional fees associated with the IPO and other Separation-related activities in the current year. Higher prior year Separation-related costs primarily consisted of information technology infrastructure and software costs incurred by Livent as a standalone entity in preparation for the termination of the TSA.
Interest expense
Interest expense of $3.7 million for 2020 is noncash amortization of debt discount and transaction costs related to the 2025 Notes which represents the excess interest over the amount of interest capitalized in accordance with U.S. GAAP for 2020. All of our interest was capitalized in 2019.
Income tax (benefit)/expense
Income tax benefit of $(6.5) million for the year ended December 31, 2020 and income tax expense of $7.6 million for the year ended December 31, 2019, resulted in effective tax rate of 25.6% and 13.1%, respectively. The decrease in provision for income taxes was primarily due to a reduction in income before taxes from $57.8 million for the year ended December 31, 2019 to loss before income taxes of $25.4 million for the year ended December 31, 2020. The decrease in provision for income taxes was partially offset by the tax impacts associated with fluctuations in foreign currency remeasurement in Argentina. Refer to Note 9 for further information.
Net (loss)/income
Net loss of $18.9 million for 2020, compared to net income of $50.2 million in 2019, a decrease of $69.1 million from 2019, was primarily due to lower average prices and lower sales volumes, driven by a decrease in customer demand related to COVID-19 and increased costs due to the financial impact of increased third-party lithium carbonate usage and incremental COVID-19 costs to implement safety protocols.

Liquidity and Capital Resources
Our prospective success in funding our cash needs will depend on the strength of the lithium market and our continued ability to generate cash from operations and raise capital from other sources. Our primary sources of cash are currently generated from operations and borrowings under our revolving credit facility.
Cash and cash equivalents at December 31, 2020 and December 31, 2019, were $11.6 million and $16.8 million, respectively. Of the cash and cash equivalents balance at December 31, 2020, $10.6 million was held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal. We have concluded the Tax Act has not altered our assertion of identifying reinvested earnings. See Note 9 to the consolidated and combined financial statements included within this Form 10-K for more information.
2025 Notes
On June 25, 2020, we issued $225 million in aggregate principal amount of 4.125% Convertible Senior Notes due 2025 in a private offering. On July 7, 2020 we issued an additional $20.75 million of the 2025 Notes to the initial purchasers under the Over-Allotment Option. Total net proceeds received including Over-Allotment Option were $238.2 million. The Company used the net proceeds received to repay amounts outstanding under its Revolving Credit Facility. The 2025 Notes were issued under the International Capital Market Association's Green Bond framework and followed the Green Bond Principles. See Note 9 to the consolidated and combined financial statements included within this Form 10-K for more details on the 2025 Notes.
Revolving Credit Facility
On September 28, 2018, we entered into a credit agreement among us and all of our U.S. subsidiaries as borrowers (the “Borrowers”), certain of our wholly owned subsidiaries as guarantors, the lenders party thereto (the “Lenders”), Citibank, N.A., as administrative agent, and certain other financial institutions party thereto, as joint lead arrangers (the “Credit Agreement”). The Credit Agreement provides for a $400 million senior secured revolving credit facility, $50 million of which is available for the issuance of letters of credit for the account of the Borrowers, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to $600 million (the “Revolving Credit Facility”). The issuance of letters of credit and the proceeds of revolving credit loans made pursuant to the Revolving Credit Facility are available, and will be used, for general corporate purposes, including capital expenditures and permitted acquisitions, of the Borrowers and their subsidiaries. See Note 9 to the consolidated and combined financial statements included within this Form 10-K for more information.
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
The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the Second Amendment and the Credit Agreement, which Second Amendment is filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the three months ended June 30, 2020.
We had $281.4 million and $154.6 million debt outstanding as of December 31, 2020 and December 31, 2019, respectively. The Credit Agreement contains certain affirmative and negative covenants that are binding on the Borrowers and their subsidiaries, including, among others, restrictions (subject to exceptions and qualifications) on the ability of the Borrowers and their subsidiaries to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of their businesses, to enter into transactions with affiliates and to enter into certain burdensome agreements. Among other restrictions, our Revolving Credit Facility contains financial covenants applicable to Livent and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our maximum allowable first lien leverage ratio is 3.5 as of December 31, 2020. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all covenants at December 31, 2020.
Statement of Cash Flows
Cash provided by operating activities was $6.3 million and $58.1 million for the years ended December 31, 2020 and 2019, respectively.
The decrease in cash provided by operating activities for 2020 as compared to the cash provided by operating activities for 2019 was primarily driven by lower net income and a decrease in our accounts payables, partially offset by increased collections of our trade receivables in and a $23.7 million payment in the first quarter of 2019 to FMC related to Separation matters.
Cash required by investing activities of operations was $131.1 million and $190.0 million for the years ended December 31, 2020 and 2019, respectively.
The decrease in cash required by investing activities for 2020 compared to 2019 is primarily due to the Company's election to suspend all capital expansion work globally in March 2020, resulting in decreased capital expenditures for production capacity of lithium carbonate and hydroxide.
Cash provided by financing activities was $119.1 million and $120.5 million for the years ended December 31, 2020 and 2019, respectively.
For the first half of 2020 and 2019, net cash proceeds for financing activities were provided primarily by net draws on our Revolving Credit Facility which were used for capital expenditures for production capacity of lithium carbonate and hydroxide. In the second half of 2020, the Company used the $238.2 million total net proceeds received for the 2025 Notes including Over-Allotment Option to repay amounts outstanding under its Revolving Credit Facility.

Other potential liquidity needs
We plan to meet our liquidity needs through available cash, cash generated from operations, borrowings under the committed Revolving Credit Facility, and other potential working capital financing strategies that may be available to us. At December 31, 2020, our remaining borrowing capacity under our Revolving Credit Facility, subject to meeting our debt covenants, was

$275.0 million, including letters of credit utilization. The First Amendment puts a cap of $325 million on our overall borrowings under the Revolving Credit Facility until March 31, 2021.
We expect COVID-19 pandemic uncertainties and lithium market challenges to continue in 2021. Our net leverage ratio may increase during the next 12 months as it will continue to be determined, in large part, by our ability to manage the timing and amount of our capital expenditures, which is within our control; achieve forecasted operating results and to pursue other working capital financing strategies that may be available to us, which is less certain and outside our control. In March 2020, because of the significant practical constraints resulting from actions being taken by authorities around the world in response to the COVID-19 pandemic, the Company elected to suspend all capital expansion work globally. Livent remains committed to its long-term expansion plans. The restart of its capital projects will be driven by improved pricing dynamics or firm long-term commitments from customers coupled with the absence of COVID-19 related restrictions.
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

Contractual Obligations and Commercial Commitments
As of December 31, 2020, our total significant committed contracts that we believe will affect cash over the next five years and thereafter are as follows:

Contractual Commitments	Expected Cash Payments by Period
(in Millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Lease obligations	$2.0	$3.8	$3.6	$11.2	$20.6
Purchase obligations (1)	32.5	16.5	—	—	49.0
Principal payments on debt (2)	—	35.6	245.8	—	281.4
Total	$34.5	$55.9	$249.4	$11.2	$351.0
_________________
(1) Represents certain of our raw material commercial contract purchase obligations that are enforceable and legally binding requirements contracts with specified quantities, pricing and timing of transactions.
(2) Represents the balance, as of December 31, 2020, of the Company's Revolving Credit Facility which matures in 2023 and the 2025 Notes which mature in 2025.
See Note 15 to our consolidated and combined financial statements included in this Form 10-K for more information.

Climate Change
The potential physical impacts of climate change on our operations are highly uncertain, and are specific to the geographic circumstances of areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These changes may have a material adverse effect on our operations, including brine production and transportation of raw materials.
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
The growing concerns about climate change and related increasingly stringent regulations may provide us with new or expanded business opportunities. We provide solutions to companies pursuing alternative fuel products and technologies (such as renewable fuels, gas-to-liquids and others), emission control technologies (including mercury emissions), alternative transportation vehicles and lithium-ion battery technologies and other similar solutions. As demand for, and legislation mandating or incentivizing the use of, alternative fuel technologies that limit or eliminate greenhouse gas emissions increases, we will continue to monitor the market and offer solutions where we have appropriate technology.

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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The estimates used for, but not limited to, revenue recognition and the collectability of trade receivables, impairment and valuation of long-lived assets, and income taxes could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Form 10-K. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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

Impairments and valuation of long-lived assets
Our long-lived assets primarily include property, plant and equipment and intangible assets. The Company has no goodwill or indefinite-lived intangible assets as of December 31, 2020.
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
As of December 31, 2020 and 2019, we had no open derivative cash flow hedge contracts. Livent's 2021 hedge plan will be defined when management projections are finalized and approved.
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
To analyze the effects of changing foreign currency rates, we perform a sensitivity analysis in which we assume an instantaneous 10% change in the foreign currency exchange rates from their levels at December 31, 2019 with all other variables (including interest rates) held constant. As of December 31, 2020 and 2019, we had no open derivative cash flow hedge contracts.
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of December 31, 2020 and 2019, we had no interest rate swap agreements.
Our debt portfolio at December 31, 2020 is composed of fixed-rate and variable-rate debt; consisting of borrowings under our 2025 Notes and Revolving Credit Facility. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at December 31, 2020, a one percentage point increase or decrease in interest rates would have increased or decreased, respectively, gross interest expense by $1.0 million for the year ended December 31, 2020.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIVENT CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in Millions, Except Per Share Data)	Year Ended December 31,
	2020	2019	2018
Revenue	$288.2	$388.4	$442.5
Costs and expenses:
Costs of sales	251.4	273.5	236.2
Gross margin	36.8	114.9	206.3
Selling, general and administrative expenses	44.6	40.5	21.1
Corporate allocations	—	—	15.7
Research and development expenses	3.7	3.3	3.8
Restructuring and other charges	10.7	6.2	2.6
Separation-related costs	(1.1)	6.3	9.3
Total costs and expenses	309.3	329.8	288.7
(Loss)/income from operations before loss on debt extinguishment, equity in net loss of unconsolidated affiliate, non-operating pension benefit charges, interest expense, net and income taxes	(21.1)	58.6	153.8
Loss on debt extinguishment	0.1	—	—
Equity in net loss of unconsolidated affiliate	0.5	0.8	—
Non-operating pension benefit charges	—	—	(0.2)
Interest expense, net	3.7	—	0.3
(Loss)/income from operations before income taxes	(25.4)	57.8	153.7
Income tax (benefit)/expense	(6.5)	7.6	27.1
Net (loss)/income	$(18.9)	$50.2	$126.6
Net (loss)/income per weighted average share - basic	$(0.13)	$0.34	$0.99
Net (loss)/income per weighted average share - diluted	$(0.13)	$0.34	$0.99
Weighted average common shares outstanding - basic (1)	146.2	146.0	127.7
Weighted average common shares outstanding - diluted (1)	146.2	146.4	127.7
____________________
(1)     For 2018 through the completion of the public offering on October 15, 2018, the weighted average shares outstanding for both basic and diluted earnings per share were calculated using 123 million shares of common stock outstanding, which was the number of shares issued to FMC in part in exchange for the asset contribution by FMC to us. Weighted average shares outstanding for all periods prior to the completion of the public offering on October 15, 2018 excludes the 23 million shares of common stock subsequently issued as part of the public offering and over-allotment option exercise. Refer to the discussion in Note 2 for further details.

The accompanying notes are an integral part of these consolidated and combined financial statements.

LIVENT CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(in Millions)	Year Ended December 31,
	2020	2019	2018
Net (loss)/income	$(18.9)	$50.2	$126.6
Other comprehensive income/(loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain/(loss) arising during the period	3.9	(0.3)	(2.4)
Total foreign currency translation adjustments (1)	3.9	(0.3)	(2.4)
Derivative instruments:
Unrealized hedging losses, net of tax of zero, zero and $0.1	—	—	(1.2)
Reclassification of deferred hedging losses included in net income, net of tax zero,$(0.1) and zero (2)	—	1.2	—
Total derivative instruments, net of tax of zero, $(0.1) and $0.1	—	1.2	(1.2)
Other comprehensive income/(loss), net of tax	3.9	0.9	(3.6)
Comprehensive (loss)/income	$(15.0)	$51.1	$123.0
____________________
(1)Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries since it is our intention that such earnings will remain invested in those affiliates indefinitely.
(2)For more detail on the components of these reclassifications and the affected line item in the consolidated and combined statements of operations, see Note 12 within these consolidated and combined financial statements.

The accompanying notes are an integral part of these consolidated and combined financial statements.

LIVENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in Millions, Except Share and Par Value Data)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$11.6	$16.8
Trade receivables, net of allowance of approximately $0.4 in 2020 and $0.3 in 2019	76.3	90.0
Inventories, net	105.6	113.4
Prepaid and other current assets	56.3	51.8
Total current assets	249.8	272.0
Investments	23.8	2.2
Property, plant and equipment, net of accumulated depreciation of $222.4 in 2020 and $202.2 in 2019	545.3	468.8
Deferred income taxes	13.4	8.2
Right of use assets - operating leases, net	16.1	16.9
Other assets	88.4	91.5
Total assets	$936.8	$859.6
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, trade and other	$43.9	$83.1
Accrued customer rebates	0.3	—
Accrued and other liabilities	36.7	36.4
Operating lease liabilities - current	1.4	2.1
Income taxes	—	0.9
Total current liabilities	82.3	122.5
Long-term debt	236.7	154.6
Operating lease liabilities - long-term	14.8	15.4
Environmental liabilities	6.1	6.4
Deferred income taxes	13.9	6.7
Other long-term liabilities	17.2	10.0
Commitments and contingent liabilities (Note 15)	—	—
Total current and long-term liabilities	371.0	315.6
Equity
Common stock; $0.001 par value; 2 billion shares authorized; in 2018; 146,461,249 and 146,085,696 shares issued; 146,361,981 and 145,981,684 outstanding at December 31, 2020 and 2019, respectively	0.1	0.1
Capital in excess of par value of common stock	553.1	516.4
Retained earnings	57.7	76.6
Accumulated other comprehensive loss	(44.4)	(48.3)
Treasury stock, common, at cost; 99,268 and 104,012 shares at December 31, 2020 and 2019, respectively	(0.7)	(0.8)
Total equity	565.8	544.0
Total liabilities and equity	$936.8	$859.6

The accompanying notes are an integral part of these consolidated and combined financial statements.

LIVENT CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in Millions)	Year Ended December 31,
	2020	2019	2018
Cash provided by operating activities:
Net (loss)/income	$(18.9)	$50.2	$126.6
Adjustments to reconcile net (loss)/income to cash provided by operating activities:
Depreciation and amortization	25.0	20.9	17.8
Restructuring and other charges	3.3	2.1	2.6
Separation-related charges	(0.3)	0.9	—
Deferred income taxes	(7.1)	(0.9)	(3.1)
Pension and other postretirement benefits	—	—	0.5
Share-based compensation	4.1	4.3	4.4
Change in investments in trust fund securities	1.0	0.1	—
Equity method investments gain/loss	0.5	—	—
Loss on debt extinguishment	0.1	—	—
Deferred financing fee amortization	4.1	—	—
Loss on asset disposal	0.6	—	—
Changes in operating assets and liabilities:
Trade receivables, net	15.3	51.4	(20.8)
Changes in deferred compensation	0.7	0.6	—
Inventories	10.1	(40.6)	(24.2)
Accounts payable, trade and other	(39.8)	10.8	13.8
Income taxes	(0.9)	(0.7)	(5.1)
Change in due to related party	—	(23.7)	23.7
Change in prepaid and other current assets and other assets	(9.9)	(2.7)	(31.8)
Change in accrued and other current and long-term liabilities	18.4	(14.6)	(12.4)
Cash provided by operating activities	$6.3	$58.1	$92.0
Cash required by investing activities:
Capital expenditures (1)	(124.0)	(184.3)	(73.6)
Investments in rabbi trust fund securities	(0.6)	(0.4)	—
Proceeds from settlement of long-term supply agreement	10.0	—	—
Investments in unconsolidated affiliate	(15.0)	(0.8)	—
Other investing activities	(1.5)	(4.5)	(4.8)
Cash required by investing activities	$(131.1)	$(190.0)	$(78.4)
Cash provided by financing activities:
Proceeds from Revolving Credit Facility	175.5	232.0	34.0
Repayments of long Revolving Credit Facility	(294.6)	(111.4)	—
Proceeds from 2025 Notes	245.8	—	—
Payments of financing fees	(8.4)	(0.1)	—
Proceeds from issuance of common stock	0.8	—	—
Proceeds from IPO, net of fees	—	—	368.7
Distribution payment to FMC	—	—	(365.7)
Net change in net parent investment	—	—	(24.0)
Cash provided by financing activities	$119.1	$120.5	$13.0
Effect of exchange rate changes on cash and cash equivalents	0.5	(0.1)	0.5
(Decrease)/increase in cash and cash equivalents	(5.2)	(11.5)	27.1
Cash and cash equivalents, beginning of period	16.8	28.3	1.2
Cash and cash equivalents, end of period	$11.6	$16.8	$28.3

	Year Ended December 31,
Supplemental disclosure for cash flow:	2020	2019	2018
Cash payments for income taxes, net of refunds (2)	$2.6	$38.5	$18.4
Cash payments for interest, net (1)	$5.6	$4.3	$0.3
Cash payments for Restructuring and other charges	$7.4	$4.1	$1.2
Cash (receipts)/payments for Separation-related charges (3)	$(0.8)	$9.9	$7.3
Accrued capital expenditures	$15.1	$34.0	$3.6
Operating lease right-of-use assets and lease liabilities recorded for ASC 842	$0.8	$16.1	$—
Accrued investment in unconsolidated affiliate	$6.3	$—	$—
__________________
(1)For the twelve months ended December 31, 2020 $12.0 million of interest was capitalized. All of the interest related to our Revolving Credit Facility was capitalized for the year ended December 31, 2019.
(2)The year ended December 31, 2020 includes refunds of $1.6 million and $1.9 million from FMC related to the Company's 2019 and 2018 federal income tax returns, respectively.
(3)The year ended December 31, 2020 includes $2.0 million gain on settlement of long term supply agreement. The year ended December 31, 2019 includes $4.6 million paid to FMC related to the Separation steps.

The accompanying notes are an integral part of these consolidated and combined financial statements.

LIVENT CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(in Millions, Except Per Share Data)	Net Parent Investment	Common Stock, $0.001 Per Share Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance December 31, 2017	$432.2	$—	$—	$—	$(45.6)	$—	$386.6
Net income	100.2	—	—	26.4	—	—	126.6
Stock compensation plans	—	—	1.0	—	—	—	1.0
Unrealized hedging losses, net of $0.1 income tax	—	—	—	—	(1.2)	—	(1.2)
Foreign currency translation adjustments	—	—	—	—	(2.4)	—	(2.4)
Net change in parent investment	(24.0)	—	—	—	—	—	(24.0)
Issuance of common stock - IPO, net of fees	—	—	368.7	—	—	—	368.7
Distribution to FMC	(365.7)	—	—	—	—	—	(365.7)
Issuance of common stock to FMC in connection with the Separation and reclassification of Net parent investment	(142.7)	0.1	142.6	—	—	—	—
Balance December 31, 2018	$—	$0.1	$512.3	$26.4	$(49.2)	$—	$489.6
Net income		—	—	50.2	—	—	50.2
Stock compensation plans	—	—	5.7	—	—	—	5.7
Reclassification of deferred hedging losses, net of $0.1 income tax	—	—	—	—	1.2	—	1.2
Foreign currency translation adjustments	—	—	—	—	(0.3)	—	(0.3)
Separation related adjustments	—	—	(1.6)	—	—	—	(1.6)
Purchases of treasury stock - deferred compensation plan	—	—	—	—	—	(0.8)	(0.8)
Balance December 31, 2019	$—	$0.1	$516.4	$76.6	$(48.3)	$(0.8)	$544.0
Net loss	—	—	—	(18.9)	—	—	(18.9)
Stock compensation plans	—	—	4.4	—	—	—	4.4
Shares withheld for taxes - common stock issuances	—	—	(0.7)	—	—	—	(0.7)
Foreign currency translation adjustments	—	—	—	—	3.9	—	3.9
2025 Notes - discount net of issuance fees and income tax	—	—	32.2	—	—	—	32.2
Exercise of stock options	—	—	0.8	—	—	—	0.8
Net sales of treasury stock - deferred compensation plan	—	—	—	—	—	0.1	0.1
Balance December 31, 2020	$—	$0.1	$553.1	$57.7	$(44.4)	$(0.7)	$565.8

The accompanying notes are an integral part of these consolidated and combined financial statements.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Note 2: Principal Accounting Policies and Related Financial Information
Basis of presentation. The accompanying consolidated and combined financial statements of Livent include the historical accounts of the FMC Lithium segment ("Lithium Business") of FMC, a publicly traded company incorporated in Delaware (United States).
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
•The pre-Separation period in the consolidated and combined statement of operations for year ended December 31, 2018 reflect the direct, indirect and allocated costs for various corporate function services historically provided by FMC, such as information technology, compensation and benefits, human resources, engineering, finance and internal audit. These allocations are based on either a specific identification basis or, when specific identification is not practical, proportional allocation methods (e.g., using third-party sales, headcount, etc.), depending on the nature of the services. Actual costs that would have been incurred if Livent had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions in various areas such as information technology and infrastructure.
•Net parent investment represents FMC’s historical investment in us, our accumulated net earnings after taxes and the net effect of transactions with and allocations from FMC.
For the pre-Separation period in the consolidated and combined statement of operations for year ended December 31, 2018, Livent functioned as part of the larger group of businesses controlled by FMC and, accordingly, utilized centralized functions, such as facilities and information technology of FMC to support its operations. Accordingly, a portion of the shared service costs were historically allocated to Livent. FMC also performed certain corporate functions for Livent. The corporate expenses related to Livent have been allocated from FMC. These allocated costs are primarily related to certain governance and corporate functions such as finance, internal audit, treasury, tax, human resources benefits and compensation, legal, investor relations, and certain other costs. Where it is possible to specifically attribute such expenses to activities of Livent, these amounts have been charged or credited directly to Livent without allocation or apportionment. Allocation of other such expenses is based on a reasonable reflection of the utilization of the service provided to or benefits received by Livent during the periods presented on a consistent basis, such as, but not limited to, a relative percentage of headcount, tangible assets, third-party sales, cost of goods sold or segment operating profit, defined by FMC as segment revenue less operating expenses. The aggregate costs allocated for these functions to Livent are included in “Corporate allocations” within the consolidated and combined statements of operations and are shown in detail within the following table.

Year Ended December 31,
(in Millions)	2018 (5)
Livent shared service costs (1)	$4.6
FMC Corporate shared service costs allocated to Livent (2)	1.9
Stock compensation expense (3)	2.7
FMC Corporate expense allocation (4)	6.5
Total Corporate allocations	$15.7

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

____________________
(1)     Represents Livent’s portion of shared service costs historically allocated to Livent through the October 15, 2018 Separation Date. Does not include $6.4 million of shared service costs historically allocated to and recorded within “Cost of sales” on the consolidated and combined statements of operations.
(2)    Amounts represent the FMC's Corporate shared service cost allocated to Livent.
(3)    Stock compensation expense represents the allocation of the FMC’s Corporate stock compensation expense and the costs specifically identifiable to Livent employees. These amounts exclude the previously allocated portion included within Livent's shared service costs of $0.6 million.
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
In connection with our IPO, we issued 20 million shares of our common stock to the public at a public offering price of $17.00 per share. The IPO closed on October 15, 2018. On November 13, 2018, the Company closed on the sale of an additional 3 million shares of its common stock pursuant to the Over-allotment Option Exercise. In accordance with ASC 260, the 23 million shares issued in connection with the IPO and Over-allotment Option Exercise are included in earnings per share calculations for periods subsequent to the closing of the IPO and Over-allotment Option Exercise and are not included in the earnings per share calculations for periods prior to the closing of the IPO. See Note 13 for further information regarding earnings per share.
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
Due to the current coronavirus ("COVID-19") pandemic, there has been uncertainty and disruption in the global economy and financial markets. The estimates used for, but not limited to, the collectability of trade receivables, fair value of long-lived assets, income taxes, inventory valuation and fair value of financial instruments could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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
Our method of calculating the general formula consists of estimating the recoverability of trade receivables based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. Our analysis of trade receivable collection risk is performed quarterly, and the allowance is adjusted accordingly. The allowance for trade receivable was $0.4 million and $0.3 million as of December 31, 2020 and 2019,

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

respectively. The provision to the allowance for receivables charged against operations was $0.4 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively.
Inventories. Inventories are stated at the lower of cost or market value. Inventory costs include those costs directly attributable to products before sale, including all manufacturing overhead but excluding distribution costs. All inventories are determined on a first-in, first-out (“FIFO”) basis.
Property, plant and equipment. We record property, plant and equipment, including capitalized interest, at cost. We recognize acquired property, plant and equipment, from acquisitions at its estimated fair value. Depreciation is provided principally on a straight-line basis over the estimated useful lives of the assets. The major classifications of property, equipment and software, including their respective expected useful lives, consisted of the following:

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
Capitalized interest. For the years ended December 31, 2020, 2019 and 2018 we capitalized interest expense of $12.0 million, $5.7 million and $0.2 million, respectively. These costs were associated with the construction of certain long-lived assets and have been capitalized as part of the cost of those assets. We amortize capitalized interest over the estimated useful lives of the assets.
Impairments of long-lived assets. We review the recoverability of the net book value of long-lived assets whenever events and circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the net book value, we recognize an impairment loss equal to an amount by which the net book value exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. There were no significant impairments during the three years ended December 31, 2020.
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
The carrying amounts for the AROs for the years ended December 31, 2020 and 2019 are $0.3 million and $0.2 million, respectively. These amounts are included in "Other long-term liabilities" on the consolidated balance sheets.
Deferred compensation plan. FMC has a deferred compensation plan, in which highly compensated Lithium Business employees were eligible to participate prior to the IPO. In 2019, all existing account balances of Livent employee participants under the FMC deferred compensation plan were transferred to the Livent Non-qualified Saving Plan ("Livent NQSP") deferred compensation plan. We have established a trust fund administered by a third party to provide funding for benefits payable under the Livent NQSP to which highly compensated Livent employees can elect to defer part of their compensation. The assets held in the trust consist of money market investments, a managed portfolio of equity securities and Livent common stock. For each reporting period, the Company records a net mark-to-market adjustment to Selling, general and administrative expense in our

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

consolidated statements of operations for the investments in the trust fund and the corresponding obligation to participants in the Livent NQSP. The money market investments and equity securities assets are included in Other assets in the accompanying consolidated balance sheets. The investments in Livent common stock under the Livent NQSP are included in Treasury stock on our consolidated balance sheets. The deferred compensation obligation to participants is included in Other long-term liabilities on our consolidated balance sheets. See Note 14 and Note 16 for additional details on the Livent NQSP deferred compensation plan.
4.125% Convertible Senior Notes due 2025 (the “2025 Notes”). We account for our 2025 Notes under Accounting Standards Codification 470-20, Debt with Conversion and Other Options. See Note 3 and Note 10 for details.
Financial instruments. Our financial instruments are trade receivables, trade payables, investments held in trust fund, and derivatives. Trade receivables and trade payables are recorded at cost, which approximates fair value due to the short-term nature of the instruments. Investments held in trust are for the Livent NQSP as discussed in "Deferred compensation plan" subsection above. Prior to the Separation, FMC entered into derivative contracts on Livent's behalf to hedge exposures at the corporate level. Prior to the Separation, these activities represented activities managed at the corporate level and were not specific to our business; the associated assets or liabilities related to these transactions were not included in the consolidated balance sheets, but the gains or losses associated with these transactions were included in the consolidated and combined statements of operations as these costs are deemed costs incurred to run our business. Subsequent to the Separation, Livent entered into derivative contracts to hedge exposures and the associated assets or liabilities were recorded in our consolidated balance sheets and the gains or losses associated with these transactions were included in the consolidated and combined statements of operations.
Equity method investments. Livent has entered into agreements with The Pallinghurst Group relating to Quebec Lithium Partners ("QLP"), a joint venture owned equally by The Pallinghurst Group and Livent, and the conduct of certain business operations and oversight previously conducted by Nemaska Lithium Inc. The Company accounts for the investment in QLP as an equity method investment included in Investments in our consolidated balance sheets. See Note 15 for details.
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

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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
Stock-based compensation. Prior to the consummation of the Separation, we did not sponsor any stock compensation plans. Instead, our eligible employees participated in FMC’s sponsored stock-based compensation plans. Prior to the consummation of the Separation, our employees continued to participate in the FMC’s stock-based compensation plans and we recognized stock-based compensation expense based on the awards granted to our employees. We also recorded an allocation of stock-based compensation for corporate employees based on segment operating profit, defined by FMC as segment revenue less operating expenses. Stock-based compensation expense for the three years ended December 31, 2020 has been recognized for all share options and other equity-based arrangements. Stock-based compensation cost is measured at the date of grant, based on the fair value of the award, and is recognized over the employee’s requisite service period. We made a policy election to recognize forfeitures in stock based compensation expense as they occur. See Note 11 for more information.
As of December 31, 2020, there were 6,290,000 shares of Livent common stock authorized and registered for issuance under the Livent Plan. Effective January 8, 2021, Livent registered an additional 4,393,837 shares of Livent common stock which were authorized for issuance pursuant to the evergreen provision under the Livent Plan.
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

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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
Environmental remediation charges represent the costs for the continuing charges associated with environmental remediation at operating sites from previous years and from products that are no longer manufactured. Livent has one environmental remediation site located in Bessemer City, North Carolina. The charges associated with the cost of remediation for the years ended December 31, 2020, 2019 and 2018 are $0.1 million, $0.9 million and $0.2 million, respectively. These amounts are recorded as a component within “Restructuring and other charges” on the consolidated and combined statements of operations. The total environmental remediation liability as of December 31, 2020 and 2019 was $6.7 million and $6.9 million, respectively.
Foreign currency. We translate the assets and liabilities of our foreign operations at exchange rates in effect at the balance sheet date. For foreign operations for which the functional currency is not the U.S. dollar, we record translation gains and losses as a component of accumulated other comprehensive loss in equity. The foreign operations’ statements of operations are translated at the monthly exchange rates for the period. Transactions denominated in foreign currency other than our functional currency of the operation are recorded upon initial recognition at the exchange rate at the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the functional currency at the exchange rate at that date. Exchange rate differences are recognized as foreign currency transaction gain or loss recorded as a component of Costs of sales in our consolidated and combined statements of operations. We recorded transaction and remeasurement (losses)/gains of $(14.2) million, $(14.8) million and $2.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Note 3: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items

New Accounting guidance and regulatory items
In August 2020, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The ASU reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion model. As compared with current U.S. GAAP, more convertible debt instruments will be reported as a single liability instrument and the interest rate of more convertible debt instruments will be closer to the coupon interest rate. The ASU also aligns the consistency of diluted Earnings Per Share ("EPS") calculations for convertible instruments by requiring that (1) an entity use the if-converted method and (2) share settlement be included in the diluted EPS calculation for both convertible instruments and equity contracts when those contracts include an option of cash settlement or share settlement. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB has specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, we separately account for the liability and equity components of our 4.125% Convertible Senior Notes due 2025 (the “2025 Notes”), which may be settled entirely or partially in cash upon conversion, in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2025 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the 2025 Notes. As a result, we currently are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the 2025 Notes to their face amount over the term of the 2025 Notes. We currently use the if-converted method when calculating the potential dilutive effect of our 2025 Notes, if any. See Note 10 and Note 13 for further details. ASU 2020-06 allows adoption through either a modified retrospective method or fully retrospective method of transition. In applying the modified retrospective transition method, the cumulative effect of the accounting change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. For the full retrospective method, the cumulative effect of the accounting change should be recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented. We early adopted ASU 2020-06 effective January 1, 2021 under the full retrospective method. On an annual basis, we expect the adoption of ASU 2020-06 to reduce our recognized interest expense related to the 2025 Notes in our consolidated and combined statements of operations by approximately $7.0 million.
In April 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. An entity may optionally elect to apply the amendments effective in the first interim period that includes or is subsequent to March 12, 2020 through December 31, 2022. The FASB also issued ASU No. 2021-01, Reference Rate Reform (Topic 848). The amendments in this ASU provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU affect the guidance in ASU No. 2020-04 and are effective for all entities as of March 12, 2020 through December 31, 2022. We are evaluating the effect the guidance will have on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in this ASU simplified the accounting for income taxes by removing certain exceptions to the general principle in Topic 740. The amendments also contain improvements and clarifications of certain guidance in Topic 740. The new amendments are effective for fiscal years beginning after December 15, 2020 (i.e. a January 1, 2021 effective date), with early adoption permitted. We believe the adoption will not have a material impact on our consolidated and combined financial statements.

Recently adopted accounting guidance
In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses ("ASU 2019-11"). The amendments in this ASU contain improvements and clarifications of certain guidance in Topic 326. We adopted the provisions of ASU 2019-11 on January 1, 2020; the adoption did not have a material impact on our consolidated and combined financial statements.
In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, ("ASU 2019-04"). The amendments in this ASU affect a variety of Topics in the Codification and represent changes to clarify, correct errors in, or improve the Codification. Subsequently, in May 2019 the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326) Targeted Transition Relief, ("ASU 2019-05"). The amendments in this ASU provide entities with targeted transition relief that is intended to increase comparability of financial statement information for some entities that otherwise would have measured similar financial instruments using different measurement methodologies. We adopted the provisions of ASU 2019-04 and ASU 2019-05 on January 1, 2020; the adoption did not have a material impact on our consolidated and combined financial statements.
In March 2019, the FASB issued ASU No. 2019-01, Codification Improvements to Leases (Topic 842): Amendments to the FASB Accounting Standards Codification ("ASU 2019-01"). The amendments in this ASU contain improvements and clarifications of certain guidance in Topic 842. We adopted the provision of ASU 2019-01 on January 1, 2020; the adoption did not have a material impact on our consolidated and combined financial statements.
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

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Note 4: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and by product categories.
The following table provides information about disaggregated revenue by major geographical region:

	Year Ended December 31,
(in Millions)	2020	2019	2018
North America (1)	$53.3	$76.2	$84.4
Latin America	0.2	1.0	2.0
Europe, Middle East & Africa	49.2	59.0	74.5
Asia Pacific (1)	185.5	252.2	281.6
Total Revenue	$288.2	$388.4	$442.5
____________________
(1)In 2020, countries with sales in excess of 10% of combined revenue consisted of Japan, the U.S. and China. Sales for the year ended December 31, 2020 for Japan, the U.S. and China totaled $97.7 million, $52.6 million and $55.3 million, respectively, while sales for the year ended December 31, 2019 totaled $160.4 million, $75.2 million and $53.2 million, respectively, and sales for the year ended December 31, 2018 totaled $116.5 million, $82.4 million and $118.6 million, respectively.

For the years ended December 31, 2020, 2019 and 2018, one customer accounted for approximately 26%, 28% and 14% of total revenue, respectively and our 10 largest customers accounted in aggregate for approximately 64%, 60% and 53% of our revenue, respectively. A loss of any material customer could have a material adverse effect on our business, financial condition and results of operations.
The following table provides information about disaggregated revenue by major product category:

	Year Ended December 31,
(in Millions)	2020	2019	2018
Lithium Hydroxide	$157.5	$213.8	$222.7
Butyllithium	87.1	99.9	99.0
High Purity Lithium Metal and Other Specialty Compounds	31.7	52.4	62.5
Lithium Carbonate and Lithium Chloride	11.9	22.3	58.3
Total Revenue	$288.2	$388.4	$442.5
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

	Balance as of
(in Millions)	December 31, 2020	December 31, 2019	Increase (Decrease)
Receivables from contracts with customers, net of allowances	$76.3	$90.0	$(13.7)
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
Periodically, we may enter into contracts with customers which require them to submit a forecast of non-binding purchase obligations to us. These forecasts are typically provided by the customer to us in good faith, and there are no penalties or obligations if the forecasts are not met. Accordingly, we have determined that these are optional purchases and do not represent material rights and are not considered as unsatisfied (or partially unsatisfied) performance obligations for the purposes of this disclosure.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Occasionally, we may enter into multi-year take or pay supply agreements with customers. The aggregate amount of revenue expected to be recognized related to these contracts’ performance obligations that are unsatisfied or partially unsatisfied is approximately $58 million in 2021. These approximate revenues do not include amounts of variable consideration attributable to contract renewals or contract contingencies. Based on our past experience with the customers under these arrangements, we expect to continue recognizing revenue in accordance with the contracts as we transfer control of the product to the customer (refer to the sales of goods section for our determination of transfer of control). However, in the case a shortfall of volume purchases occurs, we will recognize the amount payable by the customer over the remaining performance obligations in the contract.
Practical Expedients and Exemptions
We have elected the following practical expedients following the adoption of ASC 606:

a.	Costs of obtaining a contract: We incur certain costs such as sales commissions which are incremental to obtaining the contract. We have taken the practical expedient of expensing such costs to obtain a contract, as and when they are incurred, when the expected amortization period is one year or less.

b.	Significant financing component: We elected not to adjust the promised amount of consideration for the effects of a significant financing component if we expect, at contract inception, that the period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

c.	Remaining performance obligations: We elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for our contracts that are one year or less, as the revenue is expected to be recognized within one year. Additionally, we have elected not to disclose information about variable considerations for remaining, wholly unsatisfied performance obligations for which the criteria in paragraph 606-10-32-40 have been met.

d.	Shipping and handling costs: We elected to account for shipping and handling activities that occur after the customer has obtained control of a good as fulfillment activities (i.e., an expense) rather than as a promised service.

e.	Measurement of transaction price: We have elected to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer.

Note 5: Inventories, Net
Inventories consisted of the following:

	December 31,
(in Millions)	2020	2019
Finished goods	$36.1	$45.3
Semi-finished goods	46.2	48.8
Raw materials, supplies, and other	23.3	19.3
FIFO inventory, net	$105.6	$113.4

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Note 6: Property, Plant and Equipment, Net
Property, plant and equipment consisted of the following:

	December 31,
(in Millions)	2020	2019
Land and land improvements	$85.8	$85.2
Buildings	83.0	68.3
Machinery and equipment	314.9	274.1
Construction in progress	284.0	243.4
Total cost	$767.7	$671.0
Accumulated depreciation	(222.4)	(202.2)
Property, plant and equipment, net	$545.3	$468.8

Depreciation expense was $22.0 million, $19.1 million, and $15.0 million in 2020, 2019 and 2018, respectively.

Note 7: Restructuring and Other Charges
The following table shows total restructuring and other charges included in the consolidated and combined statements of operations:

	Year Ended December 31,
(in Millions)	2020	2019	2018
Restructuring charges:
Demolition and exit charges (1)	$—	$—	$1.9
Severance-related and exit costs (2)	6.2	—	—
Asset disposal charges (3)	—	—	0.5
Other charges:
Corporate severance-related costs (4)	—	3.5	—
Environmental remediation (5)	0.1	0.9	0.2
Other (6)	4.4	1.8	—
Total restructuring and other charges	$10.7	$6.2	$2.6
___________________
(1) Primarily represents costs associated with demolition and other miscellaneous exit costs.
(2) Includes severance costs for management changes at certain operating and administrative facilities and exit costs of $1.6 million for the closing of leased office space.
(3) Primarily represents fixed asset write-offs which were or are to be abandoned.
(4) Represents severance costs and stock-based compensation expense for accelerated vesting related to corporate management changes.
(5) Costs associated with environmental remediation with respect to certain discontinued products. There is one environmental remediation site in Bessemer City, North Carolina. See Note 8 for more details.
(6) Includes legal fees related to IPO securities litigation in 2020 and 2019, including $2.0 million accrued as of December 31, 2020, for the IPO securities litigation settlement, net of insurance reimbursement. See Note 15 for more details.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Roll forward of plant restructuring reserves
In 2017, we began restructuring efforts at our manufacturing site located in Bessemer City, North Carolina. The objective of this restructuring plan is to optimize both the assets and cost structure by reducing certain production lines at the plant. The restructuring decision resulted primarily in shutdown costs. The following table shows a roll forward of restructuring reserve that will result in cash spending. These amounts are included in "Accrued and other current liabilities" on the consolidated balance sheets and they exclude asset retirement obligations.

(in Millions)	Restructuring Reserve Total
Balance December 31, 2018	$3.6
Cash payments	(0.3)
Balance December 31, 2019	$3.3
Cash payments	(0.1)
Balance December 31, 2020	$3.2

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
Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. As of the periods presented, the Bessemer City site located in North Carolina is the only site for which we have a reserve. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation can be made. Accordingly, total reserves of $6.7 million and $6.9 million existed for the years ended December 31, 2020 and 2019, respectively.
The estimated reasonably possible environmental loss contingencies exceed amount accrued by approximately $3 million at December 31, 2020. This reasonably possible estimate is based upon information available as of the date of the filing and the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to the site.
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

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The table below is a roll forward of our total environmental reserves from December 31, 2018 to December 31, 2020.

(in Millions)	Environmental Reserves Total
Balance December 31, 2018	$6.4
Change in reserves	0.9
Cash payments	(0.4)
Balance December 31, 2019	$6.9
Change in reserves	0.1
Cash payments	(0.3)
Balance December 31, 2020	$6.7

The table below provides detail of current and long-term environmental reserves.

	December 31,
(in Millions)	2020	2019
Environmental reserves, current (1)	$0.6	$0.5
Environmental reserves, long-term (2)	6.1	6.4
Total environmental reserves	$6.7	$6.9
______________
(1)These amounts are included within “Accrued and other liabilities” on the consolidated balance sheets.
(2)These amounts are included in "Environmental liabilities" on the consolidated balance sheets.

Note 9: Income Taxes
Domestic and foreign components of income from operations before income taxes are shown below:

	Year Ended December 31,
(in Millions)	2020	2019	2018
Domestic	$(23.1)	$9.9	$39.2
Foreign	(2.3)	47.9	114.5
Total	$(25.4)	$57.8	$153.7
The provision for income taxes attributable to income from operations consisted of:

	Year Ended December 31,
(in Millions)	2020	2019	2018
Current:
Federal (1)	$(1.9)	$3.5	$11.8
Foreign	4.6	7.4	18.4
State	—	0.1	—
Total current	$2.7	$11.0	$30.2
Deferred:
Federal	$(1.6)	$1.2	$(0.1)
Foreign	(7.4)	(4.8)	(2.9)
State	(0.2)	0.2	(0.1)
Total deferred	(9.2)	(3.4)	(3.1)
Total	$(6.5)	$7.6	$27.1
____________________
(1)     The year ended December 31, 2018 include the one-time impacts of the of the Tax Act, primarily related to transition tax.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The effective income tax rate applicable to income from operations before income taxes was different from the statutory U.S. federal income tax rate due to the factors listed in the following table:

	Year Ended December 31,
(in Millions)	2020	2019	2018
U.S. Federal statutory rate	$(5.3)	$12.1	$32.2
Impacts of Tax Cuts and Jobs Act Enactment (1)	—	—	0.6
Foreign earnings subject to different tax rates	0.6	(3.6)	(3.8)
Foreign derived intangible income (2)	—	(1.1)	(1.7)
State and local income taxes, less federal income tax benefit	(0.2)	0.3	(0.1)
Tax on intercompany dividends and deemed dividends for tax purposes	0.1	4.4	4.1
Changes to unrecognized tax benefits	2.1	0.6	0.4
Other permanent items	(0.2)	(0.8)	(2.2)
Change in valuation allowance	0.3	0.3	2.2
Exchange gains and losses (2)	(5.9)	(1.8)	(4.0)
Withholding taxes net of credits	1.1	—	—
Other(3)	0.9	(2.8)	(0.6)
Total tax (benefit)/provision	$(6.5)	$7.6	$27.1
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

Significant components of our deferred tax assets and liabilities were attributable to:

	December 31,
(in Millions)	2020	2019
Environmental and restructuring	$1.4	$1.3
Net operating loss carry-forwards	15.3	8.1
Other assets and reserves	5.1	5.1
Deferred tax assets	$21.8	$14.5
Valuation allowance, net	(3.6)	(4.1)
Deferred tax assets, net of valuation allowance	$18.2	$10.4
Property, plant and equipment, net	(10.2)	(8.9)
Convertible notes discount	(8.5)	—
Deferred tax liabilities	(18.7)	(8.9)
Net deferred tax (liabilities)/assets	$(0.5)	$1.5

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

At December 31, 2020, we had total domestic net operating loss carry-forwards of $1.0 million (tax effected) which has an indefinite carryforward period. As of December 31, 2020 we had total foreign net operating loss carry-forwards of $14.3 million (tax effected) in India, the Netherlands, Switzerland, Argentina and U.K. expiring over various tax years. The tax losses incurred in Switzerland and the Netherlands of $3.3 million are attributable to restructuring that occurred in 2018 in connection

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

with the IPO and continued non-operational related activities. In addition, these activities provide for limited forecasts of future taxable income, and as a result, we have recorded a valuation allowance through income tax expense for the years ended December 31, 2019 and 2020.

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
We file tax returns in various jurisdictions. Pursuant to the TMA with FMC we have recorded amounts in uncertain tax positions at December 31, 2018 for tax positions that relate to our legacy business before IPO. In jurisdictions where we filed consolidated returns with FMC, and do not maintain the entity at IPO, our uncertain tax positions have been reduced as of December 31, 2020. We have recorded a $1.3 million indemnification asset from FMC regarding uncertain tax positions that are related to our legacy business before IPO and for which we are indemnified by FMC. Our significant foreign jurisdictions, which total 3, are open for examination and adjustment during varying periods from 2015 - 2018.
As of December 31, 2020, we had total unrecognized tax benefits of $2.7 million, of which $1.3 million would unfavorably impact the effective tax rate from operations if recognized. As of December 31, 2019, we had total unrecognized tax benefits of $2.4 million, of which $0.2 million would unfavorably impact the effective tax rate if recognized. Interest and penalties related to unrecognized tax benefits are reported as a component of income tax expense. For the years ended December 31, 2020, 2019 and 2018, we recognized interest and penalties of $0.7 million, $0.2 million, and $0.3 million, respectively, in the consolidated and combined statements of income. As of December 31, 2020 and 2019, we have accrued interest and penalties in the consolidated balance sheets of $1.1 million and $0.4 million, respectively.

Due to the potential for resolution of federal, state, or foreign examinations, and the expiration of various jurisdictional statutes of limitation, it is reasonably possible that our liability for unrecognized tax benefits will decrease within the next 12 months by a range of zero to $1.0 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in Millions)	2020	2019	2018
Balance at beginning of year	$2.4	$2.6	$7.5
Increases related to positions taken in the current year	0.7	0.9	0.6
Increases for tax positions on acquisitions	—	—	(0.7)
Decreases related to positions taken in prior years	—	—	(1.1)
Decreases related to lapse of statutes of limitations	(0.4)	(1.1)	(0.4)
Increase in unrecognized tax benefits due to foreign currency translation	—	—	(3.3)
Balance at end of year (1)	$2.7	$2.4	$2.6
____________________
(1)     At December 31, 2020, 2019, and 2018 we recognized an offsetting non-current asset of $2.7 million, $2.5 million, and $3.2 million respectively, relating to specific uncertain tax positions presented above. We have recorded a $0.4 million indemnification liability at December 31, 2020 to FMC for assets where the offsetting uncertain tax position is with FMC.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Note 10: Debt
Long-term debt
Long-term debt consists of the following:

	Interest Rate Percentage			Maturity Date	December 31, 2020	December 31, 2019
(in Millions)	LIBOR borrowings	Base rate borrowings
Revolving Credit Facility (1)	2.4%	4.5%		2023	$35.6	$154.6
4.125% Convertible Senior Notes due 2025			4.125%	2025	245.8	—
Discount - 2025 Notes (2)					(44.7)	—
Total long-term debt (3)					$236.7	$154.6
______________________________
(1)As of December 31, 2020 and December 31, 2019, there were $14.4 million and $11.0 million, respectively, in letters of credit outstanding under our Revolving Credit Facility and $275.0 million and $234.4 million available funds as of December 31, 2020 and December 31, 2019, respectively. Fund availability is subject to the Company meeting its debt covenants.
(2)Includes transaction costs.
(3)     As of December 31, 2020 and December 31, 2019, the Company had no debt maturing within one year.
4.125% Convertible Senior Notes due 2025
On June 25, 2020, the Company issued $225 million in aggregate principal amount of 4.125% Convertible Senior Notes due in July 2025 (the "2025 Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. We also granted the initial purchasers of the 2025 Notes a 13-day option to purchase up to an additional $33.75 million in aggregate principal amount (the "Over-Allotment Option"). On July 7, 2020 we closed on the Over-Allotment Option and issued an additional $20.75 million in aggregate principal amount of 2025 Notes. Total net cash proceeds received including Over-Allotment Option were $238.2 million net of $7.6 million of third-party transaction costs, including initial purchasers' discounts and commissions. The Company used or will use the net proceeds received to finance or refinance eligible green projects designed to align with the provisions of the International Capital Market Association Green Bond Principles 2018, including repaying amounts outstanding under its Revolving Credit Facility.
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
Holders of the 2025 Notes may convert their notes at any time, at their option, on or after January 15, 2025. Further, holders of the 2025 Notes may convert their notes at any time, at their option, prior to January 15, 2025 only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each trading day; (2) during the five-business day period after any five-consecutive trading day period in which the trading price per $1,000 principal amount of the 2025 Notes for each trading day of such period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day, (3) if we call any or all of the 2020 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date or (4) if specified corporate events occur. Upon conversion, the 2025 Notes will be settled in cash, shares of our common stock or a combination thereof, at our election. If a fundamental change occurs prior to the maturity date, holders of the 2025 Notes may require us to repurchase all or a portion of their 2025 Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if we deliver a notice of redemption, we will increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such an event or notice of redemption in certain circumstances. In the first quarter of 2021, the holders of the 2025 Notes were notified that the last reported sale price

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, an including, December 31, 2020 was greater than or equal to 130% of the conversion price on each trading day, and as a result, the holders have the option to convert all or any portion of their 2025 Notes through March 31, 2021. The 2025 Notes are classified as long-term debt.
In accordance with U.S. GAAP relating to embedded conversion features, we initially valued and bifurcated the conversion feature associated with the 2025 Notes. We recorded a debt discount with a corresponding increase to additional paid-in capital of $42.6 million for the conversion feature, $3.6 million of which was recorded in the third quarter of 2020 relating to the Over-Allotment Option. The resulting debt discount is being amortized to interest expense at an effective interest rate of 8.35% over the five-year term of the 2025 Notes. The Company recorded $4.1 million of interest expense related to the amortization of the discount and transaction costs for the twelve months ended December 31, 2020, $0.4 million of which was capitalized for the twelve months ended December 31, 2020. The Company recorded $5.2 million of accrued interest expense related to the principal amount for the twelve months ended December 31, 2020. Transaction costs of $1.4 million were allocated to the embedded conversion feature as a reduction of additional paid-in capital, $0.2 million of which was recorded in the second half of 2020, related to the Over-Allotment Option. We recognized a deferred tax liability of $9.1 million as a reduction to additional paid-in capital as of December 31, 2020 related to the book and tax basis differences of the debt discount and transaction costs.
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
__________________
(1) Amortization of transaction costs was $0.6 million for the twelve months ended December 31, 2020.

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

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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
On May 6, 2020, we entered into the First Amendment to the Credit Agreement (the "First Amendment") with FMC Lithium USA Corp., the Guarantors, the Lenders and the Agent. Among other things, the First Amendment amended and restated the Original Credit Agreement to (i) increase our maximum total net leverage ratio for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020 from 3.5 to 6.0, (ii) put a cap of $325 million on our overall borrowings under the Revolving Credit Facility until March 31, 2021, (iii) amend our negative covenant on indebtedness to permit unsecured indebtedness (including convertible debt) up to $350 million, (iv) amend our negative covenants on investments to permit additional investments in Minera del Altiplano S.A., our Argentine subsidiary, (v) restrict our ability to declare or pay cash dividends until March 31, 2021 and (vi) increase the applicable margin on our borrowings by 25 basis points, in each case as described in the First Amendment. We recorded $0.9 million of deferred financing costs in the consolidated balance sheets for First Amendment consent, arrangement and legal fees and a $0.1 million loss on debt extinguishment in the consolidated and combined statements of operations for the write off of existing deferred financing costs to recognize the temporary reduction in overall borrowing capacity related to the First Amendment. The carrying value of our deferred financing costs was $2.4 million as of December 31, 2020.

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
The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the Second Amendment and the Credit Agreement, which Second Amendment is filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the three months ended June 30, 2020.
Covenants
The Credit Agreement contains certain affirmative and negative covenants that are binding on the Borrowers and their subsidiaries, including, among others, restrictions (subject to exceptions and qualifications) on the ability of the Borrowers and their subsidiaries to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of their businesses, to enter into transactions with affiliates and to enter into certain burdensome agreements. Furthermore, the Borrowers are subject to financial covenants regarding leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our maximum allowable first lien leverage ratio is 3.5 as of December 31, 2020. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all requirements of the covenants at December 31, 2020.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Note 11: Stock-based Compensation
Livent Corporation Incentive Compensation and Stock Plan
As of December 31, 2020, the total shares of Livent common stock authorized for issuance under the Livent Corporation Incentive Compensation and Stock Plan (the "Livent Plan") is 6,290,000 shares. Effective January 8, 2021, Livent registered an additional 4,393,837 shares of Livent common stock which were authorized for issuance pursuant to the evergreen provision under the Livent Plan. The Livent Plan provides for the grant of a variety of cash and equity awards to officers, directors, employees and consultants, including stock options, restricted stock, restricted stock units (including performance units), stock appreciation rights, and management incentive awards. The Compensation and Organization Committee of the Livent Board of Directors (the “Livent Committee”) has the authority to amend the Livent Plan at any time, approve financial targets, award grants, establish performance objectives and conditions and the times and conditions for payment of awards.
Stock options granted under the Livent Plan may be incentive or non-qualified stock options. The exercise price for stock options may not be less than the fair market value of the stock at the date of grant. Awards granted under the Livent Plan vest or become exercisable or payable at the time designated by the Livent Committee. The options granted in 2020 will vest on the third anniversary of the date of grant, subject generally to continued employment, and cost is recognized over the vesting period. Incentive and non-qualified options granted under the Livent Plan expire not later than 10 years from the grant date.
Under the Livent Plan, awards of restricted stock units ("RSUs") vest over periods designated by the Livent Committee. The RSUs granted in 2020 to employees vest on the same schedule as the stock options granted in 2020. The RSUs granted to non-employee directors in 2020 vest at the Company's next annual meeting of stockholders following the grant date. Compensation cost is recognized over the vesting periods based on the market value of Livent common stock on the grant date of the award.
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
Stock Compensation
We recognized the following stock compensation expense for awards under the Livent Plan:

	Year Ended December 31,
(in Millions)	2020	2019	2018
Stock Option Expense, net of taxes of $0.2, $0.4 and less than $0.1	$1.1	$1.7	$0.2
Restricted Stock Expense, net of taxes of $0.5, $0.8 and $0.1	2.6	2.8	0.2
Total Stock Compensation Expense, net of taxes of $0.7, $1.2 and $0.1 (1)	$3.7	$4.5	$0.4
____________________
(1)    Gross stock compensation charges of $4.1 million, $0.2 million and $0.1 million were recorded to "Selling, general and administrative expenses", "Restructuring and other charges", and "Separation-related costs", respectively, in our consolidated and combined statements of operations for the year ended December 31, 2020. Gross stock compensation charges of $4.3 million, $1.2 million and $0.2 million were recorded to "Selling, general and administrative expenses", "Restructuring and other charges", and "Separation-related costs", respectively, in our consolidated and combined statements of operations for the year ended December 31, 2019. For the year ended December 31, 2018, this expense is classified as "Selling, general and administrative expenses" in our consolidated and combined statements of operations. After the Separation, an additional $0.4 million of stock compensation expense, not included in the table above, was recorded net of taxes of $0.1 million in the fourth quarter of 2018 related to awards held by Livent employees that were issued under the FMC Corporation Incentive Compensation and Stock Plan.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Stock Options
The grant date fair values of the stock options granted in the year ended December 31, 2020, were estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The expected volatility assumption is based on the historical volatility of a group of twelve of our publicly traded peers that operate in the specialty chemical sector and five companies that have recently been spun off from larger publicly traded companies. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury securities with terms equal to the expected timing of stock option exercises as of the grant date. The dividend yield assumption reflects anticipated dividends on Livent's common stock. Livent stock options granted in 2020 cliff vest on the third anniversary following the grant date and expire ten years from the date of grant.
The following table contains Black Scholes valuation assumptions for stock option granted for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Expected dividend yield	—%	—%	—%
Expected volatility	20.2% - 20.7%	20.1% - 21.0%	21.7%
Expected life (in years)	6.5	6.5	6.75
Risk-free interest rate	1.20% - 1.73%	1.86% - 2.55%	3.11%
The weighted-average grant date fair value of options granted during the years ended December 31, 2020, 2019 and 2018 was $2.29 per share, $3.26 and $5.23 per share, respectively.
The following table shows stock option activity, for the year ended December 31, 2020:

	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in Millions)
Outstanding December 31, 2019	1,638,161	6.4 years	$12.38	$0.5
Granted	309,330		$9.69
Exercised	(169,273)		$7.23	$0.4
Forfeited	(23,724)		$14.84
Cancelled	(29,000)		$9.62
Outstanding December 31, 2020	1,725,494	6.2 years	$12.45	$11.0
Exercisable at December 31, 2020	560,366	4.5 years	$8.60	$5.7
As of December 31, 2020, we had total remaining unrecognized compensation cost related to unvested stock options of $1.7 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.9 years. No stock options were exercised during the years ended December 31, 2019 and 2018.
Restricted Stock Unit Awards
The grant date fair value of RSUs under the Livent Plan is based on the market price per share of Livent's common stock on the date of grant, and the related compensation cost is amortized to expense on a straight-line basis over the vesting period during which the employees perform related services, which for the RSUs granted in 2020 is cliff vesting on the third anniversary following the grant date.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table shows RSU activity for the year ended December 31, 2020:

	Restricted Stock Units
	Number of awards	Weighted-Average Grant Date Fair Value
Nonvested December 31, 2019	631,991	$12.62
Granted	249,205	$7.31
Vested	(178,979)	$10.27
Forfeited	(15,211)	$12.01
Nonvested December 31, 2020	687,006	$11.50
The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2020, 2019 and 2018 was $7.31 per share, $11.50 per share and $16.94 per share, respectively. The intrinsic value of RSUs vested during the years ended December 31, 2020 and 2019 was $1.6 million and $0.7 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2020 and 2019 was $1.7 million and $0.7 million, respectively. No RSUs vested during 2018.
As of December 31, 2020, there was total remaining unrecognized compensation cost related to unvested RSUs of $2.6 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.6 years

FMC Corporation Incentive Compensation and Stock Plan ("FMC Plan")
FMC has a share-based compensation plan, in which Lithium Business employees were eligible to participate prior to the IPO. Prior to the IPO, the Lithium Business was allocated an apportioned amount of stock-based compensation expenses related to these awards based on the awards and terms previously granted to its employees as well as an allocation of FMC’s corporate employee expenses. The consolidated and combined financial statements include share-based compensation expense associated with our employees and FMC's costs that have been allocated to us based on awards and terms previously granted. The grant-date fair value of these awards is expensed over the vesting period during which employees perform related services. For the years ended December 31, 2019 and 2018, share-based compensation expense associated with the FMC Plan of $0.4 million and $2.7 million was included in the consolidated and combined financial statement, respectively.
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

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Note 12: Equity
For the period from December 31, 2017 to December 31, 2020, the Company had 2 billion shares of common stock authorized. The following table reflects the changes in Livent's common shares issued and outstanding for each period presented:

	Issued	Treasury	Outstanding
Balance at December 31, 2017	—	—	—
Issued to FMC - transfer of Lithium Business assets	123,000,000	—	123,000,000
Initial public offering	20,000,000	—	20,000,000
Over-allotment Option Exercise	3,000,000	—	3,000,000
Balance at December 31, 2018	146,000,000	—	146,000,000
Adjusted FMC RSU awards (1)	5,092	—	5,092
Livent RSU awards	80,604	—	80,604
Purchases of treasury stock - deferred compensation plan	—	(104,012)	(104,012)
Balance at December 31, 2019	146,085,696	(104,012)	145,981,684
Adjusted FMC RSU awards (1)	131,648	—	131,648
Livent RSU awards	124,513	—	124,513
Livent stock option awards	119,392	—	119,392
Net sales of treasury stock - deferred compensation plan	—	4,744	4,744
Balance at December 31, 2020	146,461,249	(99,268)	146,361,981
________________
(1) See Note 11 for more information on Adjusted FMC RSU awards held by FMC employees.

Accumulated other comprehensive loss
Summarized below is the roll forward of accumulated other comprehensive loss, net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Total
Accumulated other comprehensive loss, net of tax at December 31, 2017	$(45.6)	$—	$(45.6)
Other comprehensive loss before reclassifications	(2.4)	(1.2)	(3.6)
Accumulated other comprehensive loss, net of tax at December 31, 2018	$(48.0)	$(1.2)	$(49.2)
Other comprehensive income before reclassifications	(0.3)	—	(0.3)
Amounts reclassified from accumulated other comprehensive loss	—	1.2	1.2
Accumulated other comprehensive loss, net of tax at December 31, 2019	$(48.3)	$—	$(48.3)
Other comprehensive income before reclassifications	3.9	—	3.9
Accumulated other comprehensive loss, net of tax at December 31, 2020	$(44.4)	$—	$(44.4)
______________
(1)See Note 14 for more information.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Reclassifications of accumulated other comprehensive loss

The table below provides details about the reclassifications from accumulated other comprehensive loss and the affected line items in the consolidated and combined statements of income for each of the periods presented.

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated and Combined Statements of Income
(in Millions)	Year ended December 31, 2019
Derivative instruments
Foreign currency contracts	$1.3	Costs of sales
Total before tax	1.3
	(0.1)	Provision for income taxes
Amount included in net income	$1.2
Total reclassifications for the period	$1.2	Amount included in net income
____________________
(1)Amounts in parentheses indicate charges to the consolidated and combined statements of income. No amounts were reclassified for the years ended December 31, 2020 and 2018.

Dividends
For the years ended December 31, 2020, 2019 and 2018, we paid no dividends. We do not expect to pay any dividends in the foreseeable future.

Note 13: (Loss)/Earnings Per Share
(Loss)/earnings per common share ("EPS") is computed by dividing net (loss)/income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options and restricted stock units granted in connection with the IPO. See Note 11 for further information regarding the IPO Awards. Diluted (loss)/earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. We use the if-converted method when calculating the potential dilutive effect of our 2025 Notes.
The weighted average common shares outstanding for both basic and diluted (loss)/earnings per share for periods prior to the Separation date was calculated, in accordance with ASC 260, Earnings Per Share (ASC 260), using 123 million shares of common stock outstanding, which reflects the number of shares held by FMC prior to the IPO.
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

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Loss)/earnings applicable to common stock and common stock shares used in the calculation of basic and diluted (loss)/earnings per share are as follows:

(in Millions, Except Per Share Data)	Year Ended December 31,
	2020	2019	2018
Numerator:
Net (loss)/income	$(18.9)	$50.2	$126.6

Denominator:
Weighted average common shares outstanding - basic	146.2	146.0	127.7
Dilutive share equivalents from share-based plans (1)	—	0.4	—
Weighted average common shares outstanding - diluted	146.2	146.4	127.7

Basic (loss)/earnings per common share:
Net (loss)/income per weighted average share - basic	$(0.13)	$0.34	$0.99
Diluted (loss)/earnings per common share:
Net (loss)/income per weighted average share - diluted	$(0.13)	$0.34	$0.99
_______________________________
(1)     For the year ended December 31, 2020, weighted average dilutive share equivalents associated with the 2025 Notes of 15.1 million were excluded from the diluted shares outstanding calculation because the result would have been antidilutive. The issuance of the 2025 Notes is further discussed in Note 10. Dilutive share equivalents related to outstanding RSU awards for 2018 were less than 0.1 million.
Anti-dilutive stock options
For the years ended December 31, 2020, 2019 and 2018, options to purchase 1,684,731 shares of our common stock at an average exercise price of $13.13 per share, 1,127,253 shares of our common stock at an average exercise price of $14.43 per share and 716,256 shares of our common stock at an average exercise price of $16.99 per share, respectively, were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock for the full year.
Additional dilution - the FMC Plan
FMC has a share-based compensation plan, in which Lithium Business employees were eligible to participate prior to the IPO. Effective March 1, 2019 (the "Distribution Date"), each outstanding FMC equity award pursuant to the FMC Plan held by a Lithium Business employee was converted into a Livent equity award ("Converted Award") pursuant to the Livent Plan. The number of Livent shares subject to each Converted Award (and in the case of stock options, the exercise price of the award) was adjusted to preserve the aggregate intrinsic value of the original FMC Plan award as measured before and after the conversion, subject to rounding. Additionally, each outstanding award of FMC RSUs held by FMC employees and issued prior to 2019 was converted into Adjusted FMC RSUs which will vest in both FMC and Livent common stock shares, subject to the same terms and conditions as were applicable immediately prior to the conversion. See Note 11 for more information on the FMC Plan. There were 0.4 million and 0.3 million incremental shares related to the Converted Awards and Adjusted FMC RSUs that were included for diluted (loss)/earnings per share for the year ended December 31, 2020 and 2019, respectively.

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

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The inputs used to measure fair value are classified into the following hierarchy:
Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 - Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.
Level 3 - Unobservable inputs for the asset or liability.
The estimated fair value and the carrying amount of debt was $267.6 million and $236.7 million, respectively, as of December 31, 2020. Our 2025 Notes are classified as Level 2 in the fair value hierarchy. The estimated fair value and the carrying amount of debt was $154.6 million as of December 31, 2019.
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

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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
We recognize all derivatives on the balance sheet at fair value. On the date we enter into the derivative instrument, we generally designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in Accumulated Other Comprehensive Income ("AOCI") changes in the fair value of derivatives that are designated as and meet all the required criteria for, a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In contrast we immediately record in earnings changes in the fair value of derivatives that are not designated as cash flow hedges. As of December 31, 2020 and 2019, we did not have any open derivative cash flow hedge contacts.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $36.9 million at December 31, 2020.
Fair Value of Derivative Instruments
The Company had no open derivative cash flow hedge contracts as of December 31, 2020 and 2019. The following tables summarize the gains or losses related to our cash flow hedges and derivatives not designated as cash flow hedging instruments. The Company had no open derivative cash flow hedge contracts as of December 31, 2020 and 2019.

Derivatives in Cash Flow Hedging Relationships

(in Millions)	Total Foreign Exchange Contracts
Accumulated other comprehensive loss, net of tax at December 31, 2018	$(1.2)
Reclassification of deferred hedging losses, net of tax (1)	1.2
Total derivative instrument impact on comprehensive income, net of tax	1.2
Accumulated other comprehensive loss, net of tax at December 31, 2019	$—
____________________
(1)Amounts are included in “Cost of sales” on the consolidated and combined statements of income.

Derivatives Not Designated as Cash Flow Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (1)
		Year Ended December 31,
(in Millions)		2020	2019	2018
Foreign Exchange contracts	Cost of sales (2)	$(1.7)	$(1.2)	$(0.6)
Total		$(1.7)	$(1.2)	$(0.6)
____________________
(1)    Amounts in the columns represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.
(2)    A loss of $0.1 million, gain of $0.1 million, and gain of $0.2 million related to intercompany loan hedges is included in Restructuring and other charges in the consolidated and combined statement of operations for the years ended December 31, 2020, 2019 and 2018, respectively.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

Recurring Fair Value Measurements
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in our consolidated balance sheets as of December 31, 2020 and 2019.

(in Millions)	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$2.6	$2.6	$—	$—
Total Assets	$2.6	$2.6	$—	$—

Liabilities
Deferred compensation plan obligation (2)	$4.5	$4.5	$—	$—
Total Liabilities	$4.5	$4.5	$—	$—

(in Millions)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan(1)	$1.6	$1.6	$—	$—
Total Assets	$1.6	$1.6	$—	$—

Liabilities
Deferred compensation plan obligation (2)	$2.5	$2.5	$—	$—
Total Liabilities	$2.5	$2.5	$—	$—
____________________
(1)    Balance is included in “Other assets” in the consolidated balance sheets. Livent NQSP investments in Livent common stock are recorded as "Treasury stock" in the consolidated balance sheets and carried at historical cost. A mark-to-market loss of $1.0 million and $0.1 million related to the Livent common stock was recorded in "Selling, general and administrative expense" in the consolidated and combined statements of operations for the years ended December 31, 2020 and December 31, 2019, respectively, with a corresponding offset to the deferred compensation plan obligation in the consolidated balance sheets.
(2)    Balance is included in “Other long-term liabilities” in the consolidated balance sheets.
(3)    See the Fair Value of Derivative Instruments table within this Note for classifications on our consolidated balance sheets.

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Note 15: Commitments and Contingencies
Commitments
Leases
All of our leases are operating leases as of December 31, 2020. We have operating leases for corporate offices, manufacturing facilities, and land. Our leases have remaining lease terms of 2 years to 15 years. Quantitative disclosures about our leases under ASC 842 for the years ended December 31, 2020 and 2019 are summarized in the table below.

	Year ended December 31,
(in Millions)	2020	2019
Lease Cost
Operating lease cost (1)	$2.2	$2.2
Short-term lease cost	0.5	—
Variable lease cost (1)	0.2	0.2
Sublease income	—	(0.3)
Total lease cost (1)	$2.9	$2.1
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$2.1	$1.6
____________________________
(1)     Lease expense is classified as "Selling, general and administrative expenses" in our consolidated and combined statements of operations.

Under ASC 840, the Company's operating lease rent expense was $1.5 million for the year ended December 31, 2018. As of December 31, 2020, our operating leases had a weighted average remaining lease term of 11.7 years and a weighted average discount rate of 4.4%.

The table below presents a maturity analysis of our operating lease liabilities for each of the next five years and a total of the amounts for the remaining years.

(in Millions)	Undiscounted cash flows
2021	$2.0
2022	2.0
2023	1.8
2024	1.8
2025	1.8
Thereafter	11.2
Total future minimum lease payments	20.6
Less: Imputed interest	(4.4)
Total	$16.2
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

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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
On October 27, 2020, defendants entered into a stipulation of settlement with the state court plaintiffs to pay $7.4 million to resolve all claims related to the IPO. On October 29, 2020, the state court plaintiffs filed a motion seeking preliminary approval of the settlement. Preliminary approval was granted on December 22, 2020 and the final approval court hearing is scheduled for April 15, 2021. If approved, the settlement would resolve all pending litigation relating to the IPO, including the claims in both the state and federal actions. All deadlines in the state and federal actions are currently stayed in light of the settlement.
As of December 31, 2020, the Company has accrued a net loss contingency of $2.0 million, consisting of a $7.4 million settlement accrued liability offset by a $5.4 million insurance reimbursement receivable, in connection with the pending settlement.
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
On December 22, 2019, Nemaska, Nemaska Lithium Inc. and certain affiliates filed for creditor protection in Canada under the Companies’ Creditors Arrangement Act (the "CCAA") in the Superior Court of Québec (the “CCAA Court”). By order of the CCAA Court, the arbitration was stayed until further order of the CCAA Court. Nemaska did not assert any counterclaims against us in the context of the arbitration, nor any claim before the CCAA Court or otherwise, and we were not aware of any basis for Nemaska to assert any claims against us.
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

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

On August 24, 2020, Nemaska Lithium Inc. announced that it had accepted a sale proposal structured as a credit bid under the CCAA from a group made up of Orion Mine Finance, Investissement Quebec and The Pallinghurst Group (The Pallinghurst Group acting through a new entity named Quebec Lithium Partners; the "Nemaska Transaction"). In connection with the consummation of the Nemaska Transaction, Livent agreed to settle its claims against Nemaska Lithium Inc. and agreed to withdraw its Application before the CCAA Court in exchange for payment of an agreed upon portion of the Escrow Funds (subject to the final determination of any appeals).
On October 15, 2020, the Nemaska Transaction was approved by the CCAA Court pursuant to an approval and vesting order. Appeals of this order were filed with the Quebec Court of Appeals by two creditors of Nemaska, and were subsequently dismissed. These creditors have sought leave to appeal to the Supreme Court of Canada and judgment is pending.
Livent has entered into agreements with The Pallinghurst Group relating to Quebec Lithium Partners (a joint venture owned equally by The Pallinghurst Group and Livent) and the conduct of certain business operations previously conducted by Nemaska Lithium Inc.
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

Note 16: Supplemental Information

The following tables present details of prepaid and other current assets, other assets, accrued and other liabilities and other long-term liabilities as presented on the consolidated balance sheets:

(in Millions)	December 31,
	2020	2019
Prepaid and other current assets
Argentina government receivable (1)	$10.8	$7.8
Tax related items	15.7	14.1
Other receivables	8.6	9.9
Prepaid expenses	8.2	9.2
Bank Acceptance Drafts (2)	0.2	7.4
Other current assets (3)	12.8	3.4
Total	$56.3	$51.8

(in Millions)	December 31,
	2020	2019
Other assets
Argentina government receivable (1)	$55.8	$55.0
Advance to contract manufacturers (4)	16.3	15.9
Capitalized software, net	1.8	1.1
Prepayment associated with long-term supply agreement (5)	—	10.0
Tax related items (6)	2.7	3.6
Other long-term assets	11.8	5.9
Total	$88.4	$91.5
____________________

LIVENT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(1)     We have various subsidiaries that conduct business within Argentina. At December 31, 2020 and 2019, $39.5 million and $38.0 million of outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables, were denominated in U.S. dollars. As with all outstanding receivable balances we continually review recoverability by analyzing historical experience, current collection trends and regional business and political factors among other factors.
(2)    Bank Acceptance Drafts are a common Chinese finance note used to settle trade transactions. Livent accepts these notes from Chinese customers based on criteria intended to ensure collectability and limit working capital usage.
(3)    December 31, 2020 includes a $5.4 million receivable for insurance reimbursement related to the IPO litigation settlement which was netted with the IPO litigation settlement accrual in "Restructuring and other" in the consolidated and combined statement of operations (See Note 7 and Note 15 for details).
(4)    We record deferred charges related to certain contract manufacturing agreements which we amortize over the term of the underlying contract.
(5)    See Note 15 for further discussion about Nemaska arrangement and long-term supply agreement settlement.
(6)    Represents an offsetting non-current deferred asset of $2.7 million relating to specific uncertain tax positions and other tax related items. See footnote (1) of the reconciliation table of the beginning and ending amount of unrecognized tax benefits within Note 9 for more information.

(in Millions)	December 31,
	2020	2019
Accrued and other current liabilities
Restructuring reserves	$3.2	$3.3
Severance	2.5	—
Retirement liability - 401K	2.6	2.7
Accrued payroll	12.5	6.7
Environmental reserves, current	0.6	0.5
Other accrued and other current liabilities(1)	15.3	23.2
Total	$36.7	$36.4

(in Millions)	December 31,
	2020	2019
Other long-term liabilities
Asset retirement obligations	$0.3	$0.2
Contingencies related to uncertain tax positions (2)	3.4	4.1
Deferred compensation plan obligation	4.5	2.5
Self insurance reserves	1.5	1.9
Accrued investment in unconsolidated affiliate	6.2	—
Other long-term liabilities	1.3	1.3
Total	$17.2	$10.0
____________________

(1)     December 31, 2020 includes a $7.4 million settlement accrual related to IPO litigation. See Note 15 for details about IPO litigation settlement. 2020 and 2019 amounts include accrued capital expenditures related to our expansion projects.
(2)    At December 31, 2020, we have recorded a liability for uncertain tax positions of $3.0 million and a $0.4 million indemnification liability to FMC for assets where the offsetting uncertain tax position is with FMC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors Livent Corporation:

Opinion on the Consolidated and Combined Financial Statements
We have audited the accompanying consolidated balance sheets of Livent Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated and combined statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated and combined financial statements). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Changes in Accounting Principles
As discussed in Notes 2 and 3 to the consolidated and combined financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standard Boards’s Accounting Standards Codification (ASC) Topic 842, Leases.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated and combined financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated and combined financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated and combined financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of uncertain tax positions
As discussed in Note 9 to the consolidated and combined financial statements, the Company has recorded unrecognized tax benefits of $2.7 million as of December 31, 2020. This balance primarily relates to tax positions from periods prior to the Company’s initial public offering in 2018 and for which the Company is indemnified for by its former parent, FMC Corporation.
We identified the assessment of the Company’s unrecognized tax benefits, other than those that are indemnified by the Company’s former parent, as a critical audit matter. This is due to the complex auditor judgment that was required in evaluating the Company’s interpretation of tax laws in the international jurisdictions in which the Company operates, its intercompany charges and cross-jurisdictional transfer pricing (collectively “intercompany pricing”) policies, and its estimate of the ultimate resolution of the tax positions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included certain controls related to the interpretation of tax law and related to intercompany pricing policies. We also tested certain controls related to the application of tax law and intercompany pricing policies in the liability estimation process. Since tax laws, as well as intercompany pricing, are complex and often subject to interpretation, we involved tax and transfer pricing professionals with specialized skills and knowledge, who assisted in:

–evaluating the Company’s interpretation of tax law and the potential impact of intercompany pricing policies on the unrecognized tax benefits
–assessing intercompany pricing studies for compliance with applicable laws and regulations
–assessing the reliability of the data used in the intercompany pricing studies
–inspecting settlement documents with applicable taxing authorities, and assessing the expiration of statutes of limitations
–assessing the amounts recognized in the financial statements to check that they are consistent with the amounts determined for the related uncertain tax positions.

In addition, we evaluated the Company’s ability to accurately estimate its unrecognized tax benefits by comparing historical unrecognized tax benefits to actual results upon conclusion of tax examinations or expiration of the statute of limitations.

                        /s/ KPMG LLP

We have served as the Company’s auditor since 2017.
Philadelphia, Pennsylvania
February 26, 2021

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. We based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (COSO 2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. We reviewed the results of our assessment with the Audit Committee of our Board of Directors.
Based on this assessment, we determined that, as of December 31, 2020, Livent has effective internal control over financial reporting.
KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2020, which appears on the following page.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Livent Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Livent Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated and combined statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated and combined financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated and combined financial statements.
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
February 26, 2021

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
(d) Change in Internal Controls over Financial Reporting. There have been no changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2020 that materially affected or are reasonably likely to materially affect our internal control over financing reporting.

ITEM 9B.    OTHER INFORMATION

The Livent Corporation Executive Severance Plan (the “Plan”) provides severance benefits to certain executives that have a qualifying termination within 24 months following a change in control of the Company. The Plan was amended on February 22, 2021, to enhance the severance benefits provided thereunder, by adding a severance payout in an amount equal to one time (for Tier III participants), two times (for Tier II participants) or three times (for Tier I participants) the annual Company contribution made on the executive’s behalf to the Livent Savings and Investment Plan and Livent Non-qualified Savings Plan immediately prior to the change in control. Each participating executive is designated to be a Tier I, Tier II or Tier III participant in accordance with the Plan. With respect to our executive officers identified in Item 4A of this Annual Report on Form 10-K, Paul W. Graves, President, Chief Executive Officer and Director, and Gilberto Antoniazzi, Vice President and Chief Financial Officer, are each designated as Tier I participants, and Sara Ponessa, Vice President, General Counsel and Secretary, is designated as a Tier II participant. Each participant under the Plan has executed an updated executive severance agreement under the Plan consistent with the above.
On February 22, 2021, the Compensation Committee of the Board of Directors of the Company granted 57,740 restricted stock units (“RSUs”) to Mr. Graves, 15,357 RSUs to Mr. Antoniazzi and 10,285 RSUs to Ms. Ponessa, and a non-qualified stock option (an “NQO”) to purchase 200,512 shares to Mr. Graves, an NQO to purchase 53,328 shares to Mr. Antoniazzi, and an NQO to purchase 35,717 shares to Ms. Ponessa. The RSUs will vest and the NQOs will become exercisable on the third anniversary of the grant date, subject to the executive’s continued service. In addition, upon the earlier occurrence of a change in control (if the award is not assumed or continued), or the executive’s death, disability, or involuntary termination within two years following a change in control, the RSUs will vest and the NQOs will become exercisable. The RSUs will also vest on a pro rata basis upon an involuntary termination that does not occur in connection with a change in control. The executive must execute a release of claims in order to vest into the awards on an accelerated basis upon disability or an involuntary termination.
In consultation with its independent compensation consultant, the Compensation Committee used a peer group of comparable companies as a reference point in determining the sizing of these grants. The grants set long-term incentive award values that the Compensation Committee believes are aligned with competitive market levels for comparable positions at the peer companies and reflective of performance and contribution level of the executives. A more fulsome description of the Compensation Committee’s determinations with respect to these grants will be included in the Company’s annual proxy statement in 2022.

PART III

Item 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing under the caption “III. Board of Directors” in our Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders scheduled to be held on April 29, 2021 (the “Proxy Statement”), information concerning executive officers, appearing under the caption “Item 4A. Executive Officers of the Registrant” in Part I of this Form 10-K, information concerning the Audit Committee, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance - Committees and Independence of Directors - Audit Committee” in the Proxy Statement, and information concerning the Code of Ethics, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance - Corporate Governance - Code of Ethics and Business Conduct Policy” in the Proxy Statement, and is incorporated herein by reference in response to this Item 10.

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
Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities of Livent are authorized for issuance as of December 31, 2020. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and restricted stock units (A) (1)	Weighted-average exercise price of outstanding options awards (B) (2)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C) (3)
Equity Compensation Plans approved by stockholders	3,579,841	$12.45	2,710,159

(1)Includes 1,973,020 stock options and 452,701 Restricted Stock Units granted to Livent employees, 235,498 Restricted Stock Units held by Livent non-employee directors and 918,622 Restricted Stock Units held by FMC personnel but subject to settlement in Livent common stock as a result of the bifurcation of certain FMC equity awards in connection with the Distribution.
(2)Taking into account all outstanding awards included in this table, the weighted-average exercise price of such stock options is $12.45 and the weighted-average term-to-expiration is 6.2 years.
(3)The Livent Plan contains an “evergreen” provision, pursuant to which the number of shares of Livent common stock available for issuance under the Livent Plan will be increased by an amount equal to the lesser of (a) 3% of the number of issued and outstanding shares of common stock as of January 1 of each year or (b) such other number of shares of common stock as determined by the Board of Directors in its discretion.  On January 8, 2021, the Company registered 4,393,837 additional shares of Livent common stock which were authorized for issuance pursuant to the evergreen provision under the Livent Plan. Any shares underlying the evergreen provision pool cannot be granted pursuant to new awards after December 31, 2028.

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
(a)Documents filed with this Report
    1. Consolidated and combined financial statements of Livent Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K.
The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.
2. Exhibits: See attached Index of Exhibits
(b)Exhibits

Exhibit No.	Exhibit Description
*3.1	Certificate of Incorporation of Livent Corporation (Exhibit 3.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1/A filed on October 1, 2018 (the "2018 Form S-1/A"))
*3.2	By-Laws of Livent Corporation (Exhibit 3.2 to the 2018 Form S-1/A)
*4.1	Form of Common Stock Certificate (Exhibit 4.1 to the 2018 Form S-1/A)
4.2	Description of Common Stock
*4.3	Indenture, dated as of June 25, 2020, between Livent Corporation and U.S. Bank National Association. (Exhibit 4.1 to Current Report on Form 8-K filed on June 25, 2020)
*4.4.	Form of 4.125% Convertible Senior Notes due 2025 (Exhibit 4.2 to Current Report on Form 8-K filed on June 25, 2020)
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

†*10.10	Livent Corporation Incentive Compensation and Stock Plan, as of October 10, 2018 (Exhibit 99 to the Registrant's Registration Statement on Form S-8 filed on October 11, 2018)
†*10.11	Form of IPO RSU Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan (Exhibit 10.11 to the 2018 Form S-1/A)
†*10.12	Form of IPO Option Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan (Exhibit 10.12 to the 2018 Form S-1/A)
†10.13	Form of Employee RSU Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan
†10.14	Form of Employee Option Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan
†*10.15	Form of Non-Employee Director RSU Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan (Annual Equity Grant) (Exhibit 10.13 to the 2018 Form S-1/A)
†*10.16	Form of Non-Employee Director RSU Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan (Retainer Grant) (Exhibit 10.14 to the 2018 Form S-1/A)
†*10.17	Livent Corporation Compensation Policy for Non-Employee Directors, as of December 11, 2018 (Exhibit 10.17 to the 2018 Form 10-K)
†*10.18	Livent Corporation Executive Severance Guidelines for Corporate Officers, as of October 10, 2018 (Exhibit 10.18 to the 2018 Form 10-K)

Exhibit No.	Exhibit Description
†10.19	Livent Corporation Executive Severance Plan, dated as of February 22, 2021, with Form of Agreement..
†10.20
Executive Severance Agreement, dated as of February 23, 2021, by and between Livent Corporation and Paul Graves. Pursuant to Instruction 2 to Item 601 of Regulation S-K, Executive Severance Agreements that are substantially identical in all material respects, except as to the parties thereto, the Executive Severance Agreement between Livent Corporation and Gilberto Antoniazzi was not filed.

†*10.21	Livent Non-qualified Savings Plan Adoption Agreement, as of January 1, 2019 (Exhibit 10.21 to the 2018 Form 10-K)
†*10.22	Livent Non-qualified Savings Plan, as of January 1, 2019 (Exhibit 10.22 to the 2018 Form 10-K)
†10.23	Executive Severance Agreement, dated as of February 24, 2021, by and between Livent Corporation and Sara Ponessa
*10.24
First Amendment to the Credit Agreement, dated May 6, 2020, by and among Livent Corporation, FMC Lithium USA Corp., the guarantor subsidiaries described therein, Citibank, N.A., as administrative agent, and the lenders and issuing banks listed therein (Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020)

*10.25
Second Amendment to the Credit Agreement, dated August 3, 2020, by and among Livent Corporation, FMC Lithium USA Corp., the guarantor subsidiaries described therein, Citibank, N.A., as administrative agent, and the lenders and issuing banks listed therein (Exhibit 10.2 to the Registrants Quarterly Report on Form 10-Q for the three months ended June 30, 2020)

10.26	First Amendment to Trademark License Agreement, dated as of May 11, 2020, by and among FMC Corporation and Livent Corporation
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
23.2	Consent of Bloomberg New Energy Finance
23.3	Consent of Roskill Consulting Group Limited
23.4	Consent of EV-Volumes
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code
101	Interactive Data File
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
Date: February 26, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/S/ PAUL W. GRAVES Paul W. Graves	President, Chief Executive Officer and Director	February 26, 2021
/S/ GILBERTO ANTONIAZZI Gilberto Antoniazzi	Vice President and Chief Financial Officer	February 26, 2021
/S/ RONALD STARK Ronald Stark	Chief Accounting Officer	February 26, 2021
/S/ PIERRE R. BRONDEAU Pierre R. Brondeau	Chairman and Director	February 26, 2021
/S/ ROBERT C. PALLASH Robert C. Pallash	Director	February 26, 2021
/S/ G. PETER D’ALOIA G. Peter D’Aloia	Director	February 26, 2021
/S/ MICHAEL F. BARRY Michael F. Barry	Director	February 26, 2021
/S/ STEVEN T. MERKT Steven T. Merkt	Director	February 26, 2021
/S/ ANDREA E. UTECHT Andrea E. Utecht	Director	February 26, 2021
/S/ CHRISTINA LAMPE-ÖNNERUD Christina Lampe-Önnerud	Director	February 26, 2021
/S/ PABLO MARCET Pablo Marcet	Director	February 26, 2021