Form 10-Q
period 2021-03-31
Livent Corp.
filed 2021-05-06
CIK 1742924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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

☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).    YES  ☐    NO  ☒
As of March 31, 2021, there were 146,565,688 shares of Common Stock, $0.001 par value per share, outstanding.

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
ASU 2020-06
ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity

CCAA	The Companies’ Creditors Arrangement Act (Canada)
CCAA Court	The Superior Court of Québec where Nemaska, Nemaska Lithium Inc. and certain affiliates filed for creditor protection in Canada under the CCAA
Credit Agreement	The Original Credit Agreement, as amended on May 6, 2020, by the First Amendment and August 3, 2020, by the Second Amendment
EAETR	Estimated annual effective tax rate
Escrow Funds	The funds held in escrow by a third party for the benefit of Livent in connection with the Nemaska matter
ESG	Environmental, social and governance
EV	Electric vehicle
FASB	Financial Accounting Standards Board
First Amendment	On May 6, 2020, Livent Corporation entered into the First Amendment to the Credit Agreement to amend and restate the Original Credit Agreement
FMC	FMC Corporation
FMC Plan	FMC Corporation Incentive Compensation and Stock Plan
IPO	Initial public offering
Livent NQSP	Livent Non-Qualified Savings Plan
Livent Plan	Livent Corporation Incentive Compensation and Stock Plan
Nemaska	Nemaska Lithium Shawinigan Transformation Inc., a subsidiary of Nemaska Lithium Inc. based in Québec, Canada
Nemaska Transaction	The transaction through which a consortium has purchased and will operate the business previously conducted by Nemaska Lithium Inc., a Canadian lithium producer
Original Credit Agreement	On September 18, 2018 Livent Corporation entered into the credit agreement, which provides for a $400 million senior secured revolving credit facility
Over-Allotment Option	Option to purchase an additional $20.75 million principal amount of 2025 Notes exercised on July 7, 2020.
Revolving Credit Facility	Livent's $400 million senior secured revolving credit facility
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
Second Amendment	On August 3, 2020, Livent Corporation entered into the Second Amendment to the Credit Agreement to amend the Credit Agreement
Securities Act	Securities Act of 1933
Separation	On October 15, 2018, Livent completed its IPO and sold 20 million shares of Livent common stock to the public at a price of $17.00 per share
Tax Act	Tax Cuts and Jobs Act
U.S. GAAP	United States Generally Accepted Accounting Principles

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2021	2020
(in Millions, Except Per Share Data)	(unaudited)
Revenue	$91.7	$68.5
Cost of sales	78.4	53.9
Gross margin	13.3	14.6
Selling, general and administrative expenses	10.7	10.8
Research and development expenses	0.7	1.0
Restructuring and other charges	0.3	4.8
Separation-related costs	(0.1)	0.1
Total costs and expenses	90.0	70.6
Income/(loss) from operations before equity in net loss of unconsolidated affiliates, interest expense, net and income taxes	1.7	(2.1)
Equity in net loss of unconsolidated affiliates	1.3	0.1
Interest expense, net	0.3	—
Income/(loss) from operations before income taxes	0.1	(2.2)
Income tax expense/(benefit)	0.9	(0.3)
Net loss	$(0.8)	$(1.9)
Net loss per weighted average share - basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic and diluted	146.5	146.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2021	2020
(in Millions)	(unaudited)
Net loss	$(0.8)	$(1.9)
Other comprehensive loss, net of tax:
Foreign currency adjustments:
Foreign currency translation loss arising during the period	(0.3)	(1.8)
Total foreign currency translation adjustments (1)	(0.3)	(1.8)
Other comprehensive loss, net of tax	(0.3)	(1.8)
Comprehensive loss	$(1.1)	$(3.7)
____________________
1.Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries because it is our intention that such earnings will remain invested in those subsidiaries indefinitely.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	March 31, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$21.5	$11.6
Trade receivables, net of allowance of $0.4 in 2021 and $0.4 in 2020	82.7	76.3
Inventories, net	96.7	105.6
Prepaid and other current assets	40.6	56.3
Total current assets	241.5	249.8
Investments	22.8	23.8
Property, plant and equipment, net of accumulated depreciation of $228.1 in 2021 and $222.4 in 2020	560.0	545.3
Deferred income taxes	12.1	13.4
Right of use assets - operating leases, net	4.9	16.1
Other assets	87.3	88.4
Total assets	$928.6	$936.8
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, trade and other	$38.7	$43.9
Accrued customer rebates	—	0.3
Accrued and other current liabilities	20.4	36.7
Operating lease liabilities - current	0.7	1.4
Income taxes	0.4	—
Total current liabilities	60.2	82.3
Long-term debt	298.9	274.6
Operating lease liabilities - long-term	4.3	14.8
Environmental liabilities	6.2	6.1
Deferred income taxes	6.1	5.6
Other long-term liabilities	17.3	17.2
Commitments and contingent liabilities (Note 13)
Total current and long-term liabilities	393.0	400.6
Equity
Common stock; $0.001 par value; 2 billion shares authorized in 2018; 146,665,594 and 146,461,249 shares issued; 146,565,688 and 146,361,981 outstanding at March 31, 2021 and December 31, 2020, respectively	0.1	0.1
Capital in excess of par value of common stock	521.5	520.9
Retained earnings	59.5	60.3
Accumulated other comprehensive loss	(44.7)	(44.4)
Treasury stock, common; 99,906 and 99,268 shares at March 31, 2021 and December 31, 2020, respectively	(0.8)	(0.7)
Total equity	535.6	536.2
Total liabilities and equity	$928.6	$936.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2021	2020
(in Millions)	(unaudited)
Cash provided/(required) by operating activities:
Net loss	$(0.8)	$(1.9)
Adjustments to reconcile net loss to cash provided/(required) by operating activities:
Depreciation and amortization	6.2	5.6
Restructuring and other charges	0.1	2.4
Deferred income taxes	1.3	—
Separation-related costs	0.6	(0.1)
Share-based compensation	1.1	1.0
Change in investments in trust fund securities	(0.2)	(0.3)
Deferred financing fees amortization	0.3	—
Equity in net loss of unconsolidated affiliates	1.3	0.1
Changes in operating assets and liabilities:
Trade receivables, net	(6.3)	33.0
Inventories	9.1	(8.9)
Accounts payable, trade and other	(5.2)	(40.2)
Change in deferred compensation	0.6	0.4
Income taxes	0.4	(0.8)
Change in prepaid and other current assets and other assets	16.5	(2.7)
Change in accrued and other current liabilities and other long-term liabilities	(12.3)	7.0
Cash provided/(required) by operating activities	12.7	(5.4)
Cash required by investing activities:
Capital expenditures(1)	(25.5)	(56.0)
Investments in trust fund securities	(0.6)	(0.3)
Other investing activities	(0.9)	—
Cash required by investing activities	(27.0)	(56.3)
Cash provided by financing activities:
Proceeds from Revolving Credit Facility	37.0	95.5
Repayments of Revolving Credit Facility	(13.0)	(39.0)
Proceeds from issuance of common stock	0.2	—
Cash provided by financing activities	24.2	56.5
Effect of exchange rate changes on cash and cash equivalents	—	(0.2)
Increase/(decrease) in cash and cash equivalents	9.9	(5.4)
Cash and cash equivalents, beginning of period	11.6	16.8
Cash and cash equivalents, end of period	$21.5	$11.4

Supplemental Disclosure for Cash Flow:
Cash refunds for income taxes, net (2)	$(1.2)	$(0.3)
Cash payments for interest, net (1)	$6.4	$2.2
Cash payments for Restructuring and other charges	$0.2	$2.4
Cash payments for Separation-related charges	$(0.7)	$0.2
Accrued capital expenditures	$4.4	$23.5
Operating lease right-of-use assets and lease liabilities recorded for ASC 842	$—	$0.8
____________________
1.For the three months ended March 31, 2021, $3.7 million of interest expense was capitalized. All of the interest related to our Revolving Credit Facility was capitalized for the three months ended March 31, 2020.
2.Three months ended March 31, 2020 includes $1.9 million refund from FMC related to the Company's 2018 federal income tax return.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(in Millions Except Per Share Data)	Common Stock, $0.001 Per Share Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2019	$0.1	$516.4	$76.6	$(48.3)	$(0.8)	$544.0
Net loss	—	—	(1.9)	—	—	(1.9)
Stock compensation plans	—	1.2	—	—	—	1.2
Shares withheld for taxes - common stock issuances	—	(0.7)	—	—	—	(0.7)
Foreign currency translation adjustments	—	—	—	(1.8)	—	(1.8)
Balance, March 31, 2020	$0.1	$516.9	$74.7	$(50.1)	$(0.8)	$540.8

Balance, December 31, 2020	$0.1	$520.9	$60.3	$(44.4)	$(0.7)	$536.2
Net loss	—	—	(0.8)	—	—	(0.8)
Stock compensation plans	—	1.2	—	—	—	1.2
Exercise of stock options	—	0.2	—	—	—	0.2
Shares withheld for taxes - common stock issuances	—	(0.8)	—	—	—	(0.8)
Net purchases of Treasury Stock - Non qualified Plan	—	—	—	—	(0.1)	(0.1)
Foreign currency translation adjustments	—	—	—	(0.3)	—	(0.3)
Balance, March 31, 2021	$0.1	$521.5	$59.5	$(44.7)	$(0.8)	$535.6

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
Most markets for lithium chemicals are global with significant growth occurring in Asia, Europe and North America, primarily driven by the development and manufacture of lithium-ion batteries. We are one of the primary producers of performance lithium compounds.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 2: Principal Accounting Policies and Related Financial Information
The accompanying condensed consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted from these interim financial statements. The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our condensed consolidated financial position at March 31, 2021 and December 31, 2020, the condensed consolidated results of operations for the three months ended March 31, 2021 and 2020, and the condensed consolidated cash flows for the three months ended March 31, 2021 and 2020. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These statements, therefore, should be read in conjunction with the annual consolidated and combined financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Annual Report on Form 10-K").
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
4.125% Convertible Senior Notes due 2025 (the “2025 Notes”)
We account for our 2025 Notes under Accounting Standards Update ("ASU") No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"), which we early adopted January 1, 2021 under the full retrospective method. See Note 3 and Note 9 for details.

There were no other significant changes to our accounting policies that are set forth in detail in Note 2 to our annual consolidated and combined financial statements in Part II, Item 8 of our 2020 Annual Report on Form 10-K.

Note 3: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
In April 2020, the Financial Accounting Standard Board ("FASB") issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. An entity may optionally elect to apply the amendments effective in the first interim period that includes or is subsequent to March 12, 2020 through December 31, 2022. We are evaluating the effect the guidance will have on our condensed consolidated financial statements.
Recently adopted accounting guidance
In August 2020, FASB issued ASU 2020-06. The ASU reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion model. As compared with current U.S. GAAP, more convertible debt instruments will be reported as a single liability instrument and the interest rate of more convertible debt instruments will be closer to the coupon interest rate. The ASU also aligns the consistency of diluted Earnings Per Share ("EPS") calculations for convertible instruments by requiring that (1) an entity use the if-converted method and (2) share settlement be included in the diluted EPS calculation for both convertible instruments and equity contracts when those contracts include an option of cash settlement or share settlement. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB has specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. We elected to early adopt ASU 2020-06 on January 1, 2021, using the full retrospective

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
method. Prior to adoption, under Accounting Standards Codification 470-20, Debt with Conversion and Other Options ("ASC 470-20"), we had separately accounted for the liability and equity components of our 2025 Notes, which may be settled entirely or partially in cash upon conversion, in a manner that reflected the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2025 Notes was that the equity component was required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component was treated as original issue discount for purposes of accounting for the debt component of the 2025 Notes. As a result, prior to the adoption of ASU 2020-06, we were required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the 2025 Notes to their face amount over the term of the 2025 Notes. Because we intend to settle in cash the principal outstanding under our 2025 Notes, we previously used the treasury stock method when calculating their potential dilutive effect, if any. ASU 2020-06 now requires us to use the if-converted method for EPS. For the full retrospective method of adoption, the accounting change was recognized as an adjustment to the balance of retained earnings, additional paid-in capital, long-term debt and deferred income taxes in our consolidated balance sheet as of December 31, 2020, the year in which the 2025 Notes were issued. See Note 9 and Note 11 for further details.
In December 2019, FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in this ASU simplified the accounting for income taxes by removing certain exceptions to the general principle in Topic 740. The amendments also contain improvements and clarifications of certain guidance in Topic 740. The new amendments are effective for fiscal years beginning after December 15, 2020 (i.e. a January 1, 2021 effective date), with early adoption permitted. We adopted the amendments as of January 1, 2021 and the adoption did not have a material impact on our condensed consolidated financial statements.

Note 4: Revenue Recognition

Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and by product categories. The following table provides information about disaggregated revenue by major geographical region:

(in Millions)	Three Months Ended March 31,
	2021	2020
North America (1)	$13.3	$14.8
Latin America	—	0.1
Europe, Middle East & Africa	17.5	11.3
Asia Pacific (1)	60.9	42.3
Total Revenue	$91.7	$68.5
1.During the three months ended March 31, 2021, countries with sales in excess of 10% of combined revenue consisted of Japan, the U.S, China and South Korea. Sales for the three months ended March 31, 2021 for Japan, the U.S., China and South Korea totaled $16.7 million, $13.1 million, $27.0 million and $11.1 million, respectively. During the three months ended March 31, 2020, countries with sales in excess of 10% of combined revenue consisted of Japan and the U.S. Sales for the three months ended March 31, 2020 for Japan and the U.S. totaled $31.1 million and $14.6 million, respectively.

For the three months ended March 31, 2021, one customer accounted for approximately 37% of total revenue and our 10 largest customers accounted in aggregate for approximately 69% of revenue. For the three months ended March 31, 2020, one customer accounted for approximately 39% of total revenue and our 10 largest customers accounted in aggregate for approximately 66% of our revenue. A loss of any material customer could have a material adverse effect on our business, financial condition and results of operations.

The following table provides information about disaggregated revenue by major product category:

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Three Months Ended March 31,
	2021	2020
Lithium Hydroxide	$49.8	$37.7
Butyllithium	25.9	21.5
High Purity Lithium Metal and Other Specialty Compounds	8.9	8.0
Lithium Carbonate and Lithium Chloride	7.1	1.3
Total Revenue	$91.7	$68.5

Contract asset and contract liability balances
The following table presents the opening and closing balances of our receivables, net of allowances. As of March 31, 2021 and December 31, 2020, there were no contract liabilities from contract with customers.

(in Millions)	Balance as of March 31, 2021	Balance as of December 31, 2020	Increase (Decrease)
Receivables from contracts with customers, net of allowances	$82.7	$76.3	$6.4
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
Performance obligations
Occasionally, we may enter into multi-year take or pay supply agreements with customers. The aggregate amount of revenue expected to be recognized related to these contracts’ performance obligations that are unsatisfied or partially unsatisfied is approximately $42 million for the remainder of 2021. These approximate revenues do not include amounts of variable consideration attributable to contract renewals or contract contingencies. Based on our past experience with the customers under these arrangements, we expect to continue recognizing revenue in accordance with the contracts as we transfer control of the product to the customer (refer to the sales of goods section for our determination of transfer of control). However, in the case a shortfall of volume purchases occurs, we will recognize the amount payable by the customer over the remaining performance obligations in the contract.

Note 5: Inventories, Net
Inventories consisted of the following:

(in Millions)	March 31, 2021	December 31, 2020
Finished goods	$35.3	$36.1
Semi-finished goods	46.9	46.2
Raw materials, supplies and other	14.5	23.3
Inventory, net	$96.7	$105.6

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 6: Investments
In 2020, Livent entered into an agreement with The Pallinghurst Group relating to Québec Lithium Partners ("QLP"), a joint venture owned equally by The Pallinghurst Group and Livent, and the conduct of certain business operations and oversight previously conducted solely by Nemaska Lithium Inc. for the development of a fully integrated lithium chemical asset located in Québec, Canada that is not yet in commercial production. The Company accounts for the investment in QLP as an equity method investment included in Investments in our consolidated balance sheets. For the three months ended March 31, 2021, we recorded a $1.3 million loss related to our 50% equity interest in QLP to Equity in net loss of unconsolidated affiliates in our condensed consolidated statement of operations. The carrying amount of our 50% equity interest in QLP was $19.9 million and $21.2 million as of March 31, 2021 and December 31, 2020, respectively. See Note 13 for details.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 7: Restructuring and Other Charges
The following table shows other charges included in "Restructuring and other charges" in the condensed consolidated statements of operations:

	Three Months Ended March 31,
(in Millions)	2021	2020
Restructuring charges
Severance-related and exit costs (1)	$—	$4.4
Other charges
Environmental remediation (2)	0.1	0.1
Other (3)	0.2	0.3
Total Restructuring and other charges	$0.3	$4.8
___________________
1.Three months ended March 31, 2020 includes severance costs for management changes at certain operating and administrative facilities and exit costs of $1.0 million for the closing of leased office space.
2.There is one environmental remediation site in Bessemer City, North Carolina.
3.Three months ended March 31, 2021 consists primarily of transaction related legal fees. See Note 13 for more details. Three months ended March 31, 2020 consists primarily of legal fees related to IPO securities litigation.

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
Provision for income taxes for the three months ended March 31, 2021 was $0.9 million resulting in an effective tax rate of 900%. Provision for income taxes for the three months ended March 31, 2020 was a benefit of $0.3 million resulting in an effective tax rate of 13.6%.

Note 9: Debt
Long-term debt
Long-term debt consists of the following:

	Interest Rate Percentage			Maturity Date	March 31, 2021	December 31, 2020
(in Millions)	LIBOR borrowings	Base rate borrowings
Revolving Credit Facility (1)	2.4%	4.5%		2023	$59.6	$35.6
4.125% Convertible Senior Notes due 2025			4.125%	2025	245.8	245.8
Transaction costs - 2025 Notes					(6.5)	(6.8)
Total long-term debt (2)					$298.9	$274.6
______________________________
1.As of March 31, 2021 and December 31, 2020, there were $14.4 million in letters of credit outstanding under our Revolving Credit Facility and $251.0 million and $275.0 million available funds as of March 31, 2021 and December 31, 2020, respectively. Fund availability is subject to the Company meeting its debt covenants.
2.As of March 31, 2021 and December 31, 2020, the Company had no debt maturing within one year.
On January 1, 2021, the Company elected to early adopt ASU 2020-06 under the full retrospective method, that is, the accounting change was recognized as an adjustment to the balance of retained earnings, additional paid-in capital, long-term debt and deferred income taxes in our consolidated balance sheet as of December 31, 2020, the year in which the 2025 Notes were issued. The ASU reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion model. Our 2025 Notes are now reported as a single liability instrument net of transaction costs with an interest rate closer to the coupon interest rate.
The comparative financial statements of prior years have been adjusted to apply the adopted guidance retrospectively:

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Statement of operations
(in Millions)
Three months ended March 31, 2021	As computed under ASC 470-20	As reported under ASU 2020-06	Effect of change
Interest expense	$2.0	$0.3	$(1.7)
(Loss)/income from operations before income taxes	(1.6)	0.1	1.7
Income tax expense	0.5	0.9	0.4
Net loss	$(2.1)	$(0.8)	$1.3
Net loss per weighted average share - basic and diluted	$(0.01)	$(0.01)	$—

Year ended December 31, 2020	As originally reported	As adjusted	Effect of change
Interest expense	$3.7	$0.3	$(3.4)
Loss from operations before income taxes	(25.4)	(22.0)	3.4
Income tax benefit	(6.5)	(5.7)	0.8
Net loss	$(18.9)	$(16.3)	$2.6
Net loss per weighted average share - basic and diluted	$(0.13)	$(0.11)	$0.02

Balance Sheet
(in Millions)
March 31, 2021	As computed under ASC 470-20	As reported under ASU 2020-06	Effect of change
Deferred income taxes	$14.0	$6.1	$(7.9)
Long-term debt	262.7	298.9	36.2
Total liabilities	$276.7	$305.0	$28.3
Common stock, $0.001 per share par value	0.1	0.1	—
Capital in excess of par value of common stock	553.7	521.5	(32.2)
Retained earnings	55.6	59.5	3.9
Accumulated other comprehensive loss	(44.7)	(44.7)	—
Treasury stock	(0.8)	(0.8)	—
Total equity	563.9	535.6	(28.3)
Total liabilities and equity	$840.6	$840.6	$—

December 31, 2020	As originally reported	As adjusted	Effect of change
Deferred income taxes	$13.9	$5.6	$(8.3)
Long-term debt	236.7	274.6	37.9
Total liabilities	$250.6	$280.2	$29.6
Common stock	0.1	0.1	—
Capital in excess of par value of common stock	553.1	520.9	(32.2)
Retained earnings	57.7	60.3	2.6
Accumulated other comprehensive loss	(44.4)	(44.4)	—
Treasury stock, common, at cost	(0.7)	(0.7)	—
Total equity	565.8	536.2	(29.6)
Total liabilities and equity	$816.4	$816.4	$—

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Statement of cash flows
(in Millions)
Three months ended March 31, 2021	As computed under ASC 470-20	As reported under ASU 2020-06	Effect of change
Net loss	$(2.1)	$(0.8)	$1.3
Adjustments to reconcile net loss to cash provided by operating activities:
Deferred income taxes	0.9	1.3	0.4
Deferred financing fee amortization	2.0	0.3	(1.7)
Net cash provided by operating activities	0.8	0.8	—
Net increase in cash and cash equivalents	9.9	9.9	—
Cash and cash equivalents, beginning of period	11.6	11.6	—
Cash and cash equivalents, end of period	$21.5	$21.5	$—
2025 Notes
In the second quarter of 2021, the holders of the 2025 Notes were notified that the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, March 31, 2021 was greater than or equal to 130% of the conversion price on each trading day, and as a result, the holders have the option to convert all or any portion of their 2025 Notes through June 30, 2021. The 2025 Notes are classified as long-term debt.
The Company recorded $0.4 million of interest expense related to the amortization of transaction costs for the three months ended March 31, 2021, $0.1 million of which was capitalized for the three months ended March 31, 2021. The Company recorded $2.6 million of accrued interest expense related to the principal amount for the three months ended March 31, 2021.
Revolving Credit Facility
The carrying value of our deferred financing costs was $2.1 million as of March 31, 2021.
Covenants
The Credit Agreement contains certain affirmative and negative covenants that are binding on the Borrowers and their subsidiaries, including, among others, restrictions (subject to exceptions and qualifications) on the ability of the Borrowers and their subsidiaries to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of their businesses, to enter into transactions with affiliates and to enter into certain burdensome agreements. Furthermore, the Borrowers are subject to financial covenants regarding leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our maximum allowable first lien leverage ratio is 3.5 as of March 31, 2021. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all requirements of the covenants at March 31, 2021.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 10: Equity
As of March 31, 2021 and December 31, 2020, we had 2 billion shares of common stock authorized. The following is a summary of Livent's common stock issued and outstanding:

	Issued	Treasury	Outstanding
Balance at December 31, 2020	146,461,249	(99,268)	146,361,981
Adjusted FMC RSU awards (1)	120,986	—	120,986
Livent RSU awards	71,610	—	71,610
Livent stock option awards	11,749	—	11,749
Net purchases of treasury stock - deferred compensation plan	—	(638)	(638)
Balance at March 31, 2021	146,665,594	(99,906)	146,565,688
1.See Note 12 to our consolidated and combined financial statements in Part II, Item 8 of our 2020 Annual Report on Form 10-K for more information on Adjusted FMC RSU awards held by FMC employees.
Summarized below is the roll forward of accumulated other comprehensive loss, net of tax.

(in Millions)	Foreign currency adjustments	Total
Accumulated other comprehensive loss, net of tax at December 31, 2020	$(44.4)	$(44.4)
Other comprehensive loss before reclassifications	(0.3)	(0.3)
Accumulated other comprehensive loss, net of tax at March 31, 2021	$(44.7)	$(44.7)

(in Millions)	Foreign currency adjustments	Total
Accumulated other comprehensive loss, net of tax at December 31, 2019	$(48.3)	$(48.3)
Other comprehensive loss before reclassifications	(1.8)	(1.8)
Accumulated other comprehensive loss, net of tax at March 31, 2020	$(50.1)	$(50.1)

Reclassifications of accumulated other comprehensive loss
As of March 31, 2021 and December 31, 2020, we did not have any open derivative cash flow hedge contacts.
Dividends
For the three months ended March 31, 2021 and 2020, we paid no dividends. We do not expect to pay any dividends in the foreseeable future.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 11: Loss Per Share
Loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options and restricted stock units ("RSU") granted in connection with the Livent Plan and FMC Plan. See Note 12 to our consolidated and combined financial statements in Part II, Item 8 of our 2020 Annual Report on Form 10-K for more information. Diluted loss per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. We use the if-converted method when calculating the potential dilutive effect, if any, of our 2025 Notes.
Loss applicable to common stock and common stock shares used in the calculation of basic and diluted loss per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(0.8)	$(1.9)

Denominator:
Weighted average common shares outstanding - basic and diluted (1)	146.5	146.1

Basic and diluted loss per common share:
Net loss per weighted average share - basic and diluted	$(0.01)	$(0.01)
___________________
1.For the three months ended March 31, 2021, weighted average dilutive share equivalents of 43.7 million and 1.4 million associated with the 2025 Notes and share-based plans, respectively, were excluded from the diluted shares outstanding calculation because the result would have been antidilutive. The 2025 Notes are further discussed in Note 9. For the three months ended March 31, 2020, weighted average dilutive share equivalents of 0.7 million associated with share-based plans were excluded from the diluted shares outstanding calculation because the result would have been antidilutive.
Anti-dilutive stock options
For the three months ended March 31, 2021 and 2020, options to purchase 547,432 and 1,558,912 shares of our common stock at an average exercise price of $20.35 and $13.23 per share, respectively, were anti-dilutive and not included in the computation of diluted loss per share because the exercise price of the options was greater than the average market price of the common stock for the three months ended March 31, 2021 and 2020.

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
The estimated fair value and the carrying amount of debt was $292.8 million and $298.9 million, respectively, as of March 31, 2021. Our 2025 Notes are classified as Level 2 in the fair value hierarchy. The estimated fair value and carrying amount of debt was $267.6 million and $236.7 million as of December 31, 2020.
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
We recognize all derivatives on the balance sheet at fair value. On the date we enter into the derivative instrument, we generally designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in Accumulated other comprehensive income changes in the fair value of derivatives that are designated as and meet all the required criteria for, a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In contrast we immediately record in earnings changes in the fair value of derivatives that are not designated as cash flow hedges. As of March 31, 2021 and December 31, 2020, we did not have any open derivative cash flow hedge contacts.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $26.7 million at March 31, 2021.
Fair Value of Derivative Instruments
The Company had no open derivative cash flow hedge contracts as of March 31, 2021 and December 31, 2020.
Derivatives in Cash Flow Hedging Relationships
For the three months ended March 31, 2021 and 2020, we did not have any open derivative cash flow hedge contacts.

Derivatives Not Designated as Cash Flow Hedging Instruments

	Location of Loss Recognized in Income on Derivatives	Amount of Pre-tax Loss Recognized in Income on Derivatives (1)
		Three Months Ended March 31,
(in Millions)		2021	2020
Foreign Exchange contracts	Cost of Sales and Services (2)	$(0.5)	$0.9
Total		$(0.5)	$0.9
____________________
1.Amounts represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.
2.A loss of $0.1 million and gain of $0.1 million related to intercompany loan hedges is included in Restructuring and other charges in the consolidated statement of operations for the three months ended March 31, 2021 and 2020, respectively.

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

(in Millions)	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$2.8	$2.8	$—	$—
Total Assets	$2.8	$2.8	$—	$—

Liabilities
Deferred compensation plan obligation (2)	$4.6	$4.6	$—	$—
Total Liabilities	$4.6	$4.6	$—	$—

(in Millions)	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$2.6	$2.6	$—	$—
Total Assets	$2.6	$2.6	$—	$—

Liabilities
Deferred compensation plan obligation (2)	$4.5	$4.5	$—	$—
Total Liabilities	$4.5	$4.5	$—	$—
____________________
1.Balance is included in “Investments” in the condensed consolidated balance sheets. Livent NQSP investments in Livent common stock are recorded as "Treasury stock" in the condensed consolidated balance sheets and carried at historical cost. A mark-to-market gain of $0.2 million and $0.3 million was recorded for the three months ended March 31, 2021 and March 31, 2020, respectively, related to the Livent common stock. The mark-to-market gains were recorded in "Selling, general and administrative expense" in the condensed consolidated statement of operations, with a corresponding offset to the deferred compensation plan obligation in the condensed consolidated balance sheets.
2.Balance is included in “Other long-term liabilities” in the condensed consolidated balance sheets.

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
IPO Securities Litigation
As previously reported, in May 2019, purported stockholders of the Company (the "plaintiffs") filed putative class action complaints against the Company and certain other parties (the "defendants") in federal and state courts arising out of the Company's October 2018 IPO.

On October 28, 2020, defendants entered into a stipulation of settlement with the state court plaintiffs in which the Company, on behalf of defendants, paid $7.4 million to resolve all claims related to the IPO. On October 29, 2020, the state court plaintiffs filed a motion seeking preliminary approval of the settlement. The court approved the settlement following a hearing on April 15, 2021 and a final order was issued on April 26, 2021. The settlement was intended to resolve all pending litigation relating to the IPO, including the claims in both the state and federal actions. The plaintiffs dismissed their appeal in the federal court on April 30, 2021 with prejudice in light of the settlement. The Company agreed to defend and indemnify FMC with regard to these cases.

Nemaska arrangement

As previously reported, in October 2016, we entered into a long-term supply agreement (the “Agreement”) with Nemaska. To enforce our right to supply under the Agreement, in July 2018, we filed for arbitration before the International Chamber of Commerce (in accordance with the Agreement’s terms).
On December 22, 2019, Nemaska, Nemaska Lithium Inc. and certain affiliates filed for creditor protection in Canada under the Companies’ Creditors Arrangement Act (the "CCAA") in the Superior Court of Québec (the “CCAA Court”).
On May 29, 2020, we filed the Application with the CCAA Court to obtain remittance of US $20 million held in escrow by a third party for the benefit of Livent (the “Escrow Funds”), composed of: (i) US $10 million corresponding to the reimbursement of a payment made by Livent under the Agreement and (ii) US $10 million corresponding to a termination penalty under the Agreement.
On June 22, 2020, we acknowledged the termination of the Agreement, withdrew our arbitration claims with prejudice, and requested the remittance of the Escrow Funds.
On August 24, 2020, Nemaska Lithium Inc. announced that it had accepted a sale proposal structured as a credit bid under the CCAA from a group made up of Orion Mine Finance, Investissement Québec and The Pallinghurst Group (The Pallinghurst Group acting through a new entity named Québec Lithium Partners; the "Nemaska Transaction"). In connection with the consummation of the Nemaska Transaction, Livent agreed to settle its claims against Nemaska Lithium Inc. and agreed to withdraw the Application before the CCAA Court in exchange for payment of an agreed upon portion of the Escrow Funds (subject to the final determination of any appeals).
On October 15, 2020, the Nemaska Transaction was approved by the CCAA Court pursuant to an approval and vesting order. The Supreme Court of Canada dismissed two appeals of this order by judgments dated April 29, 2021. The approval of the Nemaska Transaction is now final and executory.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Livent has entered into an agreement with The Pallinghurst Group relating to Québec Lithium Partners (a joint venture owned equally by The Pallinghurst Group and Livent) and the conduct of certain business operations previously conducted solely by Nemaska Lithium Inc. for the development a fully integrated lithium chemical asset located in Québec, Canada that is not yet in commercial production.
Argentine Customs Authority
On July 31, 2020, we received notice from the Argentine Customs Authority that it was conducting an audit of Minera del Altiplano SA, our subsidiary in Argentina (“MdA”). The audit relates to the export of Lithium Carbonate from Argentina for the period January 10, 2015 through December 31, 2017. Although this relates to a period of time when MdA was a subsidiary of FMC, the Company agreed to bear any possible liability for this matter under the terms of the Tax Matters Agreement that it entered into with FMC in connection with the Separation. At this point, a range of reasonably possible liabilities, if any, cannot be estimated by the Company.

Leases
All of our leases are operating leases as of March 31, 2021 and December 31, 2020. We have operating leases for corporate offices, manufacturing facilities, and land. Our leases have remaining lease terms of 1 year to 15 years. Quantitative disclosures about our leases are summarized in the table below.

	Three Months Ended March 31,
(in Millions, except for weighted-average amounts)	2021	2020
Lease Cost
Operating lease cost	$0.2	$0.6
Short-term lease cost	0.3	0.2
Total lease cost (1)	$0.5	$0.8
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$0.5	$0.6
__________________________
1.Variable lease cost and sublease income for the three months ended March 31, 2021 and 2020 was less than $0.1 million. Lease expense is classified as "Selling, general and administrative expenses" in our consolidated statements of operations.

As of March 31, 2021 and December 31, 2020, our operating leases had a weighted average remaining lease term of 10.4 years and 11.7 years, respectively. As of March 31, 2021 and December 31, 2020, our operating leases had a weighted average discount rate of 4.5% and 4.4%, respectively.

The table below presents a maturity analysis of our operating lease liabilities for each of the next five years and a total of the amounts for the remaining years.

(in Millions)	Undiscounted cash flows
Remainder of 2021	$0.8
2022	0.8
2023	0.7
2024	0.6
2025	0.6
Thereafter	2.9
Total future minimum lease payments	6.4
Less: Imputed interest	(1.4)
Total	$5.0

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
In the first quarter of 2021, we terminated our existing sublease with FMC for approximately twenty-five thousand square feet of office space used for our corporate headquarters in Philadelphia, Pennsylvania and removed the related ROU asset and lease liability of approximately $10.9 million from our condensed consolidated balance sheets. On April 13, 2021 we executed a new five-year sublease agreement with a different counterparty for approximately thirteen thousand square feet of office space for our corporate headquarters in Philadelphia, Pennsylvania and we will record a $2.1 million ROU asset and lease liability in the second quarter of 2021 related thereto.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 14: Supplemental Information
The following tables present details of prepaid and other current assets, other assets, accrued and other current liabilities, and other long-term liabilities as presented on the condensed consolidated balance sheets:

(in Millions)	March 31, 2021	December 31, 2020
Prepaid and other current assets
Argentina government receivable (1)	$6.5	$10.8
Tax related items	14.7	15.7
Other receivables	2.9	8.6
Prepaid expenses	7.9	8.2
Bank Acceptance Drafts (2)	0.3	0.2
Other current assets (3)	8.3	12.8
Total	$40.6	$56.3

(in Millions)	March 31, 2021	December 31, 2020
Other assets
Argentina government receivable (1)	$55.2	$55.8
Advance to contract manufacturers (4)	16.4	16.3
Capitalized software, net	1.7	1.8
Tax related items (5)	2.8	2.7
Other assets	11.2	11.8
Total	$87.3	$88.4
____________________
1.We have various subsidiaries that conduct business in Argentina. At March 31, 2021 and December 31, 2020, $38.6 million and $39.5 million, respectively, of outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables, was denominated in U.S. dollars. As with all outstanding receivable balances, we continually review recoverability by analyzing historical experience, current collection trends and regional business and political factors among other factors.
2.Bank Acceptance Drafts are a common Chinese finance note used to settle trade transactions. Livent accepts these notes from Chinese customers based on criteria intended to ensure collectability and limit working capital usage.
3.December 31, 2020 includes a $5.4 million receivable for insurance reimbursement related to the IPO litigation settlement which was netted with the IPO litigation settlement accrual (See Note 13 for details).
4.We record deferred charges for certain contract manufacturing agreements which we amortize over the term of the underlying contract.
5.Represents an offsetting non-current deferred asset of $2.8 million relating to specific uncertain tax positions and other tax related items.

(in Millions)	March 31, 2021	December 31, 2020
Accrued and other current liabilities
Plant restructuring reserves	$3.2	$3.2
Retirement liability - 401K	1.8	2.6
Accrued payroll	8.1	12.5
Severance related	0.2	2.5
Environmental reserves, current	0.5	0.6
Other accrued and other current liabilities (1)	6.6	15.3
Total	$20.4	$36.7

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	March 31, 2021	December 31, 2020
Other long-term liabilities
Accrued investment in unconsolidated affiliate	$6.2	$6.2
Asset retirement obligations	0.3	0.3
Contingencies related to uncertain tax positions (2)	3.8	3.4
Deferred compensation plan obligation	4.6	4.5
Self-insurance reserves	1.5	1.5
Other long-term liabilities	0.9	1.3
Total	$17.3	$17.2
____________________
1.Amounts primarily include accrued capital expenditures related to our expansion projects. December 31, 2020 includes a $7.4 million settlement accrual related to IPO litigation recorded in the third quarter of 2020. See Note 13 for details about IPO litigation settlement.
2.As of March 31, 2021, we have recorded a liability for uncertain tax positions of $3.4 million and a $0.4 million indemnification liability to FMC for assets where the offsetting uncertain tax position is with FMC.

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
•risks relating to Livent’s production expansion efforts;
•potential development and adoption of battery technologies that do not rely on performance lithium compounds as an input;
•difficulty accessing global capital and credit markets;
•the conditional conversion feature of the 2025 Notes;
•the lack of sufficient cash flow from our business to pay our debt;
•the success of Livent’s research and development efforts;
•future acquisitions that may be difficult to integrate or are otherwise unsuccessful;
•risks inherent in international operations and sales, including political, financial and operational risks specific to Argentina, China and other countries where Livent has active operations;
•customer concentration and the possible loss of, or significant reduction in orders from, large customers;
•failure to satisfy customer qualification processes and customer and government quality standards;
•fluctuations in the price of energy and certain raw materials;
•employee attraction and retention;
•union relations;

•cybersecurity breaches;
•our ability to protect our intellectual property rights;
•ESG matters;
•the lack of proven reserves;
•legal and regulatory proceedings, including any shareholder lawsuits;
•compliance with environmental, health and safety laws;
•changes in tax laws;
•risks related to our separation from FMC Corporation;
•potential conflicts of interests among officers and directors who may own equity in, and/or may have otherwise served as employees of, FMC Corporation;
•risks related to ownership of our common stock, including price fluctuations and the lack of dividends;
•provisions under Delaware law and our charter documents that may deter third parties from acquiring us; and
•the lack of cash dividends at this time.
Moreover, investors are cautioned to interpret many of these factors as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. You should carefully consider the risk factors discussed in Part I Item 1A of our 2020 Annual Report on Form 10-K.
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
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 2 to our consolidated and combined financial statements included in Part II, Item 8 of our 2020 Annual Report on Form 10-K.
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
The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the “Critical Accounting Policies” section included within "Management's Discussion and Analysis of Financial Condition and Results of Operations" within Part II, Item 7 of our 2020 Annual Report on Form 10-K for a detailed description of these policies and their potential effects on our results of operations and financial condition.
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
First Quarter 2021 Highlights
The following are the more significant developments in our business during the three months ended March 31, 2021:
•Revenue of $91.7 million for the three months ended March 31, 2021 increased $23.2 million, or approximately 34%, compared to $68.5 million for the three months ended March 31, 2020, primarily due to higher sales volumes partially offset by lower average prices.
•Adjusted EBITDA of $11.1 million for the three months ended March 31, 2021 increased $1.7 million, or approximately 18% compared to $9.4 million for the three months ended March 31, 2020 primarily due to higher sales volumes offset by lower average prices.
COVID-19 Impacts
Business and Operations
During the three months ended March 31, 2021, the COVID-19 pandemic continued to negatively impact our business, operations and financial performance. Worldwide government efforts to contain the spread and mitigate the impact of COVID-19 continued. We still face operational challenges and uncertainties related to the unprecedented global COVID-19 pandemic. The disruptions and duration may be impacted by the actions that governments, businesses and individuals take in relation to the pandemic, more contagious variants of the virus, vaccine safety concerns, vaccine resistance, vaccine availability, delays in vaccine distribution and the willingness of individuals to be vaccinated.
We have manufacturing operations in the U.S., Argentina, China, the United Kingdom, and India, general operations in Singapore, and sales offices in the U.S., China, the United Kingdom, India, and Japan.  All of these countries have been affected by the COVID-19 pandemic to varying degrees. Each has adopted measures to contain it, and each may adopt different and/or even stricter measures in the future. The government of Argentina, where the Company’s primary lithium brine resource is located, continues to enact emergency measures including regional curfews and lockdowns, business and school closures, travel and immigration restrictions, and workforce retention rules. Likewise, in the U.K. and India, the respective governments have also imposed lockdowns and similar restrictions from time to time. The most recent lockdown in the U.K. was only recently lifted, while regional lockdowns remain in place in India as the number of COVID-19 cases and deaths has risen in recent weeks. We expect government measures and restrictions globally to continue to have a negative impact on demand for certain of our products and a negative impact on the efficient operation of our facilities, supply chains and logistics. Disruptions and delays within our supply chain and logistics operations included problems at ports due to national quarantines, difficulties with scheduling cargo ships, additional warehouse costs due to shipment delays, lack of driver availability, and the restriction of movements by trucks within and between countries. While the severity of these problems and issues has generally lessened in the U.S. and China over the course of the COVID-19 pandemic, there can be no assurance that this trend will continue given the uncertainty of the COVID-19 pandemic.

Customer demand for certain types of our products improved slightly during the first quarter of 2021. However, customers continue to protect their interests by diversifying among multiple suppliers and many remain hesitant to enter into longer term agreements. They continue to actively manage their own inventory levels in the current uncertain market environment.
In the first quarter of 2020, because of the significant practical constraints resulting from actions being taken by authorities around the world in response to the COVID-19 pandemic, we elected to suspend all capital expansion work globally. As of the second quarter of 2021, we have resumed our capital expansion work in Argentina and the United States. There can be no assurance that this expansion work will not be negatively impacted by the continuing spread and effects of COVID-19. Any significant delay in our capital expansion work in Argentina or the United States could have an adverse effect on our business, financial condition and results of operations.
The material operational challenges that management and the Board of Directors are monitoring are the health and safety of our employees, geographic quarantines, travel restrictions, social distancing, lockdowns, closure of non-essential businesses and schools, work from home requirements, shelter in place orders, and the restriction of movements within and between countries.
Liquidity and Financial Resources
The rapid and global spread of COVID-19 has resulted in the disruption and temporary shutdown of the businesses of certain of our customers, contract manufacturers and suppliers, and limits on access to the production facilities of our contract manufacturers and suppliers. Several of our customers and contract manufacturers have experienced disruptions in their business due to the COVID-19 pandemic. Certain of our customers have canceled, postponed or delayed orders.
Our uses of cash were impacted by the effects of COVID-19 during the three months ended March 31, 2021. We continue to face logistical supply disruptions, such as higher truck, freight and sea shipping costs. We also continue to use cash to purchase additional personal protective equipment for our employees, such as masks and gloves, and for increased cleaning and disinfectant costs, wipes and hand sanitizer, additional medical personnel at our facilities, and increased personnel transportation costs due to social distancing guidelines.
Corporate Efforts
We have responded to the COVID-19 pandemic in a number of ways. Our Global Pandemic Response Team now includes a Vaccine subcommittee. The Vaccine subcommittee is tasked with monitoring vaccine developments and encouraging our employees to be vaccinated. The Company recently helped sponsor a local community vaccination effort in Bessemer City, North Carolina. Our regional COVID-19 Response Teams continue to keep Executive Leadership informed of local matters such as government policies and regulations.
We continue to identify potential new suppliers and logistics providers for our operations in case of further supply chain disruptions. This includes suppliers of chemicals and packaging, and air freight companies. We have altered global production schedules to meet changes in customer demand. Future efforts will continue along these lines and be dictated by the particulars of the COVID-19 pandemic. We continue to plan for a return to more normalized business operations once the COVID-19 pandemic subsides.
Health & Safety
We are working diligently to protect the health and well-being of its employees, customers and other key stakeholders. As an essential business under the rules of the governments in the countries where we operate, our plant personnel continue to remain on the job at their respective facilities. We have instituted numerous safety procedures to protect the health of these plant personnel. This includes temperature checks before an employee enters any one of our facilities, screening questions, the use of masks and gloves where appropriate, and social distancing measures. We are not permitting unvaccinated visitors to any of our facilities unless they adhere to quarantining and testing protocols, and all third-party contractors must undergo a vigorous screening process. All workers who can work from home have been requested to do so, and business travel has been substantially reduced. Communications relating to all of these policies and COVID-19 preventative measures are regularly distributed to our employees.
We base our health and safety protocols on the advice provided by the White House, the Centers for Disease Control, the World Health Organization, and the local government authorities in the countries and regions where it operates.
We implemented the paid sick leave policies that were required under the Families First Coronavirus Response Act. These policies were supplemented by our own paid sick and other leave policies. We have not experienced any material employee absences as a result of COVID-19. However, if a significant number of our employees at any one location were to require leave as a result of COVID-19, this could pose a risk to the continued operation of the particular facility and could potentially disrupt our broader operations.

Government Programs
We continue to evaluate government support and tax relief programs in the countries where we operate. This includes support grants, loans, tax deferrals, and tax credits.
Overall, the impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted.
Business Outlook
We expect higher volumes and slightly lower average pricing across our lithium products in the remainder of 2021 versus the prior year. We also expect lower costs, driven in part by higher operating rates and the reduced impact of third-party purchased lithium carbonate usage.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2021	2020
(in Millions)	(unaudited)
Revenue	$91.7	$68.5
Cost of sales	78.4	53.9
Gross margin	13.3	14.6
Selling, general and administrative expenses	10.7	10.8
Research and development expenses	0.7	1.0
Restructuring and other charges	0.3	4.8
Separation-related costs	(0.1)	0.1
Total costs and expenses	90.0	70.6
Income/(loss) from operations before equity in net loss of unconsolidated affiliates, interest expense, net and income taxes	1.7	(2.1)
Loss on debt extinguishment	—	—
Equity in net loss of unconsolidated affiliates	1.3	0.1
Interest expense, net	0.3	—
Income/(loss) from operations before income taxes	0.1	(2.2)
Income tax expense/(benefit)	0.9	(0.3)
Net loss	$(0.8)	$(1.9)
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

	Three Months Ended March 31,
(in Millions)	2021	2020
Net loss (GAAP)	$(0.8)	$(1.9)
Add back:
Interest expense, net	0.3	—
Income tax expense/(benefit)	0.9	(0.3)
Depreciation and amortization	6.2	5.6
EBITDA (Non-GAAP)	6.6	3.4
Add back:
Certain Argentina remeasurement losses (a)	2.3	1.2
Restructuring and other charges (b)	0.3	4.8
Separation-related costs (c)	(0.1)	0.1
COVID-19 related costs (d)	0.9	—
Other gain/(loss) (e)	1.1	(0.1)
Adjusted EBITDA (Non-GAAP)	$11.1	$9.4
___________________
a.Represents impact of currency fluctuations on tax assets and liabilities and on long-term monetary assets associated with our capital expansion as well as significant currency devaluations. The remeasurement gains/(losses) are included within "Cost of sales" in our condensed consolidated statement of operations but are excluded from our calculation of Adjusted EBITDA because of: i.) their nature as income tax related; ii.) their association with long-term capital projects which will not be operational until future periods; or iii.) the severity of the devaluations and their immediate impact on our operations in the country.

b.We continually perform strategic reviews and assess the return on our business. This sometimes results in management changes or in a plan to restructure the operations of our business. As part of these restructuring plans, demolition costs and write-downs of long-lived assets may occur. Three months ended March 31, 2020 includes legal fees related to IPO securities litigation.
c.Represents legal, professional, transaction related fees and other Separation-related activity.
d.Represents incremental costs associated with COVID-19 recorded in "Cost of sales" in the condensed consolidated statement of operations, including but not limited to, incremental quarantine related absenteeism, incremental facility cleaning costs, pandemic related supplies and personal protective equipment for employees, among other costs; offset by economic relief provided by foreign governments.
e.Three months ended March 31, 2021 represents our 25% indirect interest in nonrecurring transaction costs incurred for the Nemaska Transaction included in Equity in net loss of unconsolidated affiliates in our condensed consolidated statement of operations related to our investment in Nemaska Lithium, Inc. Three months ended March 31, 2020 represents a portion of our nonrefundable prepaid research and development costs advanced to an unconsolidated affiliate in the fourth quarter 2019 and excluded from our calculation of Adjusted EBITDA in the same period because the costs represent research and development activities of the affiliate that had not occurred as of December 31, 2019. These costs were included with our calculation of Adjusted EBITDA for the three months ended March 31, 2020 when the costs were incurred at the unconsolidated affiliate.
Three Months Ended March 31, 2021 vs. 2020
Revenue
Revenue of $91.7 million for the three months ended March 31, 2021 (the "2021 Quarter") increased by approximately 34%, or $23.2 million, compared to $68.5 million for the three months ended March 31, 2020 (the "2020 Quarter") due to higher sales volumes, driven by an increase in customer demand, partially offset by lower average prices.
Gross margin
Gross margin of $13.3 million for the 2021 Quarter decreased by $1.3 million, or approximately 9%, versus $14.6 million for the 2020 Quarter. The decrease in gross margin was primarily due to COVID-19 costs to implement safety protocols coupled with lower average price offsetting higher sales volumes.
Restructuring and other charges
Restructuring and other charges of $0.3 million for the 2021 Quarter decreased by $4.5 million versus $4.8 million for the 2020 Quarter. Restructuring and other charges for the 2020 Quarter consisted of severance-related costs of $3.4 million, accrued exit costs of $1.0 million for the closing of leased office space and approximately $0.3 million related to IPO litigation. 2021 Quarter Restructuring and other charges consisted primarily of environmental remediation and transaction related legal fees (see Note 7 for details).
Equity in net loss of unconsolidated affiliates
Equity in net loss of unconsolidated affiliates of $1.3 million for the 2021 Quarter represents our 25% interest in the Nemaska Lithium Inc. project which includes $1.1 million of nonrecurring transaction costs incurred for the Nemaska Transaction by an unconsolidated affiliate (see Note 13 for details).
Interest expense, net
Interest expense of $0.3 million for the 2021 Quarter is noncash amortization of transaction costs related to the 2025 Notes which represents the excess interest over the amount of interest capitalized in accordance with U.S. GAAP for the 2021 Quarter. All of our interest was capitalized in the 2020 Quarter.
Income tax expense/(benefit)
The increase in income tax expense to $0.9 million for the 2021 Quarter compared to the income tax benefit of $0.3 million for the 2020 Quarter, was primarily due to a law enacted in India eliminating tax goodwill amortization effective April 1, 2020. Additionally, the increase in tax expense was due to an increase in income from operations. The increase in income tax expense was primarily offset by an increase in the tax benefits associated with fluctuations in foreign currency impacts in Argentina of $1.4 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively.
Net loss
Net loss of $0.8 million for the 2021 Quarter compared to net loss of $1.9 million for the 2020 Quarter was primarily due to higher sales volumes and lower Restructuring and other charges, offset by lower average prices, incremental COVID-19 costs to implement safety protocols and a $1.3 million Equity in net loss of unconsolidated affiliates.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at March 31, 2021 and December 31, 2020, were $21.5 million and $11.6 million, respectively. Of the cash and cash equivalents balance at March 31, 2021, $19.1 million were held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal. We have concluded the Tax Act has not altered our assertion of identifying reinvested earnings. See Note 9, Part II, Item 8 of our 2020 Annual Report on Form 10-K for more information.
Revolving Credit Facility
The Credit Agreement provides for a $400 million senior secured Revolving Credit Facility, $50 million of which is available for the issuance of letters of credit, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to $600 million. The issuance of letters of credit and the proceeds of revolving credit loans made pursuant to the Revolving Credit Facility are available, and will be used, for general corporate purposes, including capital expenditures and permitted acquisitions, See Note 10, Part II, Item 8 of our 2020 Annual Report on Form 10-K for more information.
We had $305.4 million and $281.4 million debt outstanding as of March 31, 2021 and December 31, 2020, respectively. Among other restrictions, our Revolving Credit Facility contains financial covenants applicable to Livent and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our maximum allowable first lien leverage ratio is 3.5 as of March 31, 2021. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all covenants at March 31, 2021.
Statement of Cash Flows
Cash provided/(required) by operating activities was $12.7 million and $(5.4) million for the three months ended March 31, 2021 and 2020, respectively.
The cash provided by operating activities for the 2021 Quarter as compared to the cash required by operating activities for the 2020 Quarter was primarily driven by higher net income in the 2021 Quarter and a decrease in payments of accounts payables in the 2021 Quarter compared to the 2020 Quarter, partially offset by increased trade receivables in the 2021 Quarter.
Cash required by investing activities was $(27.0) million and $(56.3) million for the three months ended March 31, 2021 and 2020, respectively.
The decrease in cash required by investing activities for the 2021 Quarter compared to the 2020 Quarter is primarily due to the Company's election to suspend all capital expansion work globally in March 2020, resulting in decreased capital expenditures for production capacity of lithium carbonate and hydroxide.
Cash provided by financing activities was $24.2 million and $56.5 million for the three months ended March 31, 2021 and 2020, respectively.
Net cash proceeds for financing activities decreased in the 2021 Quarter compared to the 2020 Quarter and was provided primarily by net draws on our Revolving Credit Facility which were used for a decreased amount of capital expenditures for production capacity of lithium carbonate and hydroxide.

Other potential liquidity needs
We plan to meet our liquidity needs through available cash, cash generated from operations, borrowings under the committed Revolving Credit Facility, and other potential financing strategies that may be available to us. At March 31, 2021, our remaining borrowing capacity under our Revolving Credit Facility, subject to meeting our debt covenants, is $251 million, including letters of credit utilization. The First Amendment put a cap of $325 million on our overall borrowings under the Revolving Credit Facility until March 31, 2021.
We expect the COVID-19 pandemic uncertainties, and lithium market challenges to continue in 2021. Our net leverage ratio may increase during the next 12 months as it will continue to be determined, in large part, by our ability to manage the timing and amount of our capital expenditures, which is within our control; achieve forecasted operating results and to pursue other working capital financing strategies that may be available to us, which is less certain and outside our control. In the first quarter of 2020, because of the significant practical constraints resulting from actions being taken by authorities around the word in response to the COVID-19 pandemic, the Company elected to suspend all capital expansion work globally. As of the second quarter of 2021, supported by partially reduced COVID-19 related constraints, additional commitments from customers and improved market conditions, Livent resumed its capital expansion work in Argentina and the United States. Based on this resumption, the Company estimates 2021 total capital spending to be $125 million.
The company remains focused on maintaining its financial flexibility and will continue to manage its cash flow and capital allocation decisions to navigate through this challenging environment.
We believe that our available cash and cash from operations, together with our borrowing availability under the Revolving Credit Facility and other potential financing strategies that may be available to us, will provide adequate liquidity for the next 12 months. Access to capital and the availability of financing on acceptable terms in the future will be affected by many factors, including our credit rating, economic conditions, the COVID-19 pandemic and the overall liquidity of capital markets and cannot be guaranteed.

Commitments and Contingencies
See Note 13 to these condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Contractual Commitments
Information related to our contractual commitments at December 31, 2020 can be found in a table included within Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations within our 2020 Annual Report on Form 10-K. There have been no significant changes to our contractual commitments during the period ended March 31, 2021.
Climate Change
A detailed discussion related to climate change can be found in Part II, Item 7 of our 2020 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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
As of March 31, 2021, we had no open derivative cash flow hedge contracts. In the second quarter of 2021, we placed foreign currency hedges for 2021 projected exposure.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10% change in the foreign currency exchange rates from their levels at the balance sheet date with all other variables (including interest rates) held constant. As of March 31, 2021, we had no open derivative cash flow hedge contracts.
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of March 31, 2021, we had no interest rate swap agreements.
Our debt portfolio at March 31, 2021 is composed of fixed-rate and variable-rate debt; consisting of borrowings under our 2025 Notes and Revolving Credit Facility. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways. Based on the variable-rate debt in our debt portfolio at March 31, 2021, a one percentage point increase or decrease in interest rates would have increased or decreased, respectively, gross interest expense by $0.1 million for the three months ended March 31, 2021.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2021, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in legal proceedings from time to time in the ordinary course of our business, including with respect to workers’ compensation matters. Based on information currently available and established reserves, we have no reason to believe that the ultimate resolution of any known legal proceeding will have a material adverse effect on our financial position, liquidity or results of operations. However, there can be no assurance that the outcome of any such legal proceeding will be favorable, and adverse results in certain of these legal proceedings could have a material adverse effect on our financial position, results of operations in any one reporting period, or liquidity. Except as set forth in Note 13 to our financial statements, which is incorporated herein by reference to the extent applicable, there are no material changes from the legal proceedings previously disclosed in our 2020 Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our 2020 Annual Report on Form 10-K, which is available at www.sec.gov and on our website at www.livent.com. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or future results.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Shares
A summary of our repurchases of Livent's common stock for the three months ended March 31, 2021 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2021	185	$21.48	$—	$—
February 1 through February 28, 2021	385	$19.36	—	—
March 1 through March 31, 2021	686	$18.79	—	—
Total Q1 2021	1,256	$19.36	$—	$—
(1) The trustee of the Livent NQSP reacquires shares of Livent common stock from time to time through open-market purchases relating to investments by employees in our common stock, one of the investment options available under the Livent NQSP. Such shares are held in a trust fund and recorded to Treasury stock in our condensed consolidated balance sheets.
(2)     We have no publicly announced stock repurchase programs.

ITEM 6.    EXHIBITS

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code
101	Interactive Data File
104	The cover page from Livent Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVENT CORPORATION (Registrant)

By:	/s/ GILBERTO ANTONIAZZI
Gilberto Antoniazzi, Vice President and Chief Financial Officer
Date: May 6, 2021