Form 10-Q
period 2021-06-30
Livent Corp.
filed 2021-08-05
CIK 1742924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______
Commission File Number 001-38694
__________________________________________________________________________
LIVENT CORPORATION
(Exact name of registrant as specified in its charter)
__________________________________________________________________________

Delaware			82-4699376
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1818 Market Street	Philadelphia	Pennsylvania	19103
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: 215-299-5900
__________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	LTHM	New York Stock Exchange
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

☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).    YES  ☐    NO  ☒
As of June 30, 2021, there were 161,541,708 shares of Common Stock, $0.001 par value per share, outstanding.

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
Offering
On June 15, 2021, the Company closed on the issuance of 14,950,000 shares of its common stock, par value $0.001 per share, at a public offering price of $17.50 per share, in an underwritten public offering. Total net proceeds from the offering were $252.3 million.

Original Credit Agreement	On September 18, 2018 Livent Corporation entered into the credit agreement, which provides for a $400 million senior secured revolving credit facility
Over-Allotment Option	Option to purchase an additional $20.75 million principal amount of 2025 Notes exercised on July 7, 2020.
QLP	Québec Lithium Partners, a joint venture owned equally by The Pallinghurst Group and Livent
Revolving Credit Facility	Livent's $400 million senior secured revolving credit facility
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
Second Amendment	On August 3, 2020, Livent Corporation entered into the Second Amendment to the Credit Agreement to amend the Credit Agreement
Securities Act	Securities Act of 1933
Separation	On October 15, 2018, Livent completed its IPO and sold 20 million shares of Livent common stock to the public at a price of $17.00 per share
Tax Act	Tax Cuts and Jobs Act
U.S. GAAP	United States Generally Accepted Accounting Principles

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in Millions, Except Per Share Data)	(unaudited)
Revenue	$102.2	$64.9	$193.9	$133.4
Cost of sales	81.8	54.7	160.2	108.6
Gross margin	20.4	10.2	33.7	24.8
Selling, general and administrative expenses	11.7	10.3	22.4	21.1
Research and development expenses	0.7	0.8	1.4	1.8
Restructuring and other charges	2.0	0.9	2.3	5.7
Separation-related costs	0.6	0.1	0.5	0.2
Total costs and expenses	96.8	66.8	186.8	137.4
Income/(loss) from operations before loss on debt extinguishment, equity in net loss of unconsolidated affiliates, interest expense, net and income taxes	5.4	(1.9)	7.1	(4.0)
Loss on debt extinguishment	—	0.1	—	0.1
Equity in net loss of unconsolidated affiliates	1.4	0.2	2.7	0.3
Interest expense, net	—	—	0.3	—
Income/(loss) from operations before income taxes	4.0	(2.2)	4.1	(4.4)
Income tax benefit	(2.5)	(2.0)	(1.6)	(2.3)
Net income/(loss)	$6.5	$(0.2)	$5.7	$(2.1)
Net earnings/(loss) per weighted average share - basic	$0.04	$—	$0.04	$(0.01)
Net earnings/(loss) per weighted average share - diluted	$0.03	$—	$0.03	$(0.01)
Weighted average common shares outstanding - basic	148.7	146.2	147.6	146.1
Weighted average common shares outstanding - diluted	192.7	146.2	192.2	146.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in Millions)	(unaudited)
Net income/(loss)	$6.5	$(0.2)	$5.7	$(2.1)
Other comprehensive income/(loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain/(loss) arising during the period	1.2	0.2	0.9	(1.6)
Total foreign currency translation adjustments(1)	1.2	0.2	0.9	(1.6)
Derivative instruments:
Unrealized hedging gains/(losses), net of tax of less than $0.1, $0.1, less than $0.1 and $0.1	0.1	(0.2)	0.1	(0.2)
Total derivative instruments gain/(loss), net of tax of less than $0.1, $0.1, less than $0.1 and $0.1	0.1	(0.2)	0.1	(0.2)
Other comprehensive income/(loss), net of tax	1.3	—	1.0	(1.8)
Comprehensive income/(loss)	$7.8	$(0.2)	$6.7	$(3.9)
____________________
1.Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries because it is our intention that such earnings will remain invested in those subsidiaries indefinitely.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$216.6	$11.6
Trade receivables, net of allowance of $0.4 in 2021 and $0.4 in 2020	83.7	76.3
Inventories, net	105.3	105.6
Prepaid and other current assets	44.0	56.3
Total current assets	449.6	249.8
Investments	24.2	23.8
Property, plant and equipment, net of accumulated depreciation of $234.1 in 2021 and $222.4 in 2020	573.6	545.3
Deferred income taxes	16.5	13.4
Right of use assets - operating leases, net	6.8	16.1
Other assets	81.8	88.4
Total assets	$1,152.5	$936.8
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, trade and other	$47.7	$43.9
Accrued customer rebates	—	0.3
Accrued and other current liabilities	30.3	36.7
Operating lease liabilities - current	1.1	1.4
Income taxes	0.7	—
Total current liabilities	79.8	82.3
Long-term debt	239.7	274.6
Operating lease liabilities - long-term	5.8	14.8
Environmental liabilities	6.2	6.1
Deferred income taxes	5.8	5.6
Other long-term liabilities	18.1	17.2
Commitments and contingent liabilities (Note 13)
Total current and long-term liabilities	355.4	400.6
Equity
Common stock; $0.001 par value; 2 billion shares authorized in 2018; 161,642,274 and 146,461,249 shares issued; 161,541,708 and 146,361,981 outstanding at June 30, 2021 and December 31, 2020, respectively	0.1	0.1
Capital in excess of par value of common stock	775.2	520.9
Retained earnings	66.0	60.3
Accumulated other comprehensive loss	(43.4)	(44.4)
Treasury stock, common; 100,566 and 99,268 shares at June 30, 2021 and December 31, 2020, respectively	(0.8)	(0.7)
Total equity	797.1	536.2
Total liabilities and equity	$1,152.5	$936.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2021	2020
(in Millions)	(unaudited)
Cash provided/(required) by operating activities:
Net income/(loss)	$5.7	$(2.1)
Adjustments to reconcile net income/(loss) to cash provided/(required) by operating activities:
Depreciation and amortization	12.5	11.6
Restructuring and other charges	(0.7)	1.8
Deferred income taxes	(3.0)	(1.9)
Separation-related costs	(0.1)	(0.2)
Share-based compensation	2.6	2.0
Change in investments in trust fund securities	0.1	(0.2)
Loss on debt extinguishment	—	0.1
Deferred financing fees amortization	0.3	—
Equity in net loss of unconsolidated affiliates	2.7	0.3
Changes in operating assets and liabilities:
Trade receivables, net	(6.8)	33.8
Inventories	0.9	(5.0)
Accounts payable, trade and other	3.5	(51.9)
Change in deferred compensation	1.1	0.5
Income taxes	0.7	(0.9)
Change in prepaid and other current assets and other assets	16.9	(5.4)
Change in accrued and other current liabilities and other long-term liabilities	(5.8)	17.2
Cash provided/(required) by operating activities	30.6	(0.3)
Cash required by investing activities:
Capital expenditures(1)	(40.4)	(89.2)
Investments in trust fund securities	(1.1)	(0.4)
Other investing activities	(1.2)	(0.3)
Cash required by investing activities	(42.7)	(89.9)
Cash provided by financing activities:
Proceeds from Revolving Credit Facility	39.5	130.5
Repayments of Revolving Credit Facility	(75.1)	(257.0)
Proceeds from 2025 Notes	—	225.0
Payments of financing fees	—	(7.6)
Proceeds from Offering	261.6	—
Payments of underwriting fees and expenses - Offering	(9.3)	—
Proceeds of issuance of common stock - incentive plans	0.2	—
Cash provided by financing activities	216.9	90.9
Effect of exchange rate changes on cash and cash equivalents	0.2	(0.3)
Increase in cash and cash equivalents	205.0	0.4
Cash and cash equivalents, beginning of period	11.6	16.8
Cash and cash equivalents, end of period	$216.6	$17.2

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended June 30,
	2021	2020
Supplemental Disclosure for Cash Flow:	(unaudited)
Cash (refunds)/payments for income taxes, net (2)	$(0.4)	$2.3
Cash payments for interest, net (1)	$7.3	$4.2
Cash payments for Restructuring and other charges	$3.0	$3.9
Cash payments for Separation-related charges	$0.6	$0.4
Accrued capital expenditures	$6.7	$18.1
Accrued investment in unconsolidated affiliate	$2.6	$—
Operating lease right-of-use assets and lease liabilities recorded for ASC 842	$2.1	$0.8
____________________
1.For the six months ended June 30, 2021, $7.7 million of interest expense was capitalized. All of the interest related to our Revolving Credit Facility was capitalized for the six months ended June 30, 2020.
2.Six months ended June 30, 2021 includes $1.7 million of refunds relating to U.S. state taxes and foreign taxes. Six months ended June 30, 2020 includes $1.9 million refund from FMC related to the Company's 2018 federal income tax return.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(in Millions Except Per Share Data)	Common Stock, $0.001 Per Share Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2019	$0.1	$516.4	$76.6	$(48.3)	$(0.8)	$544.0
Net loss	—	—	(1.9)	—	—	(1.9)
Stock compensation plans	—	1.2	—	—	—	1.2
Shares withheld for taxes - common stock issuances	—	(0.7)	—	—	—	(0.7)
Foreign currency translation adjustments	—	—	—	(1.8)	—	(1.8)
Balance, March 31, 2020	$0.1	$516.9	$74.7	$(50.1)	$(0.8)	$540.8
Net loss	—	—	(0.2)	—	—	(0.2)
Stock compensation plans	—	1.0	—	—	—	1.0
Net hedging losses, net of income tax	—	—	—	(0.2)	—	(0.2)
Foreign currency translation adjustments	—	—	—	0.2	—	0.2
Exercise of stock options	—	0.1	—	—	—	0.1
Balance, June 30, 2020	$0.1	$518.0	$74.5	$(50.1)	$(0.8)	$541.7

Balance, December 31, 2020	$0.1	$520.9	$60.3	$(44.4)	$(0.7)	$536.2
Net loss	—	—	(0.8)	—	—	(0.8)
Stock compensation plans	—	1.2	—	—	—	1.2
Exercise of stock options	—	0.2	—	—	—	0.2
Shares withheld for taxes - common stock issuances	—	(0.8)	—	—	—	(0.8)
Net purchases of treasury stock - nonqualified plan	—	—	—	—	(0.1)	(0.1)
Foreign currency translation adjustments	—	—	—	(0.3)	—	(0.3)
Balance, March 31, 2021	$0.1	$521.5	$59.5	$(44.7)	$(0.8)	$535.6
Net income	—	—	6.5	—	—	6.5
Stock compensation plans	—	1.4	—	—	—	1.4
Net hedging gains, net of income tax	—	—	—	0.1	—	0.1
Issuance of common stock - Offering	—	252.3	—	—	—	252.3
Foreign currency translation adjustments	—	—	—	1.2	—	1.2
Balance, June 30, 2021	$0.1	$775.2	$66.0	$(43.4)	$(0.8)	$797.1

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
Most markets for lithium chemicals are global with significant growth occurring in Asia, Europe and North America, primarily driven by the development and manufacturing of lithium-ion batteries. We are one of the primary producers of performance lithium compounds.
Note 2: Principal Accounting Policies and Related Financial Information
The accompanying condensed consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted from these interim financial statements. The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our condensed consolidated financial position at June 30, 2021 and December 31, 2020, the condensed consolidated results of operations for the three and six months ended June 30, 2021 and 2020, and the condensed consolidated cash flows for the six months ended June 30, 2021 and 2020. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These statements, therefore, should be read in conjunction with the annual consolidated and combined financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Annual Report on Form 10-K").
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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Recently adopted accounting guidance
In August 2020, FASB issued ASU 2020-06. The ASU reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion model. As compared with current U.S. GAAP, more convertible debt instruments will be reported as a single liability instrument and the interest rate of more convertible debt instruments will be closer to the coupon interest rate. The ASU also aligns the consistency of diluted Earnings Per Share ("EPS") calculations for convertible instruments by requiring that (1) an entity use the if-converted method and (2) share settlement be included in the diluted EPS calculation for both convertible instruments and equity contracts when those contracts include an option of cash settlement or share settlement. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB has specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. We elected to early adopt ASU 2020-06 on January 1, 2021, using the full retrospective method. Prior to adoption, under Accounting Standards Codification 470-20, Debt with Conversion and Other Options ("ASC 470-20"), we had separately accounted for the liability and equity components of our 2025 Notes, which may be settled entirely or partially in cash upon conversion, in a manner that reflected the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2025 Notes was that the equity component was required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component was treated as original issue discount for purposes of accounting for the debt component of the 2025 Notes. As a result, prior to the adoption of ASU 2020-06, we were required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the 2025 Notes to their face amount over the term of the 2025 Notes. Because we intend to settle in cash the principal outstanding under our 2025 Notes, we previously used the treasury stock method when calculating their potential dilutive effect, if any. ASU 2020-06 now requires us to use the if-converted method for EPS. For the full retrospective method of adoption, the accounting change was recognized as an adjustment to the balance of retained earnings, additional paid-in capital, long-term debt and deferred income taxes in our consolidated balance sheet as of December 31, 2020, the year in which the 2025 Notes were issued. See Note 9 and Note 11 for further details.
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

Note 4: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and by product categories. The following table provides information about disaggregated revenue by major geographical region:

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
North America (1)	$30.1	$14.7	$43.5	$29.5
Latin America	—	—	—	0.1
Europe, Middle East & Africa	14.3	11.2	31.7	22.5
Asia Pacific (1)	57.8	39.0	118.7	81.3
Total Revenue	$102.2	$64.9	$193.9	$133.4
1.During the three months ended June 30, 2021, countries with sales in excess of 10% of combined revenue consisted of Japan, the United States, and China. Sales for the three months ended June 30, 2021 for Japan, the United States, and China totaled $23.9 million, $29.9 million, $26.2 million, respectively. During the six months ended June 30, 2021, countries with sales in excess of 10% of combined revenue consisted of Japan, the United States, and China. Sales for the six months ended June 30, 2021 for Japan, the United States, and China totaled $40.6 million, $43.0 million, $53.3 million, respectively. During the three months ended June 30, 2020, countries with sales in excess of 10% of combined revenue consisted of Japan and the United States. Sales for the three months ended June 30, 2020 for Japan and the United States totaled $26.6 million and $14.5 million, respectively. During the six months ended June 30, 2020, countries with sales in excess of 10% of combined revenue consisted of Japan and the United States. Sales for the six months ended June 30, 2020 for Japan and the United States totaled $57.7 million and $29.1 million, respectively.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
For the three months ended June 30, 2021, one customer accounted for approximately 36% of total revenue and our 10 largest customers accounted in aggregate for approximately 70% of revenue. For the three months ended June 30, 2020, one customer accounted for approximately 30% of total revenue and our 10 largest customers accounted in aggregate for approximately 64% of our revenue. For the six months ended June 30, 2021, one customer accounted for approximately 36% of total revenue and our 10 largest customers accounted in aggregate for approximately 67% of revenue. For the six months ended June 30, 2020, one customer accounted for approximately 35% of total revenue and our 10 largest customers accounted in aggregate for approximately 64% of our revenue. A loss of any material customer could have a material adverse effect on our business, financial condition and results of operations.

The following table provides information about disaggregated revenue by major product category:

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lithium Hydroxide	$59.8	$33.8	$109.7	$71.5
Butyllithium	22.9	21.3	48.7	42.8
High Purity Lithium Metal and Other Specialty Compounds	9.0	4.2	17.9	12.2
Lithium Carbonate and Lithium Chloride	10.5	5.6	17.6	6.9
Total Revenue	$102.2	$64.9	$193.9	$133.4

Contract asset and contract liability balances
The following table presents the opening and closing balances of our receivables, net of allowances. As of June 30, 2021 and December 31, 2020, there were no contract liabilities from contracts with customers.

(in Millions)	Balance as of June 30, 2021	Balance as of December 31, 2020	Increase (Decrease)
Receivables from contracts with customers, net of allowances	$83.7	$76.3	$7.4
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
Performance obligations
Occasionally, we may enter into multi-year take or pay supply agreements with customers. The aggregate amount of revenue expected to be recognized related to these contracts’ performance obligations that are unsatisfied or partially unsatisfied is approximately $28 million for the remainder of 2021 and $68 million in 2022 and 2023, respectively. These approximate revenues do not include amounts of variable consideration attributable to contract renewals or contract contingencies. Based on our past experience with the customers under these arrangements, we expect to continue recognizing revenue in accordance with the contracts as we transfer control of the product to the customer (refer to the sales of goods section for our determination of transfer of control). However, in the case a shortfall of volume purchases occurs, we will recognize the amount payable by the customer over the remaining performance obligations in the contract.

Note 5: Inventories, Net
Inventories consisted of the following:

(in Millions)	June 30, 2021	December 31, 2020
Finished goods	$37.1	$36.1
Semi-finished goods	48.1	46.2
Raw materials, supplies and other	20.1	23.3
Inventory, net	$105.3	$105.6

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 6: Investments
In 2020, Livent entered into an agreement with The Pallinghurst Group relating to Québec Lithium Partners ("QLP"), a joint venture owned equally by The Pallinghurst Group and Livent, and the conduct of certain business operations and oversight previously conducted solely by Nemaska Lithium Inc. for the development of a fully integrated lithium chemical asset located in Québec, Canada that is not yet in commercial production. The Company accounts for the investment in QLP as an equity method investment on a one-quarter lag basis and is included in Investments in our consolidated balance sheets. For the three and six months ended June 30, 2021, we recorded a $1.4 million and $2.7 million loss, respectively, related to our 50% equity interest in QLP to Equity in net loss of unconsolidated affiliates in our condensed consolidated statement of operations. The carrying amount of our 50% equity interest in QLP was $21.1 million and $21.2 million as of June 30, 2021 and December 31, 2020, respectively. See Note 13 for details.

Note 7: Restructuring and Other Charges
The following table shows other charges included in "Restructuring and other charges" in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2021	2020	2021	2020
Restructuring charges
Severance-related and exit costs (1)	$0.1	$0.5	$0.1	$4.9
Other charges
Environmental remediation (2)	0.1	0.2	0.2	0.3
Other (3)	1.8	0.2	2.0	0.5
Total Restructuring and other charges	$2.0	$0.9	$2.3	$5.7
___________________
1.Six months ended June 30, 2020 includes severance costs for management changes at certain operating and administrative facilities and exit costs of $1.0 million for the closing of leased office space.
2.There is one environmental remediation site in Bessemer City, North Carolina.
3.Three and six months ended June 30, 2021 consists of transaction related legal fees and miscellaneous nonrecurring transactions. See Note 13 for more details. Three and six months ended June 30, 2020 consists primarily of legal fees related to IPO securities litigation.

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
Provision for income taxes for the three and six months ended June 30, 2021 was a benefit of $(2.5) million and $(1.6) million resulting in a negative effective tax rate of (62.5)% and (39.0)%, respectively. Provision for income taxes for the three and six months ended June 30, 2020 was a benefit of $(2.0) million and $(2.3) million resulting in an effective tax rate of 39.7% and 52.3%, respectively.

Note 9: Debt
Long-term debt
Long-term debt consists of the following:

	Interest Rate Percentage			Maturity Date	June 30, 2021	December 31, 2020
(in Millions)	LIBOR borrowings	Base rate borrowings
Revolving Credit Facility (1)	2.6%	4.75%		2023	$—	$35.6
4.125% Convertible Senior Notes due 2025			4.125%	2025	245.8	245.8
Transaction costs - 2025 Notes					(6.1)	(6.8)
Total long-term debt (2)					$239.7	$274.6
______________________________
1.As of June 30, 2021 and December 31, 2020, there were $14.4 million in letters of credit outstanding under our Revolving Credit Facility and $385.6 million and $275.0 million available funds as of June 30, 2021 and December 31, 2020, respectively. Fund availability is subject to the Company meeting its debt covenants.
2.As of June 30, 2021 and December 31, 2020, the Company had no debt maturing within one year.
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
The comparative financial statements of prior years have been adjusted to apply the adopted guidance retrospectively. The impact of the adoption of ASU 2020-06 to our condensed consolidated statement of operations and condensed consolidated cash flow statement was less than $0.1 million for the three and six months ended June 30, 2020:

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Statement of operations
(in Millions)
Three months ended June 30, 2021	As computed under ASC 470-20	As reported under ASU 2020-06	Effect of change
Interest expense	$1.7	$—	$(1.7)
Income from operations before income taxes	2.3	4.0	1.7
Income tax (benefit)/expense	(2.9)	(2.5)	0.4
Net income	$5.2	$6.5	$1.3
Net income per weighted average share - basic	$0.03	$0.04	$0.01
Net income per weighted average share - diluted	$0.03	$0.03	$—

Six months ended June 30, 2021	As computed under ASC 470-20	As reported under ASU 2020-06	Effect of change
Interest expense	$3.7	$0.3	$(3.4)
Income from operations before income taxes	0.7	4.1	3.4
Income tax (benefit)/expense	(2.4)	(1.6)	0.8
Net income	$3.1	$5.7	$2.6
Net income per weighted average share - basic	$0.02	$0.04	$0.02
Net income per weighted average share - diluted	$0.02	$0.03	$0.01

Balance Sheet
(in Millions)
June 30, 2021	As computed under ASC 470-20	As reported under ASU 2020-06	Effect of change
Deferred income taxes	$13.2	$5.8	$(7.4)
Long-term debt	205.3	239.7	34.4
Total liabilities	$218.5	$245.5	$27.0
Common stock, $0.001 per share par value	0.1	0.1	—
Capital in excess of par value of common stock	807.4	775.2	(32.2)
Retained earnings	60.8	66.0	5.2
Accumulated other comprehensive loss	(43.4)	(43.4)	—
Treasury stock	(0.8)	(0.8)	—
Total equity	824.1	797.1	(27.0)
Total liabilities and equity	$1,042.6	$1,042.6	$—

December 31, 2020	As originally reported	As adjusted	Effect of change
Deferred income taxes	$13.9	$5.6	$(8.3)
Long-term debt	236.7	274.6	37.9
Total liabilities	$250.6	$280.2	$29.6
Common stock	0.1	0.1	—
Capital in excess of par value of common stock	553.1	520.9	(32.2)
Retained earnings	57.7	60.3	2.6
Accumulated other comprehensive loss	(44.4)	(44.4)	—
Treasury stock, common, at cost	(0.7)	(0.7)	—
Total equity	565.8	536.2	(29.6)
Total liabilities and equity	$816.4	$816.4	$—

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Statement of cash flows
(in Millions)
Six months ended June 30, 2021	As computed under ASC 470-20	As reported under ASU 2020-06	Effect of change
Net income	$3.1	$5.7	$2.6
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income taxes	(3.8)	(3.0)	0.8
Deferred financing fee amortization	3.7	0.3	(3.4)
Net cash provided by operating activities	3.0	3.0	—
Net increase in cash and cash equivalents	205.0	205.0	—
Cash and cash equivalents, beginning of period	11.6	11.6	—
Cash and cash equivalents, end of period	$216.6	$216.6	$—
2025 Notes
In the third quarter of 2021, the holders of the 2025 Notes were notified that the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, June 30, 2021 was greater than or equal to 130% of the conversion price on each trading day, and as a result, the holders have the option to convert all or any portion of their 2025 Notes through September 30, 2021. The 2025 Notes are classified as long-term debt.
The Company recorded interest expense related to the amortization of transaction costs of $0.4 million and $0.8 million for the three and six months ended June 30, 2021, respectively; $0.1 million of which was capitalized for the three and six months ended June 30, 2021, respectively. The Company recorded $2.5 million and $5.1 million of accrued interest expense related to the principal amount for the three and six months ended June 30, 2021, respectively.
Revolving Credit Facility
The carrying value of our deferred financing costs was $1.9 million as of June 30, 2021. In June 2021, we used a portion of the net proceeds from the Offering to repay all amounts outstanding under our Revolving Credit Facility.
Covenants
The Credit Agreement contains certain affirmative and negative covenants that are binding on us and our subsidiary, FMC Lithium USA Corp., as borrowers (the "Borrowers") and their subsidiaries, including, among others, restrictions (subject to exceptions and qualifications) on the ability of the Borrowers and their subsidiaries to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of their businesses, to enter into transactions with affiliates and to enter into certain burdensome agreements. Furthermore, the Borrowers are subject to financial covenants regarding leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our maximum allowable first lien leverage ratio is 3.5 as of June 30, 2021. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all requirements of the covenants at June 30, 2021.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 10: Equity
As of June 30, 2021 and December 31, 2020, we had 2 billion shares of common stock authorized. The following is a summary of Livent's common stock issued and outstanding:

	Issued	Treasury	Outstanding
Balance at December 31, 2020	146,461,249	(99,268)	146,361,981
Adjusted FMC RSU awards (1)	120,986	—	120,986
Livent RSU awards	87,290	—	87,290
Livent stock option awards	22,749	—	22,749
Net purchases of treasury stock - deferred compensation plan	—	(1,298)	(1,298)
Issuance of common stock	14,950,000	—	14,950,000
Balance at June 30, 2021	161,642,274	(100,566)	161,541,708
1.See Note 12 to our consolidated and combined financial statements in Part II, Item 8 of our 2020 Annual Report on Form 10-K for more information on Adjusted FMC RSU awards held by FMC employees.
On June 15, 2021, the Company closed on the issuance of 14,950,000 shares of its common stock, par value $0.001 per share, at a public offering price of $17.50 per share, in an underwritten public offering (the "Offering"), including 1,950,000 shares purchased under a 30-day underwriters' option exercised in full by the underwriters on June 11, 2021. Total net proceeds from the Offering, including from the exercise of the underwriters’ option, were $252.3 million, after deducting the underwriters’ fees and offering expenses payable by the Company of $9.3 million. The total net proceeds were recorded to paid-in capital in the condensed consolidated balance sheet. In August 2021, we purchased approximately $70 million in a limited risk investment with a maturity of 90 days with a portion of the Offering net proceeds. The investment will be recorded to Cash and cash equivalents in our condensed consolidated balance sheet in the third quarter of 2021.

Summarized below is the roll forward of accumulated other comprehensive loss, net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Total
Accumulated other comprehensive loss, net of tax at December 31, 2020	$(44.4)	—	$(44.4)
Other comprehensive gains before reclassifications	0.9	0.1	1.0
Accumulated other comprehensive loss, net of tax at June 30, 2021	$(43.5)	$0.1	$(43.4)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Total
Accumulated other comprehensive loss, net of tax at December 31, 2019	$(48.3)	$—	$(48.3)
Other comprehensive loss before reclassifications	(1.6)	(0.2)	(1.8)
Accumulated other comprehensive loss, net of tax at June 30, 2020	$(49.9)	$(0.2)	$(50.1)
1.See Note 12 for more information.
Reclassifications of accumulated other comprehensive loss
No amounts were reclassified from accumulated other comprehensive loss for the three and six months ended June 30, 2021 and 2020.
Dividends
For the three and six months ended June 30, 2021 and 2020, we paid no dividends. We do not expect to pay any dividends in the foreseeable future.

Note 11: Earnings/(Loss) Per Share
Earnings/(loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Our potentially dilutive securities include potential common shares related to our stock options and restricted stock units ("RSU") granted in connection with the Livent Plan and FMC Plan. See Note 12 to our consolidated and combined financial statements in Part II, Item 8 of our 2020 Annual Report on Form 10-K for more information. Diluted earnings/(loss) per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. We use the if-converted method when calculating the potential dilutive effect, if any, of our 2025 Notes.
Earnings/(loss) applicable to common stock and common stock shares used in the calculation of basic and diluted earnings/(loss) per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income/(loss)	$6.5	$(0.2)	$5.7	$(2.1)
Adjustment for interest on 2025 Notes, net of tax (1)	—	—	0.2	—
Net income/(loss) after assumed conversion of 2025 Notes	$6.5	$(0.2)	$5.9	$(2.1)

Denominator:
Weighted average common shares outstanding - basic	148.7	146.2	147.6	146.1
Dilutive share equivalents from share-based plans	1.2	—	1.3	—
Dilutive share equivalents from 2025 Notes	42.8	—	43.3	—
Weighted average common shares outstanding - diluted	192.7	146.2	192.2	146.1

Basic earnings/(loss) per common share:
Net earnings/(loss) per weighted average share - basic	$0.04	$—	$0.04	$(0.01)
Diluted earnings/(loss) per common share:
Net earnings/(loss) per weighted average share - diluted	$0.03	$—	$0.03	$(0.01)
1.All of the interest was capitalized for the 2025 Notes for the three months ended June 30, 2021 and for the three and six months ended June 30, 2020.
The following table presents weighted average share equivalents associated with the 2025 Notes and share-based plans that were excluded from the diluted shares outstanding calculation because the result would have been antidilutive. The 2025 Notes are further discussed in Note 9.

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Share equivalents from share-based plans	—	0.5	—	0.6
Share equivalents from 2025 Notes	—	1.9	—	0.9
Total antidilutive weighted average share equivalents	—	2.4	—	1.5
Anti-dilutive stock options
For the three and six months ended June 30, 2021, options to purchase 542,760 shares of our common stock at an average exercise price of $20.35 per share were anti-dilutive and not included in the computation of diluted loss per share because the exercise price of the options was greater than the average market price of the common stock for the three and six months ended June 30, 2021. For the three and six months ended June 30, 2020, options to purchase 1,832,605 and 1,842,770 shares of our common stock at an average exercise price of $12.36 and $12.47 per share, respectively, were anti-dilutive and not included in the computation of diluted loss per share because the exercise price of the options was greater than the average market price of the common stock for the three and six months ended June 30, 2020.

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
The estimated fair value and the carrying amount of debt was $232.9 million and $239.7 million, respectively, as of June 30, 2021. Our 2025 Notes are classified as Level 2 in the fair value hierarchy. The estimated fair value and carrying amount of debt was $267.6 million and $274.6 million as of December 31, 2020.
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
We recognize all derivatives on the balance sheet at fair value. On the date we enter into the derivative instrument, we generally designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in Accumulated other comprehensive income ("AOCI") changes in the fair value of derivatives that are designated as and meet all the required criteria for, a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In contrast we immediately record in earnings changes in the fair value of derivatives that are not designated as cash flow hedges. As of June 30, 2021, we had open foreign currency forward contracts in AOCI in a net after-tax gain position of $0.1 million designated as cash flow hedges of underlying forecasted sales and purchases. At June 30, 2021 we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $11.3 million.
Approximately $0.1 million of net after-tax loss, representing open foreign currency exchange contracts, will be realized in earnings during the six months ending December 31, 2021 if spot rates in the future are consistent with market rates as of June 30, 2021. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the condensed consolidated statements of income.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $11.0 million at June 30, 2021.
Fair Value of Derivative Instruments.
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.The Company had no open derivative cash flow hedge contracts as of December 31, 2020.

June 30, 2021
Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges
Derivatives
Foreign exchange contracts	$0.1
Total derivative assets	0.1
Net derivative assets	$0.1
______________________
1.Balance is included in “Prepaid and other current assets” in the condensed consolidated balance sheets.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Derivatives in Cash Flow Hedging Relationships
The following tables summarize the losses related to our cash flow hedges and derivatives not designated as cash flow hedging instruments. For the three months ended March 31, 2021 and 2020, we did not have any open derivative cash flow hedge contacts.

(in Millions)	Total Foreign Exchange Contracts

Accumulated other comprehensive loss, net of tax at March 31, 2021	$—
Unrealized hedging gains, net of tax	0.1
Total derivatives instruments impact on comprehensive income, net of tax	0.1
Accumulated other comprehensive gain, net of tax at June 30, 2021	$0.1

(in Millions)	Total Foreign Exchange Contracts

Accumulated other comprehensive loss, net of tax at March 31, 2020	$—
Unrealized hedging loses, net of tax	(0.2)
Total derivatives instruments impact on comprehensive income, net of tax	(0.2)
Accumulated other comprehensive loss, net of tax at June 30, 2020	$(0.2)

Derivatives Not Designated as Cash Flow Hedging Instruments

	Location of Loss Recognized in Income on Derivatives	Amount of Pre-tax Loss Recognized in Income on Derivatives (1)
		Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)		2021	2020	2021	2020
Foreign Exchange contracts	Cost of Sales and Services (2)	$(0.2)	$(0.3)	$(0.8)	$(1.1)
Total		$(0.2)	$(0.3)	$(0.8)	$(1.1)
____________________
1.Amounts represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.
2.A loss of $0.1 million and $0.2 million related to intercompany loan hedges is included in Restructuring and other charges in the consolidated statement of operations for the three and six months ended June 30, 2021, respectively. A loss of $0.1 million and a loss of less than $0.1 million related to intercompany loan hedges is included in Restructuring and other charges in the consolidated statement of operations for the three and six months ended June 30, 2020.

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

(in Millions)	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$3.1	$3.1	$—	$—
Total Assets	$3.1	$3.1	$—	$—

Liabilities
Deferred compensation plan obligation (2)	$5.1	$5.1	$—	$—
Total Liabilities	$5.1	$5.1	$—	$—

(in Millions)	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$2.6	$2.6	$—	$—
Total Assets	$2.6	$2.6	$—	$—

Liabilities
Deferred compensation plan obligation (2)	$4.5	$4.5	$—	$—
Total Liabilities	$4.5	$4.5	$—	$—
____________________
1.Balance is included in “Investments” in the condensed consolidated balance sheets. Livent NQSP investments in Livent common stock are recorded as "Treasury stock" in the condensed consolidated balance sheets and carried at historical cost. A mark-to-market loss of $0.2 million and $0.1 million was recorded for the three and six months ended June 30, 2021, respectively, related to the Livent common stock. The mark-to-market gains were recorded in "Selling, general and administrative expense" in the condensed consolidated statement of operations, with a corresponding offset to the deferred compensation plan obligation in the condensed consolidated balance sheets.
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

On October 28, 2020, defendants entered into a stipulation of settlement with the state court plaintiffs in which the Company, on behalf of defendants, paid $7.4 million to resolve all claims related to the IPO. On October 29, 2020, the state court plaintiffs filed a motion seeking preliminary approval of the settlement. The court approved the settlement following a hearing on April 15, 2021 and a final order was issued on April 26, 2021. The settlement resolved all pending litigation relating to the IPO, including the claims in both the state and federal actions. The plaintiffs dismissed their appeal in the federal court on April 30, 2021 with prejudice in light of the settlement.

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

Leases
All of our leases are operating leases as of June 30, 2021 and December 31, 2020. We have operating leases for corporate offices, manufacturing facilities, and land. Our leases have remaining lease terms of 1 year to 14 years. Quantitative disclosures about our leases are summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions, except for weighted-average amounts)	2021	2020	2021	2020
Lease Cost
Operating lease cost	$0.4	$0.4	$0.6	$1.0
Short-term lease cost	0.4	0.1	0.7	0.3
Variable lease cost (1)	0.1	—	0.1	0.1
Total lease cost (1)	$0.9	$0.5	$1.4	$1.4
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$0.6	$0.4	$1.1	$1.0
__________________________
1.Variable lease cost for the three months ended June 30, 2020 was less than $0.1 million. Lease expense is classified as "Selling, general and administrative expenses" in our consolidated statements of operations.

As of June 30, 2021 and December 31, 2020, our operating leases had a weighted average remaining lease term of 8.7 years and 11.7 years, respectively. As of June 30, 2021 and December 31, 2020, our operating leases had a weighted average discount rate of 4.9% and 4.4%, respectively.

The table below presents a maturity analysis of our operating lease liabilities for each of the next five years and a total of the amounts for the remaining years.

(in Millions)	Undiscounted cash flows
Remainder of 2021	$0.7
2022	1.3
2023	1.1
2024	1.1
2025	1.1
Thereafter	3.1
Total future minimum lease payments	8.4
Less: Imputed interest	(1.5)
Total	$6.9

In the first quarter of 2021, we terminated our existing sublease with FMC for approximately twenty-five thousand square feet of office space used for our corporate headquarters in Philadelphia, Pennsylvania and removed the related ROU asset and lease liability of approximately $10.9 million from our condensed consolidated balance sheets. On April 13, 2021 we executed a new five-year sublease agreement with a different counterparty for approximately thirteen thousand square feet of office space for our corporate headquarters in Philadelphia, Pennsylvania and recorded a $2.1 million ROU asset and lease liability in the second quarter of 2021 related thereto.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 14: Supplemental Information
The following tables present details of prepaid and other current assets, other assets, accrued and other current liabilities, and other long-term liabilities as presented on the condensed consolidated balance sheets:

(in Millions)	June 30, 2021	December 31, 2020
Prepaid and other current assets
Argentina government receivable (1)	$12.1	$10.8
Tax related items	13.5	15.7
Other receivables	3.8	8.6
Prepaid expenses	7.5	8.2
Bank Acceptance Drafts (2)	1.5	0.2
Other current assets (3)	5.6	12.8
Total	$44.0	$56.3

(in Millions)	June 30, 2021	December 31, 2020
Other assets
Argentina government receivable (1)	$49.6	$55.8
Advance to contract manufacturers (4)	16.1	16.3
Capitalized software, net	1.6	1.8
Tax related items (5)	3.0	2.7
Other assets	11.5	11.8
Total	$81.8	$88.4
_________________
1.We have various subsidiaries that conduct business in Argentina. At June 30, 2021 and December 31, 2020, $38.6 million and $39.5 million, respectively, of outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables, was denominated in U.S. dollars. As with all outstanding receivable balances, we continually review recoverability by analyzing historical experience, current collection trends and regional business and political factors among other factors.
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
5.Represents an offsetting non-current deferred asset of $3.0 million relating to specific uncertain tax positions and other tax related items.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	June 30, 2021	December 31, 2020
Accrued and other current liabilities
Plant restructuring reserves	$3.2	$3.2
Retirement liability - 401K	1.2	2.6
Accrued payroll	9.9	12.5
Severance related	0.2	2.5
Environmental reserves, current	0.5	0.6
Other accrued and other current liabilities (1)	15.3	15.3
Total	$30.3	$36.7

(in Millions)	June 30, 2021	December 31, 2020
Other long-term liabilities
Accrued investment in unconsolidated affiliate	$6.2	$6.2
Asset retirement obligations	0.3	0.3
Contingencies related to uncertain tax positions (2)	4.0	3.4
Deferred compensation plan obligation	5.1	4.5
Self-insurance reserves	1.5	1.5
Other long-term liabilities	1.0	1.3
Total	$18.1	$17.2
____________________
1.Amounts primarily include accrued capital expenditures related to our expansion projects. December 31, 2020 includes a $7.4 million settlement accrual related to IPO litigation recorded in the third quarter of 2020. See Note 13 for details about IPO litigation settlement.
2.As of June 30, 2021, we have recorded a liability for uncertain tax positions of $3.7 million and a $0.4 million indemnification liability to FMC for assets where the offsetting uncertain tax position is with FMC.

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
Currently, one of the most significant factors is the potential adverse effect of the current COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company, which is substantially influenced by the potential adverse effect of the pandemic on Livent’s customers and suppliers, the global economy and financial markets and costs of implementing COVID-19 safety protocols. The extent to which COVID-19 impacts us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the development of more contagious variants of the virus, such as the Delta variant, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
Additional factors include, among other things:
•a decline in the growth in demand for electric vehicles with high performance lithium compounds;
•supply chain disruptions in the electric vehicle manufacturing industry, such as in the availability and price of semiconductors, resulting in delays in customer orders for our high performance lithium compounds;
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
•risks related to ownership of our common stock, including price fluctuations;
•provisions under Delaware law and our charter documents that may deter third parties from acquiring us; and
•the lack of cash dividends at this time.
Moreover, investors are cautioned to interpret many of these factors as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. You should carefully consider the risk factors discussed in Part I, Item 1A of our 2020 Annual Report on Form 10-K.
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
The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the "Critical Accounting Policies" section included within "Management's Discussion and Analysis of Financial Condition and Results of Operations" within Part II, Item 7 of our 2020 Annual Report on Form 10-K for a detailed description of these policies and their potential effects on our results of operations and financial condition.
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
OVERVIEW
We are a pure-play, fully integrated lithium company, with a long, proven history of producing performance lithium compounds. Our primary products, namely battery-grade lithium hydroxide, lithium carbonate, butyllithium and high purity lithium metal are critical inputs used in various performance applications. Our strategy is to focus on supplying high performance lithium compounds to the fast growing Electric Vehicle (“EV”) battery market, while continuing to maintain our position as a leading global producer of butyllithium and high purity lithium metal. With extensive global capabilities, nearly 80 years of continuous production experience, applications and technical expertise, long standing customer relationships, and a favorable sustainability profile, we believe we are well positioned to capitalize on the accelerating trend of vehicle electrification and renewable energy adoption.
We produce lithium compounds for use in applications that have specific and constantly changing performance requirements, including battery-grade lithium hydroxide for use in high performance lithium-ion batteries. We believe the demand for our compounds will continue to grow as the electrification of transportation accelerates, and as the use of high nickel content cathode materials increases in the next generation of battery technology products. We also supply butyllithium, which is used in the production of polymers and pharmaceutical products, as well as a range of specialty lithium compounds including high purity lithium metal, which is used in non-rechargeable batteries and in the production of lightweight materials for aerospace applications and non-rechargeable batteries. It is in these applications that we have established a differentiated position in the market through our ability to consistently produce and deliver performance lithium compounds.
Second Quarter 2021 Highlights
The following are the more significant developments in our business during the three months ended June 30, 2021:
•Revenue of $102.2 million for the three months ended June 30, 2021 increased $37.3 million, or approximately 57%, compared to $64.9 million for the three months ended June 30, 2020, primarily due to higher lithium hydroxide and lithium carbonate sales volumes.
•Adjusted EBITDA of $16.0 million for the three months ended June 30, 2021 increased $9.6 million, or approximately 150% compared to $6.4 million for the three months ended June 30, 2020 primarily due to higher lithium hydroxide and lithium carbonate sales volumes coupled with lower unit manufacturing costs partially offset by higher raw material costs.
Completion of Public Offering of Our Common Stock
On June 15, 2021, the Company closed on the issuance of 14,950,000 shares of its common stock, par value $0.001 per share, at a public offering price of $17.50 per share, in an underwritten public offering (the "Offering"). Total net proceeds from the Offering, were $252.3 million, after deducting the underwriters’ fees and offering expenses payable by the Company of $9.3 million. We intend to use the net proceeds of the Offering primarily for growth capital expenditures, including lithium capacity expansion, and for general corporate purposes. In June 2021, we used a portion of the proceeds to repay all amounts outstanding under our Revolving Credit Facility.
COVID-19 Impacts
Business and Operations
During the three months ended June 30, 2021, the COVID-19 pandemic continued to negatively impact our business, operations and financial performance. Worldwide government efforts to contain the spread and mitigate the impact of COVID-19 continued. We still face operational challenges and uncertainties related to the unprecedented global COVID-19 pandemic. The disruptions and duration may be impacted by the actions that governments, businesses and individuals take in relation to the pandemic, more contagious variants of the virus, such as the Delta variant, vaccine safety concerns, vaccine resistance, vaccine availability, delays in vaccine distribution and the willingness of individuals to be vaccinated.
We have manufacturing operations in the the United States, Argentina, China, the United Kingdom, and India, general operations in Singapore, and sales offices in the the United States, China, the United Kingdom, India, and Japan.  All of these countries have been affected by the COVID-19 pandemic to varying degrees. Each has adopted measures to contain it, and each may adopt different and/or even stricter measures in the future. The government of Argentina, where the Company’s primary lithium brine resource is located, continues to enact emergency measures including regional curfews and lockdowns, business and school closures, travel and immigration restrictions, and workforce retention rules. In India, the government has imposed lockdowns and similar restrictions from time to time in certain states. We expect government measures and restrictions globally to continue to have a negative impact on demand for certain of our products and a negative impact on the efficient operation of our facilities, supply chains and logistics. Disruptions and delays within our supply chain and logistics operations included problems and congestion at ports, difficulties with scheduling cargo ships, higher shipment and freight costs, additional warehouse costs due to shipment delays, lack of driver availability and fewer transportation options, and the restriction of movements by trucks within and between countries. The severity of these problems and issues has varied in different geographic locations over the course of the COVID-19 pandemic and continues to remain a challenge in Argentina.
Customer demand for certain types of our products improved slightly during the second quarter of 2021. However, customers continue to protect their interests by diversifying among multiple suppliers and may not enter into longer term agreements in the future. They continue to actively manage their own inventory levels in the current uncertain market environment. In addition, customers in the fast-growing EV manufacturing industry are currently experiencing their own supply chain constraints, particularly a shortage of semiconductors, which are used at a much higher degree in the manufacturing of electric vehicles than in non-electric vehicles. This, and similar supply chain disruptions experienced by our customers, could cause delays in their demand for our high performance lithium compounds, further adversely impacting our business and growth plans.
In the first quarter of 2020, because of the significant practical constraints resulting from actions being taken by authorities around the world in response to the COVID-19 pandemic, we elected to suspend all capital expansion work globally. As of the second quarter of 2021, we have resumed our capital expansion work in Argentina and the United States. The continuing spread and effects of COVID-19, including health and safety protocols and logistics disruptions, are impacting our expansion work and there can be no assurance that such impacts will not cause delays or us to decide to further suspend our capital expansion work, or will not otherwise negatively impact our capital expansion. Any significant delay in our capital expansion work in Argentina or the United States could have a material adverse effect on our business, financial condition and results of operations.
We have not faced any material issues with employee morale or attrition. Likewise, we have not faced any material issues with our ability to recruit new employees or in talent management of existing employees. However, we are observing tightness in the United States labor market (e.g., fewer applicants and higher wages) that may impact us, our customers and suppliers in the future.
The material operational challenges that management and the Board of Directors are monitoring are the health and safety of our employees, vaccine availability and distribution, travel restrictions, COVID-19 mitigation measures, the relaxation of work from home requirements, the restriction of movements within and between countries, and the additional impact that COVID-19 is having on the economies in the countries where we operate, such as Argentina where inflation remains high and economic instability persists.
Liquidity and Financial Resources
The rapid and global spread of COVID-19 continues to disrupt the businesses of certain customers, contract manufacturers and suppliers. Several of our customers and contract manufacturers have experienced disruptions in their business due to the COVID-19 pandemic. Certain customers have canceled, postponed or delayed orders.
Our uses of cash were impacted by the effects of COVID-19 during the six months ended June 30, 2021. We continue to face logistical supply disruptions, such as higher truck, freight and sea shipping costs, along with the need to use air freight from time to time. We also continue to use cash to purchase additional COVID-19 testing, personal protective equipment for our employees, such as masks and gloves, and for increased cleaning and disinfectant costs, additional medical personnel at our facilities, and increased personnel transportation costs due to social distancing guidelines.
Corporate Efforts
We have responded to the COVID-19 pandemic in a number of ways. We formed a Global Pandemic Response Team, regional COVID-19 Response Teams, and a Vaccine subcommittee. The Vaccine subcommittee is tasked with monitoring vaccine developments and encouraging our employees to be vaccinated. Our regional COVID-19 Response Teams continue to keep Executive Leadership informed of local matters such as government policies and regulations. Our Enterprise Risk Management processes have worked as designed.
We continue to identify potential new suppliers and logistics providers for our operations as supply chain challenges continue. This includes potential new suppliers of chemicals and packaging, and air freight companies when required. We have altered global production schedules to meet changes in customer demand. Future efforts will continue along these lines and be dictated by the particulars of the COVID-19 pandemic. We continue to plan for a return to more normalized business operations once the COVID-19 pandemic subsides. This may include a relaxation of COVID-19 protocols, more business travel and customer contacts, and hybrid work arrangements.
Health & Safety
We are working diligently to protect the health and well-being of our employees, customers and other key stakeholders. As an essential business under the rules of the governments in the countries where we operate, our plant personnel continue to remain on the job at their respective facilities. We have instituted numerous safety procedures to protect the health of these plant personnel. Protocols include screening of personnel prior to facility entry, the use of masks and gloves, social distancing measures, and quarantine of close contacts with suspected or confirmed COVID-19 cases. Much of our non-plant personnel continue to work from home, and business travel has been substantially reduced, which has limited our ability to meet with customers, suppliers and fellow employees. Communications relating to all of these policies and COVID-19 preventative measures are regularly distributed to our employees, as there can be significant variation with respect to the COVID-19 pandemic situation in different geographic regions at any one time.
We base our health and safety protocols on the advice provided by the White House, the Centers for Disease Control and Prevention, the World Health Organization, and the local government authorities in the countries and regions where we operate.
In the United States, we previously implemented the paid sick leave policies that were required under the Families First Coronavirus Response Act and had supplemented them with our own paid sick and other leave policies. Currently, in the United States, we are providing paid sick leave for qualified absences due to COVID-19. In other geographic locations, we are providing our customary local sick leave benefits and any other leave and benefits that may be required by local governmental authorities. We have not experienced any material employee absences as a result of COVID-19. However, social distancing measures and other health and safety protocols have led to reduced workforce numbers in certain locations, such as with our expansion project in Argentina. If a significant number of our employees at any one location were to require leave as a result of COVID-19, this could pose a risk to the continued operation of the particular facility and could potentially disrupt our broader operations.
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
Business Outlook
Livent is increasing its full year 2021 guidance as market conditions and the Company’s financial performance continue to strengthen. We now expect higher volumes across our lithium products and slightly higher average pricing in 2021 versus the prior year. We also expect lower unit costs versus the prior year, driven in part by higher operating rates and the reduced impact of third-party purchased lithium carbonate usage. However, we expect this to be partially offset by cost increases in logistics, solvents and other raw materials.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in Millions)	(unaudited)
Revenue	$102.2	$64.9	$193.9	$133.4
Cost of sales	81.8	54.7	160.2	108.6
Gross margin	20.4	10.2	33.7	24.8
Selling, general and administrative expenses	11.7	10.3	22.4	21.1
Research and development expenses	0.7	0.8	1.4	1.8
Restructuring and other charges	2.0	0.9	2.3	5.7
Separation-related costs	0.6	0.1	0.5	0.2
Total costs and expenses	96.8	66.8	186.8	137.4
Income/(loss) from operations before loss on debt extinguishment, equity in net loss of unconsolidated affiliates, interest expense, net and income taxes	5.4	(1.9)	7.1	(4.0)
Loss on debt extinguishment	—	0.1	—	0.1
Equity in net loss of unconsolidated affiliates	1.4	0.2	2.7	0.3
Interest expense, net	—	—	0.3	—
Income/(loss) from operations before income taxes	4.0	(2.2)	4.1	(4.4)
Income tax benefit	(2.5)	(2.0)	(1.6)	(2.3)
Net income/(loss)	$6.5	$(0.2)	$5.7	$(2.1)
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2021	2020	2021	2020
Net income/(loss) (GAAP)	$6.5	$(0.2)	$5.7	$(2.1)
Add back:
Interest expense, net	—	—	0.3	—
Income tax benefit	(2.5)	(2.0)	(1.6)	(2.3)
Depreciation and amortization	6.3	6.0	12.5	11.6
EBITDA (Non-GAAP)	10.3	3.8	16.9	7.2
Add back:
Certain Argentina remeasurement losses (a)	1.0	1.7	3.3	2.9
Restructuring and other charges (b)	2.0	0.9	2.3	5.7
Separation-related costs (c)	0.6	0.1	0.5	0.2
COVID-19 related costs (d)	1.4	—	2.3	—
Loss on debt extinguishment (e)	—	0.1	—	0.1
Other gain/(loss) (f)	0.7	(0.2)	1.8	(0.3)
Adjusted EBITDA (Non-GAAP)	$16.0	$6.4	$27.1	$15.8
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

b.We continually perform strategic reviews and assess the return on our business. This sometimes results in management changes or in a plan to restructure the operations of our business. As part of these restructuring plans, demolition costs and write-downs of long-lived assets may occur. Also includes transaction related legal fees and miscellaneous nonrecurring transactions. Three and six months ended June 30, 2020 includes legal fees related to IPO securities litigation.
c.Represents legal, professional, transaction related fees and other Separation-related activity.
d.Represents incremental costs associated with COVID-19 recorded in "Cost of sales" in the condensed consolidated statement of operations, including but not limited to, incremental quarantine related absenteeism, incremental facility cleaning costs, COVID-19 testing, pandemic-related supplies and personal protective equipment for employees, among other costs; offset by economic relief provided by foreign governments.
e.Represents the partial write off of deferred financing costs for the temporary reduction in borrowing capacity related to the First Amendment excluded from our calculation of Adjusted EBITDA because the loss is nonrecurring.
f.Three and six months ended June 30, 2021 represents our 25% indirect interest in nonrecurring transaction costs incurred for the Nemaska Transaction included in Equity in net loss of unconsolidated affiliates in our condensed consolidated statement of operations related to our investment in Nemaska Lithium, Inc. Three and six months ended June 30, 2020 represents a portion of our nonrefundable prepaid research and development costs advanced to an unconsolidated affiliate in the fourth quarter 2019 and excluded from our calculation of Adjusted EBITDA in the same period because the costs represent research and development activities of the affiliate that had not occurred as of December 31, 2019. These costs were included with our calculation of Adjusted EBITDA for the three and six months ended June 30, 2020 when the costs were incurred at the unconsolidated affiliate.
Three Months Ended June 30, 2021 vs. 2020
Revenue
Revenue of $102.2 million for the three months ended June 30, 2021 (the "2021 Quarter") increased by approximately 57%, or $37.3 million, compared to $64.9 million for the three months ended June 30, 2020 (the "2020 Quarter") primarily due to higher lithium hydroxide and lithium carbonate sales volumes, driven by an increase in customer demand.
Gross margin
Gross margin of $20.4 million for the 2021 Quarter increased by $10.2 million, or approximately 100%, versus $10.2 million for the 2020 Quarter. The increase in gross margin was primarily due to higher lithium hydroxide and lithium carbonate sales volumes coupled with lower unit manufacturing costs, partially offset by COVID-19 costs to implement safety protocols and higher raw material costs.
Restructuring and other charges
Restructuring and other charges of $2.0 million for the 2021 Quarter increased by $1.1 million versus $0.9 million for the 2020 Quarter. Restructuring and other charges for the 2020 Quarter consisted primarily of severance-related costs of $0.5 million, and approximately $0.2 million related to accrued IPO litigation costs. 2021 Quarter Restructuring and other charges consisted primarily of transaction related legal fees and miscellaneous nonrecurring transactions (see Note 7 for details).
Equity in net loss of unconsolidated affiliates
Equity in net loss of unconsolidated affiliates of $1.4 million for the 2021 Quarter represents our 25% interest in the Nemaska Lithium Inc. project which includes $0.7 million of nonrecurring transaction costs incurred for the Nemaska Transaction by an unconsolidated affiliate (see Note 13 for details).
Interest expense, net
All of our interest, $3.9 million and $2.4 million for the 2021 Quarter and the 2020 Quarter, respectively was capitalized.
Income tax benefit
The increase in income tax benefit to $(2.5) million for the 2021 Quarter compared to the income tax benefit of $(2.0) million for the 2020 Quarter, was primarily due to a change in income tax law in Argentina offset by the impact of foreign currency in Argentina. Argentina Income tax law was amended on June 16, 2021 to introduce new progressive corporate income tax rates from 25% to 35%. This change resulted in a tax benefit of $(4.1) million for the revaluation of Argentina net deferred tax assets for the three months ended June 30, 2021. The increase in income tax benefit was primarily offset by a decrease in the tax benefit associated with fluctuations in foreign currency impacts in Argentina of $(0.3) million and $(3.4) million for the three months ended June 30, 2021 and 2020, respectively. Additionally, the increase in income tax benefit was offset by an increase in income from operations.
Net income/(loss)
Net income of $6.5 million for the 2021 Quarter compared to net loss of $(0.2) million for the 2020 Quarter was primarily due to higher lithium hydroxide and lithium carbonate sales volumes partially offset by higher Restructuring and other charges, incremental COVID-19 costs to implement safety protocols, higher raw material costs and $1.4 million Equity in net loss of unconsolidated affiliates.

Six Months Ended June 30, 2021 vs. 2020
Revenue
Revenue of $193.9 million for the six months ended June 30, 2021 (the "2021 YTD") increased by approximately 45%, or $60.5 million, compared to $133.4 million for the six months ended June 30, 2020 (the "2020 YTD") primarily due to higher lithium hydroxide and lithium carbonate sales volumes, driven by an increase in customer demand.
Gross margin
Gross margin of $33.7 million for the 2021 YTD increased by $8.9 million, or approximately 36%, versus $24.8 million for the 2020 YTD. The increase in gross margin was primarily due higher lithium hydroxide and lithium carbonate sales volumes coupled with lower unit manufacturing costs, partially offset by COVID-19 costs to implement safety protocols and higher raw material costs.
Restructuring and other charges
Restructuring and other charges of $2.3 million for the 2021 YTD decreased by $3.4 million versus $5.7 million for the 2020 YTD. Restructuring and other charges for the 2020 YTD consisted of severance-related costs for management changes at certain operating and administrative facilities, accrued exit costs of $1.0 million for the closing of leased office space and legal fees related to IPO securities litigation. 2021 YTD Restructuring and other charges consisted primarily of environmental remediation, transaction related legal fees and miscellaneous nonrecurring costs (see Note 7 for details).
Equity in net loss of unconsolidated affiliates
Equity in net loss of unconsolidated affiliates of $2.7 million for the 2021 YTD represents our 25% interest in the Nemaska Lithium Inc. project which includes $1.8 million of nonrecurring transaction costs incurred for the Nemaska Transaction by an unconsolidated affiliate (see Note 13 for details).
Interest expense, net
Interest expense of $0.3 million for the 2021 YTD is noncash amortization of transaction costs related to the 2025 Notes which represents the excess interest over the amount of interest capitalized in accordance with U.S. GAAP for the 2021 YTD. All of our interest was capitalized in the 2020 YTD.
Income tax benefit
The decrease in income tax benefit to $(1.6) million for the 2021 YTD compared to the income tax benefit of $(2.3) million for the 2020 YTD, was primarily due to a decrease in the tax benefits associated with fluctuations in foreign currency impacts in Argentina of $(1.7) million and $(4.1) million for the six months ended June 30, 2021 and 2020, respectively; and a law enacted in India eliminating tax goodwill amortization effective April 1, 2020. Additionally, the decrease in tax benefit was due to an increase in income from operations. The decrease in income tax benefit was primarily offset by a revaluation of Argentina net deferred tax assets of $(4.1) million, resulting from the change in income tax law in Argentina. Argentina Income tax law was amended on June 16, 2021 to introduce new progressive corporate income tax rates from 25% to 35%.
Net income/(loss)
Net income of $5.7 million for the 2021 YTD compared to net loss of $(2.1) million for the 2020 YTD was primarily due to higher lithium hydroxide and lithium carbonate sales volumes and lower Restructuring and other charges, offset by incremental COVID-19 costs to implement safety protocols, higher raw material costs and $2.7 million Equity in net loss of unconsolidated affiliates.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at June 30, 2021 and December 31, 2020, were $216.6 million and $11.6 million, respectively. Of the cash and cash equivalents balance at June 30, 2021, $17.8 million were held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal. We have concluded the Tax Act has not altered our assertion of identifying reinvested earnings. See Note 9, Part II, Item 8 of our 2020 Annual Report on Form 10-K for more information.

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
We had $245.8 million and $281.4 million debt outstanding as of June 30, 2021 and December 31, 2020, respectively. Our June 30, 2021 debt outstanding was comprised solely of our 2025 Notes because in June 2021 we used a portion of the net proceeds from the Offering to repay all amounts outstanding under our Revolving Credit Facility. Among other restrictions, our Revolving Credit Facility contains financial covenants applicable to Livent and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our maximum allowable first lien leverage ratio is 3.5 as of June 30, 2021. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all covenants at June 30, 2021.
Statement of Cash Flows
Cash provided/(required) by operating activities was $30.6 million and $(0.3) million for the six months ended June 30, 2021 and 2020, respectively.
The cash provided by operating activities for the 2021 YTD as compared to the cash required by operating activities for the 2020 YTD was primarily driven by higher net income in the 2021 YTD and a decrease in payments of accounts payables in the 2021 YTD compared to the 2020 YTD.
Cash required by investing activities was $(42.7) million and $(89.9) million for the six months ended June 30, 2021 and 2020, respectively.
The decrease in cash required by investing activities for the 2021 YTD compared to the 2020 YTD is primarily due to the Company's election to suspend all capital expansion work globally in March 2020, resulting in decreased capital expenditures for production capacity of lithium carbonate and hydroxide during the first half of the 2021 YTD.
Cash provided by financing activities was $216.9 million and $90.9 million for the six months ended June 30, 2021 and 2020, respectively.
Net cash proceeds for financing activities increased in the 2021 YTD compared to the 2020 YTD and was provided primarily by net proceeds of $252.3 million from the Offering, partially offset by the repayment of the outstanding balance of our Revolving Credit Facility in June 2021.
Other potential liquidity needs
We plan to meet our liquidity needs through available cash, cash generated from operations, borrowings under the committed Revolving Credit Facility, and other potential financing strategies that may be available to us. At June 30, 2021, our remaining borrowing capacity under our Revolving Credit Facility, subject to meeting our debt covenants, is $385.6 million, including letters of credit utilization. Our overall borrowing capacity under the Revolving Credit Facility is $400 million as of June 30, 2021.
We expect the COVID-19 pandemic uncertainties, and lithium market challenges to continue in 2021. Our net leverage ratio is determined, in large part, by our ability to manage the timing and amount of our capital expenditures, which is within our control. It is also determined by our ability to achieve forecasted operating results and to pursue other working capital financing strategies that may be available to us, which is less certain and outside our control. In the first quarter of 2020, because of the significant practical constraints resulting from actions being taken by authorities around the word in response to the COVID-19 pandemic, the Company elected to suspend all capital expansion work globally. As of the second quarter of 2021, supported by partially reduced COVID-19 related constraints, additional commitments from customers and improved market conditions, Livent resumed its capital expansion work in Argentina and the United States. Based on this resumption, the Company estimates 2021 total capital spending to be $125 million.
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
Contractual Commitments
Information related to our contractual commitments at December 31, 2020 can be found in a table included within Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations within our 2020 Annual Report on Form 10-K. There have been no significant changes to our contractual commitments during the period ended June 30, 2021.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10% change in the foreign currency exchange rates from their levels at the balance sheet date with all other variables (including interest rates) held constant. As of December 31, 2020, we had no open derivative cash flow hedge contracts.

		Hedged Currency vs. Functional Currency
(in Millions)	Net asset position on consolidated balance sheets	Net liability position with 10% strengthening	Net asset position with 10% weakening
Net asset/(liability) position as of June 30, 2021	$0.1	$(1.1)	$1.1
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of June 30, 2021, we had no interest rate swap agreements.
Our debt portfolio at June 30, 2021 is composed of fixed-rate and variable-rate debt; consisting of borrowings under our 2025 Notes and Revolving Credit Facility. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways. Based on the variable-rate debt in our debt portfolio at June 30, 2021, a one percentage point increase or decrease in interest rates would have increased or decreased, respectively, gross interest expense by $0.2 million for the six months ended June 30, 2021.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2021, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Shares
A summary of our repurchases of Livent's common stock for the three months ended June 30, 2021 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2021	217	$18.19	$—	$—
May 1 through May 31, 2021	227	$18.15	—	—
June 1 through June 30, 2021	216	$18.44	—	—
Total Q2 2021	660	$18.26	$—	$—
(1) The trustee of the Livent NQSP reacquires shares of Livent common stock from time to time through open-market purchases relating to investments by employees in our common stock, one of the investment options available under the Livent NQSP. Such shares are held in a trust fund and recorded to Treasury stock in our condensed consolidated balance sheets.
(2)     We have no publicly announced stock repurchase programs.

ITEM 6.    EXHIBITS

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code
101	Interactive Data File
104	The cover page from Livent Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVENT CORPORATION (Registrant)

By:	/s/ GILBERTO ANTONIAZZI
Gilberto Antoniazzi, Vice President and Chief Financial Officer
Date: August 5, 2021