Form 10-Q
period 2021-09-30
Livent Corp.
filed 2021-11-04
CIK 1742924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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

☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).    YES  ☐    NO  ☒
As of September 30, 2021, there were 161,575,016 shares of Common Stock, $0.001 par value per share, outstanding.

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

Credit Agreement	The Original Credit Agreement, as amended on May 6, 2020, by the First Amendment and August 3, 2020, by the Second Amendment
EAETR	Estimated annual effective tax rate
ESG	Environmental, social and governance
EV	Electric vehicle
FASB	Financial Accounting Standards Board
First Amendment	On May 6, 2020, Livent Corporation entered into the First Amendment to the Credit Agreement to amend and restate the Original Credit Agreement
FMC	FMC Corporation
FMC Plan	FMC Corporation Incentive Compensation and Stock Plan
IPO	Initial public offering
Livent NQSP	Livent Non-Qualified Savings Plan
Livent Plan	Livent Corporation Incentive Compensation and Stock Plan
Nemaska	Nemaska Lithium Shawinigan Transformation Inc., a subsidiary of Nemaska Lithium Inc. a Canadian lithium producer based in Québec, Canada
Nemaska Project	The ownership and operation of the business previously conducted by Nemaska, by a consortium in which Livent indirectly owns a 25% equity interest through its investment in QLP.
Nemaska Transaction	The transaction through which a consortium has purchased and operates the business previously conducted by Nemaska Lithium Inc.
Offering
On June 15, 2021, the Company closed on the issuance of 14,950,000 shares of its common stock, par value $0.001 per share, at a public offering price of $17.50 per share, in an underwritten public offering. Total net proceeds from the offering were $252.2 million.

Original Credit Agreement	On September 18, 2018 Livent Corporation entered into the credit agreement, which provides for a $400 million senior secured revolving credit facility
Over-Allotment Option	Option to purchase an additional $20.75 million principal amount of 2025 Notes exercised on July 7, 2020.
QLP	Québec Lithium Partners, a joint venture owned equally by The Pallinghurst Group and Livent. QLP owns a 50% equity interest in the Nemaska Project.
Revolving Credit Facility	Livent's $400 million senior secured revolving credit facility
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
Second Amendment	On August 3, 2020, Livent Corporation entered into the Second Amendment to the Credit Agreement to amend the Credit Agreement
Securities Act	Securities Act of 1933
Separation	On October 15, 2018, Livent completed its IPO and sold 20 million shares of Livent common stock to the public at a price of $17.00 per share
Tax Act	Tax Cuts and Jobs Act
U.S. GAAP	United States Generally Accepted Accounting Principles

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in Millions, Except Per Share Data)	(unaudited)
Revenue	$103.6	$72.6	$297.5	$206.0
Cost of sales	85.3	69.8	245.5	178.4
Gross margin	18.3	2.8	52.0	27.6
Selling, general and administrative expenses	11.8	10.0	34.2	31.1
Research and development expenses	0.8	1.0	2.2	2.8
Restructuring and other charges	1.1	4.4	3.4	10.1
Separation-related costs	0.8	0.6	1.3	0.8
Total costs and expenses	99.8	85.8	286.6	223.2
Income/(loss) from operations before loss on debt extinguishment, equity in net loss of unconsolidated affiliates and interest expense, net	3.8	(13.2)	10.9	(17.2)
Loss on debt extinguishment	—	—	—	0.1
Equity in net loss of unconsolidated affiliates	1.0	0.1	3.7	0.4
Interest expense, net	—	0.3	0.3	0.3
Income/(loss) from operations before income taxes	2.8	(13.6)	6.9	(18.0)
Income tax expense/(benefit)	15.4	(3.1)	13.8	(5.4)
Net loss	$(12.6)	$(10.5)	$(6.9)	$(12.6)
Net loss per weighted average share - basic and diluted	$(0.08)	$(0.07)	$(0.05)	$(0.09)
Weighted average common shares outstanding - basic and diluted	161.6	146.3	152.3	146.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in Millions)	(unaudited)
Net loss	$(12.6)	$(10.5)	$(6.9)	$(12.6)
Other comprehensive (loss)/income, net of tax:
Foreign currency adjustments:
Foreign currency translation (loss)/gain arising during the period	(1.1)	3.0	(0.2)	1.4
Total foreign currency translation adjustments	(1.1)	3.0	(0.2)	1.4
Derivative instruments:
Unrealized hedging losses, net of tax of less than $0.1	(0.1)	—	—	(0.2)
Total derivative instruments loss, net of tax of less than $0.1	(0.1)	—	—	(0.2)
Other comprehensive (loss)/income, net of tax	(1.2)	3.0	(0.2)	1.2
Comprehensive loss	$(13.8)	$(7.5)	$(7.1)	$(11.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$195.3	$11.6
Trade receivables, net of allowance of $0.3 and $0.4, respectively	83.0	76.3
Inventories, net	110.2	105.6
Prepaid and other current assets	43.8	56.3
Total current assets	432.3	249.8
Investments	23.2	23.8
Property, plant and equipment, net of accumulated depreciation of $238.3 and $222.4, respectively	605.3	545.3
Deferred income taxes	2.2	13.4
Right of use assets - operating leases, net	6.4	16.1
Other assets	81.6	88.4
Total assets	$1,151.0	$936.8
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, trade and other	$49.7	$43.9
Accrued customer rebates	—	0.3
Accrued and other current liabilities	35.7	36.7
Operating lease liabilities - current	1.0	1.4
Income taxes	2.3	—
Total current liabilities	88.7	82.3
Long-term debt	240.1	274.6
Operating lease liabilities - long-term	5.5	14.8
Environmental liabilities	6.2	6.1
Deferred income taxes	7.8	5.6
Other long-term liabilities	18.2	17.2
Commitments and contingent liabilities (Note 13)
Total current and long-term liabilities	366.5	400.6
Equity
Common stock; $0.001 par value; 2 billion shares authorized in 2018; 161,676,147 and 146,461,249 shares issued; 161,575,016 and 146,361,981 outstanding at September 30, 2021 and December 31, 2020, respectively	0.1	0.1
Capital in excess of par value of common stock	776.4	520.9
Retained earnings	53.4	60.3
Accumulated other comprehensive loss	(44.6)	(44.4)
Treasury stock, common; 101,131 and 99,268 shares at September 30, 2021 and December 31, 2020, respectively	(0.8)	(0.7)
Total equity	784.5	536.2
Total liabilities and equity	$1,151.0	$936.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2021	2020
(in Millions)	(unaudited)
Cash provided by operating activities:
Net loss	$(6.9)	$(12.6)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	18.7	17.7
Restructuring and other charges	(0.8)	4.3
Deferred income taxes	11.2	(5.7)
Separation-related costs	—	0.1
Share-based compensation	4.0	3.4
Change in investments in trust fund securities	0.4	0.1
Loss on debt extinguishment	—	0.1
Deferred financing fees amortization	0.3	0.3
Equity in net loss of unconsolidated affiliates	3.7	0.4
Changes in operating assets and liabilities:
Trade receivables, net	(6.2)	17.5
Inventories	(4.2)	(0.1)
Accounts payable, trade and other	5.5	(40.9)
Change in deferred compensation	1.2	0.4
Income taxes	2.3	(0.9)
Change in prepaid and other current assets and other assets	16.6	(5.5)
Change in accrued and other current liabilities and other long-term liabilities	(4.8)	22.9
Cash provided by operating activities	41.0	1.5
Cash used in investing activities:
Capital expenditures(1)	(69.4)	(110.0)
Investments in trust fund securities	(1.2)	(0.4)
Investment in unconsolidated affiliate	(2.5)	—
Other investing activities	(1.2)	(1.4)
Cash used in investing activities	(74.3)	(111.8)
Cash provided by financing activities:
Proceeds from Revolving Credit Facility	39.5	147.0
Repayments of Revolving Credit Facility	(75.1)	(276.5)
Proceeds from 2025 Notes	—	245.7
Payments of financing fees	—	(8.4)
Proceeds from Offering	261.6	—
Payments of underwriting fees and expenses - Offering	(9.4)	—
Proceeds of issuance of common stock - incentive plans	0.3	0.4
Cash provided by financing activities	216.9	108.2
Effect of exchange rate changes on cash and cash equivalents	0.1	0.1
Increase/(decrease) in cash and cash equivalents	183.7	(2.0)
Cash and cash equivalents, beginning of period	11.6	16.8
Cash and cash equivalents, end of period	$195.3	$14.8

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended September 30,
	2021	2020
Supplemental Disclosure for Cash Flow:	(unaudited)
Cash payments for income taxes, net (2)	$0.5	$2.8
Cash payments for interest, net (1)	$12.9	$4.8
Cash payments for Restructuring and other charges	$4.2	$5.8
Cash payments for Separation-related charges	$1.4	$0.7
Accrued capital expenditures	$17.8	$7.8
Operating lease right-of-use assets and lease liabilities recorded for ASC 842	$2.1	$0.8
____________________
1.For the nine months ended September 30, 2021, and 2020 $11.5 million and $8.1 million of interest expense was capitalized, respectively.
2.Nine months ended September 30, 2021 includes $1.7 million of refunds relating to U.S. state taxes and foreign taxes. Nine months ended September 30, 2020 includes $1.9 million refund from FMC related to the Company's 2018 federal income tax return.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(in Millions Except Per Share Data)	Common Stock, $0.001 Per Share Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2019	$0.1	$516.4	$76.6	$(48.3)	$(0.8)	$544.0
Net loss	—	—	(1.9)	—	—	(1.9)
Stock compensation plans	—	1.2	—	—	—	1.2
Shares withheld for taxes - common stock issuances	—	(0.7)	—	—	—	(0.7)
Foreign currency translation adjustments	—	—	—	(1.8)	—	(1.8)
Balance, March 31, 2020	$0.1	$516.9	$74.7	$(50.1)	$(0.8)	$540.8
Net loss	—	—	(0.2)	—	—	(0.2)
Stock compensation plans	—	1.0	—	—	—	1.0
Net hedging losses, net of income tax	—	—	—	(0.2)	—	(0.2)
Foreign currency translation adjustments	—	—	—	0.2	—	0.2
Exercise of stock options	—	0.1	—	—	—	0.1
Balance, June 30, 2020	$0.1	$518.0	$74.5	$(50.1)	$(0.8)	$541.7
Net loss	—	—	(10.5)	—	—	(10.5)
Stock compensation plans	—	1.2	—	—	—	1.2
Exercise of stock options	—	0.3	—	—	—	0.3
Foreign currency translation adjustments	—	—		3.0	—	3.0
Balance, September 30, 2020	$0.1	$519.5	$64.0	$(47.1)	$(0.8)	$535.7

Balance, December 31, 2020	$0.1	$520.9	$60.3	$(44.4)	$(0.7)	$536.2
Net loss	—	—	(0.8)	—	—	(0.8)
Stock compensation plans	—	1.2	—	—	—	1.2
Exercise of stock options	—	0.2	—	—	—	0.2
Shares withheld for taxes - common stock issuances	—	(0.8)	—	—	—	(0.8)
Net purchases of treasury stock - nonqualified plan	—	—	—	—	(0.1)	(0.1)
Foreign currency translation adjustments	—	—	—	(0.3)	—	(0.3)
Balance, March 31, 2021	$0.1	$521.5	$59.5	$(44.7)	$(0.8)	$535.6
Net income	—	—	6.5	—	—	6.5
Stock compensation plans	—	1.4	—	—	—	1.4
Net hedging gains, net of income tax	—	—	—	0.1	—	0.1
Issuance of common stock - Offering	—	252.3	—	—	—	252.3
Foreign currency translation adjustments	—	—	—	1.2	—	1.2
Balance, June 30, 2021	$0.1	$775.2	$66.0	$(43.4)	$(0.8)	$797.1
Net loss	—	—	(12.6)	—	—	(12.6)
Stock compensation plans	—	1.4	—	—	—	1.4
Issuance of common stock - Offering	—	(0.1)	—	—	—	(0.1)
Shares withheld for taxes - common stock issuances	—	(0.2)	—	—	—	(0.2)
Net hedging losses, net of income tax	—	—	—	(0.1)	—	(0.1)
Exercise of stock options	—	0.1	—	—	—	0.1
Foreign currency translation adjustments	—	—	—	(1.1)	—	(1.1)
Balance, September 30, 2021	$0.1	$776.4	$53.4	$(44.6)	$(0.8)	$784.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 1: Description of the Business
Background and Nature of Operations
Livent Corporation (“Livent”, “we”, “us”, "company" or “our”) manufactures lithium for use in a wide range of lithium products, which are used primarily in lithium-based batteries, specialty polymers and chemical synthesis applications. We serve a diverse group of markets. Our product offerings generally have few cost-effective substitutes. A major growth driver for lithium in the future will be the rate of adoption of electric vehicles.
Most markets for lithium chemicals are global with significant growth occurring in Asia, Europe and North America, primarily driven by the development and manufacturing of lithium-ion batteries. We are one of the few leading global producers of performance lithium compounds.
Note 2: Principal Accounting Policies and Related Financial Information
The accompanying condensed consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted from these interim financial statements. The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our condensed consolidated financial position as of September 30, 2021 and December 31, 2020, the condensed consolidated results of operations for the three and nine months ended September 30, 2021 and 2020, and the condensed consolidated cash flows for the nine months ended September 30, 2021 and 2020. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These statements, therefore, should be read in conjunction with the annual consolidated and combined financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Annual Report on Form 10-K").
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

Note 4: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and by product categories. The following table provides information about disaggregated revenue by major geographical region:

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
North America (1)	$20.0	$11.0	$63.4	$40.5
Latin America	—	—	—	0.1
Europe, Middle East & Africa	14.2	9.8	46.0	32.3
Asia Pacific (1)	69.4	51.8	188.1	133.1
Total Revenue	$103.6	$72.6	$297.5	$206.0
1.During the three months ended September 30, 2021, countries with sales in excess of 10% of combined revenue consisted of Japan, the United States, and China. Sales for the three months ended September 30, 2021 for Japan, the United States, and China totaled $24.5 million, $19.7 million, $36.6 million, respectively. During the nine months ended September 30, 2021, countries with sales in excess of 10% of combined revenue consisted of Japan, the United States, and China. Sales for the nine months ended September 30, 2021 for Japan, the United States, and China totaled $65.1 million, $62.7 million, $89.9 million, respectively. During the three months ended September 30, 2020, countries with sales in excess of 10% of combined revenue consisted of Japan, the United States and China. Sales for the three months ended September 30, 2020 for Japan, the United States and China totaled $23.5 million, $11.0 million, and $19.0 million, respectively. During the nine months ended September 30, 2020, countries with sales in excess of 10% of combined

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
revenue consisted of Japan, the United States and China. Sales for the nine months ended September 30, 2020 for Japan, the United States and China totaled $81.1 million, $40.0 million, and $29.1 million, respectively.
For the three months ended September 30, 2021, one customer accounted for approximately 35% of total revenue and our 10 largest customers accounted in aggregate for approximately 69% of total revenue. For the three months ended September 30, 2020, two customers accounted for approximately 34% and 10% of total revenue, respectively, and our 10 largest customers accounted in aggregate for approximately 68% of total revenue. For the nine months ended September 30, 2021, one customer accounted for approximately 36% of total revenue and our 10 largest customers accounted in aggregate for approximately 68% of total revenue. For the nine months ended September 30, 2020, one customer accounted for approximately 35% of total revenue and our 10 largest customers accounted in aggregate for approximately 64% of total revenue. A loss of any material customer could have a material adverse effect on our business, financial condition and results of operations.

The following table provides information about disaggregated revenue by major product category:

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lithium Hydroxide	$50.7	$43.9	$160.5	$115.4
Butyllithium	27.4	19.6	76.1	62.4
High Purity Lithium Metal and Other Specialty Compounds	9.8	7.1	27.6	23.0
Lithium Carbonate and Lithium Chloride	15.7	2.0	33.3	5.2
Total Revenue	$103.6	$72.6	$297.5	$206.0

Contract asset and contract liability balances
The following table presents the opening and closing balances of our receivables, net of allowances. As of September 30, 2021 and December 31, 2020, there were no contract liabilities from contracts with customers.

(in Millions)	Balance as of September 30, 2021	Balance as of December 31, 2020	Increase (Decrease)
Receivables from contracts with customers, net of allowances	$83.0	$76.3	$6.7
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
Performance obligations
Occasionally, we may enter into multi-year take or pay supply agreements with customers. The aggregate amount of revenue expected to be recognized related to these contracts’ performance obligations that are unsatisfied or partially unsatisfied is approximately $10 million for the remainder of 2021 and $68 million in 2022 and 2023, respectively. These approximate revenues do not include amounts of variable consideration attributable to contract renewals or contract contingencies. Based on our past experience with the customers under these arrangements, we expect to continue recognizing revenue in accordance with the contracts as we transfer control of the product to the customer. However, in the case a shortfall of volume purchases occurs, we will recognize the amount payable by the customer over the remaining performance obligations in the contract.

Note 5: Inventories, Net
Inventories consisted of the following:

(in Millions)	September 30, 2021	December 31, 2020
Finished goods	$35.0	$36.1
Semi-finished goods	41.3	46.2
Raw materials, supplies and other	33.9	23.3
Inventory, net	$110.2	$105.6

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 6: Investments
In 2020, Livent entered into an agreement with The Pallinghurst Group relating to Québec Lithium Partners ("QLP"), a joint venture owned equally by The Pallinghurst Group and Livent, and the conduct of certain business operations and oversight, previously conducted solely by Nemaska Lithium Inc. for the development of a fully integrated lithium chemical asset located in Québec, Canada that is not yet in commercial production. QLP owns a 50% equity interest in the Nemaska Project. The Company accounts for the investment in QLP as an equity method investment on a one-quarter lag basis and is included in Investments in our condensed consolidated balance sheets. For the three and nine months ended September 30, 2021, we recorded a $1.0 million and $3.7 million loss, respectively, related to our 50% equity interest in QLP to Equity in net loss of unconsolidated affiliates in our condensed consolidated statement of operations. The carrying amount of our 50% equity interest in QLP was $20.1 million and $21.2 million as of September 30, 2021 and December 31, 2020, respectively.

Note 7: Restructuring and Other Charges
The following table shows other charges included in "Restructuring and other charges" in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2021	2020	2021	2020
Restructuring charges
Severance-related and exit costs (1)	$0.1	$0.9	$0.2	$5.8
Other charges
Environmental remediation (2)	0.1	0.1	0.3	0.4
Other (3)	0.9	3.4	2.9	3.9
Total Restructuring and other charges	$1.1	$4.4	$3.4	$10.1
___________________
1.Three and nine months ended September 30, 2020 includes severance costs for management changes at certain operating and administrative facilities and exit costs of $1.6 million for the closing of leased office space.
2.There is one environmental remediation site in Bessemer City, North Carolina.
3.Three and nine months ended September 30, 2021 consists primarily of transaction-related legal fees and miscellaneous nonrecurring transactions. Three and nine months ended September 30, 2020 consists primarily of legal fees related to IPO securities litigation including a settlement accrual, net of insurance reimbursement, of $2.5 million in the third quarter. The IPO litigation settlement was finalized in the second quarter of 2021.

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
Provision for income taxes for the three and nine months ended September 30, 2021 was an expense of $15.4 million and $13.8 million resulting in an effective tax rate of 540.5% and 198.7%, respectively. Provision for income taxes for the three and nine months ended September 30, 2020 was a benefit of $3.1 million and $5.4 million resulting in an effective tax rate of 22.8% and 30.0%, respectively.

Note 9: Debt
Long-term debt
Long-term debt consists of the following:

	Interest Rate Percentage			Maturity Date	September 30, 2021	December 31, 2020
(in Millions)	LIBOR borrowings	Base rate borrowings
Revolving Credit Facility (1)	2.3%	4.5%		2023	$—	$35.6
4.125% Convertible Senior Notes due 2025			4.125%	2025	245.8	245.8
Transaction costs - 2025 Notes					(5.7)	(6.8)
Total long-term debt (2)					$240.1	$274.6
______________________________
1.As of September 30, 2021 and December 31, 2020, there were $14.4 million in letters of credit outstanding under our Revolving Credit Facility and $385.6 million and $275.0 million available funds as of September 30, 2021 and December 31, 2020, respectively. Fund availability is subject to the Company meeting its debt covenants.
2.As of September 30, 2021 and December 31, 2020, the Company had no debt maturing within one year.
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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Statement of operations
(in Millions, except per share amounts)
Three months ended September 30, 2021	As computed under ASC 470-20	As reported under ASU 2020-06	Effect of change
Interest expense/(income)	$1.8	$—	$(1.8)
Income from operations before income taxes	1.0	2.8	1.8
Income tax expense	15.0	15.4	0.4
Net (loss)/income	$(14.0)	$(12.6)	$1.4
Net (loss)/income per weighted average share - basic and diluted	$(0.09)	$(0.08)	$0.01

Nine months ended September 30, 2021	As computed under ASC 470-20	As reported under ASU 2020-06	Effect of change
Interest expense/(income)	$5.5	$0.3	$(5.2)
Income from operations before income taxes	1.7	6.9	5.2
Income tax expense	12.7	13.8	1.1
Net (loss)/income	$(11.0)	$(6.9)	$4.1
Net (loss)/income per weighted average share - basic and diluted	$(0.07)	$(0.05)	$0.02

Three months ended September 30, 2020	As originally reported	As adjusted	Effect of change
Interest expense/(income)	$2.0	$0.3	$(1.7)
(Loss)/income from operations before income taxes	(15.3)	(13.6)	1.7
Income tax (benefit)/expense	(3.5)	(3.1)	0.4
Net (loss)/income	$(11.8)	$(10.5)	$1.3
Net (loss)/income per weighted average share - basic and diluted	$(0.08)	$(0.07)	$0.01

Nine months ended September 30, 2020	As originally reported	As adjusted	Effect of change
Interest expense/(income)	$2.0	$0.3	$(1.7)
(Loss)/Income from operations before income taxes	(19.7)	(18.0)	1.7
Income tax (benefit)/expense	(5.8)	(5.4)	0.4
Net (loss)/income	$(13.9)	$(12.6)	$1.3
Net (loss)/income per weighted average share - basic and diluted	$(0.10)	$(0.09)	$0.01

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Balance Sheet
(in Millions, except per share amounts)
September 30, 2021	As computed under ASC 470-20	As reported under ASU 2020-06	Effect of change
Deferred income taxes	$15.0	7.8	$(7.2)
Long-term debt	207.4	240.1	32.7
Total liabilities	$222.4	$247.9	$25.5
Common stock, $0.001 per share par value	0.1	0.1	—
Capital in excess of par value of common stock	808.6	776.4	(32.2)
Retained earnings	46.7	53.4	6.7
Accumulated other comprehensive loss	(44.6)	(44.6)	—
Treasury stock	(0.8)	(0.8)	—
Total equity	810.0	784.5	(25.5)
Total liabilities and equity	$1,032.4	$1,032.4	$—

December 31, 2020	As originally reported	As adjusted	Effect of change
Deferred income taxes	$13.9	$5.6	$(8.3)
Long-term debt	236.7	274.6	37.9
Total liabilities	$250.6	$280.2	$29.6
Common stock	0.1	0.1	—
Capital in excess of par value of common stock	553.1	520.9	(32.2)
Retained earnings	57.7	60.3	2.6
Accumulated other comprehensive loss	(44.4)	(44.4)	—
Treasury stock, common, at cost	(0.7)	(0.7)	—
Total equity	565.8	536.2	(29.6)
Total liabilities and equity	$816.4	$816.4	$—

Statement of cash flows
(in Millions)
Nine months ended September 30, 2021	As computed under ASC 470-20	As reported under ASU 2020-06	Effect of change
Net (loss)/income	$(11.0)	$(6.9)	$4.1
Adjustments to reconcile net (loss)/income to cash provided by operating activities:
Deferred income taxes	10.1	11.2	1.1
Deferred financing fee amortization	5.5	0.3	(5.2)
Net cash provided by operating activities	4.6	4.6	—
Net increase in cash and cash equivalents	183.7	183.7	—
Cash and cash equivalents, beginning of period	11.6	11.6	—
Cash and cash equivalents, end of period	$195.3	$195.3	$—

Nine months ended September 30, 2020	As originally reported	As adjusted	Effect of change
Net (loss)/income	$(13.9)	$(12.6)	$1.3
Adjustments to reconcile net (loss)/income to cash required by operating activities:
Deferred income taxes	(6.1)	(5.7)	0.4
Deferred financing fee amortization	2.0	0.3	(1.7)
Net cash required by operating activities	(18.0)	(18.0)	—
Net decrease in cash and cash equivalents	(2.0)	(2.0)	—
Cash and cash equivalents, beginning of period	16.8	16.8	—
Cash and cash equivalents, end of period	$14.8	$14.8	$—

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

2025 Notes
In the fourth quarter of 2021, the holders of the 2025 Notes were notified that the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, September 30, 2021 was greater than or equal to 130% of the conversion price on each trading day, and as a result, the holders have the option to convert all or any portion of their 2025 Notes through December 31, 2021. The 2025 Notes are classified as long-term debt.
The Company recognized noncash interest related to the amortization of transaction costs of $0.4 million and $1.1 million for the three and nine months ended September 30, 2021, respectively; $0.4 million and $0.8 million of which was capitalized for the three and nine months ended September 30, 2021, respectively. The Company recorded $2.5 million and $7.6 million of accrued interest expense related to the principal amount for the three and nine months ended September 30, 2021, respectively.
Revolving Credit Facility
The carrying value of our deferred financing costs was $1.7 million as of September 30, 2021. In June 2021, we used a portion of the net proceeds from the Offering to repay all amounts outstanding under our Revolving Credit Facility.
Covenants
The Credit Agreement contains certain affirmative and negative covenants that are binding on us and our subsidiary, FMC Lithium USA Corp., as borrowers (the "Borrowers") and their subsidiaries, including, among others, restrictions (subject to exceptions and qualifications) on the ability of the Borrowers and their subsidiaries to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of their businesses, to enter into transactions with affiliates and to enter into certain burdensome agreements. Furthermore, the Borrowers are subject to financial covenants regarding leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our maximum allowable first lien leverage ratio is 3.5 as of September 30, 2021. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all requirements of the covenants at September 30, 2021.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 10: Equity
As of September 30, 2021 and December 31, 2020, we had 2 billion shares of common stock authorized. The following is a summary of Livent's common stock issued and outstanding:

	Issued	Treasury	Outstanding
Balance at December 31, 2020	146,461,249	(99,268)	146,361,981
Adjusted FMC RSU awards (1)	120,986	—	120,986
Livent RSU awards	102,505	—	102,505
Livent stock option awards	41,407	—	41,407
Net purchases of treasury stock - deferred compensation plan	—	(1,863)	(1,863)
Issuance of common stock	14,950,000	—	14,950,000
Balance at September 30, 2021	161,676,147	(101,131)	161,575,016
1.See Note 12 to our consolidated and combined financial statements in Part II, Item 8 of our 2020 Annual Report on Form 10-K for more information on Adjusted FMC RSU awards held by FMC employees.
In June 15, 2021, the Company closed on the issuance of 14,950,000 shares of its common stock, par value $0.001 per share, at a public offering price of $17.50 per share, in an underwritten public offering (the "Offering"), including 1,950,000 shares purchased under a 30-day underwriters' option exercised in full by the underwriters on June 11, 2021. Total net proceeds from the Offering, including from the exercise of the underwriters’ option, were $252.2 million, after deducting the underwriters’ fees and offering expenses payable by the Company of $9.4 million. The total net proceeds were recorded to paid-in capital in the condensed consolidated balance sheet. In the third quarter of 2021, we purchased $140.0 million in limited risk investments with maturities of 90 days or less with a portion of the Offering net proceeds. The investments were recorded to Cash and cash equivalents in our condensed consolidated balance sheet in the third quarter of 2021.

Summarized below is the roll forward of accumulated other comprehensive loss, net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Total
Accumulated other comprehensive loss, net of tax at December 31, 2020	$(44.4)	—	$(44.4)
Other comprehensive losses before reclassifications	(0.2)	—	(0.2)
Accumulated other comprehensive loss, net of tax at September 30, 2021	$(44.6)	$—	$(44.6)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Total
Accumulated other comprehensive loss, net of tax at December 31, 2019	$(48.3)	$—	$(48.3)
Other comprehensive gains/(losses) before reclassifications	1.4	(0.2)	1.2
Accumulated other comprehensive loss, net of tax at September 30, 2020	$(46.9)	$(0.2)	$(47.1)
1.See Note 12 for more information.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Reclassifications of accumulated other comprehensive loss
The table below provides details about the reclassifications from accumulated other comprehensive loss and the affected line items in the condensed consolidated statements of operations for the period presented. No amounts were reclassified from accumulated other comprehensive loss for the three and nine months ended September 30, 2021.

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss (1)				Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2021	2020	2021	2020
Derivative instruments
Foreign currency contracts	$—	$(0.2)	$—	$(0.2)	Costs of sales and services
Total before tax	—	(0.2)	—	(0.2)
Amount included in net income (1)	$—	$(0.2)	$—	$(0.2)
(1) Provision for income taxes related to the reclassification was less than $0.1 million.
Dividends
For the three and nine months ended September 30, 2021 and 2020, we paid no dividends. We do not expect to pay any dividends in the foreseeable future.

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
Loss applicable to common stock and common stock shares used in the calculation of basic and diluted loss per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(12.6)	$(10.5)	$(6.9)	$(12.6)

Denominator:
Weighted average common shares outstanding - basic and diluted	161.6	146.3	152.3	146.2

Basic and diluted loss per common share:
Net loss per weighted average share - basic and diluted	$(0.08)	$(0.07)	$(0.05)	$(0.09)

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
The following table presents weighted average share equivalents associated with share-based plans and the 2025 Notes that were excluded from the diluted shares outstanding calculation because the result would have been antidilutive. The 2025 Notes are further discussed in Note 9.

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Share equivalents from share-based plans	1.5	0.6	1.4	0.6
Share equivalents from 2025 Notes	45.3	28.1	44.0	10.1
Total antidilutive weighted average share equivalents	46.8	28.7	45.4	10.7
Anti-dilutive stock options
For the three months ended September 30, 2021, none of the outstanding options to purchase shares of our common stock were anti-dilutive. For the nine months ended September 30, 2021, options to purchase 542,760 shares of our common stock at an average exercise price of $20.35 per share were anti-dilutive and not included in the computation of diluted loss per share because the exercise price of the options was greater than the average market price of the common stock for the nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, options to purchase 1,835,476 and 1,904,010 shares of our common stock at an average exercise price of $12.59 and $12.58 per share, respectively, were anti-dilutive and not included in the computation of diluted loss per share because the exercise price of the options was greater than the average market price of the common stock for the three and nine months ended September 30, 2020.

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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
The estimated fair value and the carrying amount of debt was $292.0 million and $240.1 million, respectively, as of September 30, 2021. Our 2025 Notes are classified as Level 2 in the fair value hierarchy. The estimated fair value and carrying amount of debt was $267.6 million and $274.6 million as of December 31, 2020.
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
We recognize all derivatives on the balance sheet at fair value. On the date we enter into the derivative instrument, we generally designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in accumulated other comprehensive loss ("AOCL") changes in the fair value of derivatives that are designated as and meet all the required criteria for, a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In contrast we immediately record in earnings changes in the fair value of derivatives that are not designated as cash flow hedges. As of September 30, 2021, we had open foreign currency forward contracts in AOCL in a net after-tax gain position of less than $0.1 million designated as cash flow hedges of underlying forecasted sales and purchases. As of September 30, 2021 we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $5.6 million.
Less than $0.1 million of net after-tax gain, representing open foreign currency exchange contracts, will be realized in earnings during the three months ending December 31, 2021 if spot rates in the future are consistent with market rates as of September 30, 2021. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the condensed consolidated statements of operations.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $30.9 million at September 30, 2021.
Fair Value of Derivative Instruments.
As of September 30, 2021, we had open derivative cash flow hedge contracts in a net gain fair value position of less than $0.1 million. The Company had no open derivative cash flow hedge contracts as of December 31, 2020.

Derivatives in Cash Flow Hedging Relationships
The following tables summarize the losses related to our cash flow hedges and derivatives not designated as cash flow hedging instruments. For the three months ended March 31, 2021 and 2020, we did not have any open derivative cash flow hedge contracts.

(in Millions)	Total Foreign Exchange Contracts
Accumulated other comprehensive loss, net of tax at March 31, 2021	$—
Unrealized hedging gains, net of tax	0.1
Total derivatives instruments impact on comprehensive income, net of tax	0.1
Accumulated other comprehensive gain, net of tax at June 30, 2021	$0.1
Unrealized hedging losses, net of tax	(0.1)
Total derivatives instruments impact on comprehensive income, net of tax	(0.1)
Accumulated other comprehensive gain, net of tax at September 30, 2021	$—

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Total Foreign Exchange Contracts
Accumulated other comprehensive loss, net of tax at March 31, 2020	$—
Unrealized hedging loses, net of tax	(0.2)
Total derivatives instruments impact on comprehensive income, net of tax	(0.2)
Accumulated other comprehensive loss, net of tax at June 30, 2020	$(0.2)
Unrealized hedging gains, net of tax	0.2
Reclassification of deferred hedging gains, net of tax (1)	(0.2)
Accumulated other comprehensive loss, net of tax at September 30, 2020	$(0.2)
1.Amounts are included in "Cost of sales and services" on the condensed consolidated statements of operations
Derivatives Not Designated as Cash Flow Hedging Instruments

	Location of Loss Recognized in Income on Derivatives	Amount of Pre-tax Loss Recognized in Income on Derivatives (1)
		Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)		2021	2020	2021	2020
Foreign Exchange contracts	Cost of Sales and Services (2)	$(0.2)	$(0.8)	$(1.1)	$(1.9)
Total		$(0.2)	$(0.8)	$(1.1)	$(1.9)
____________________
1.Amounts represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.
2.A loss of $0.1 million and $0.2 million related to intercompany loan hedges is included in Restructuring and other charges in the consolidated statement of operations for the three and nine months ended September 30, 2021, respectively. A loss of $0.1 million related to intercompany loan hedges is included in Restructuring and other charges in the consolidated statement of operations for the three and nine months ended September 30, 2020.

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

(in Millions)	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$3.1	$3.1	$—	$—
Total Assets	$3.1	$3.1	$—	$—

Liabilities
Deferred compensation plan obligation (2)	$5.5	$5.5	$—	$—
Total Liabilities	$5.5	$5.5	$—	$—

(in Millions)	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$2.6	$2.6	$—	$—
Total Assets	$2.6	$2.6	$—	$—

Liabilities
Deferred compensation plan obligation (2)	$4.5	$4.5	$—	$—
Total Liabilities	$4.5	$4.5	$—	$—
____________________
1.Balance is included in “Investments” in the condensed consolidated balance sheets. Livent NQSP investments in Livent common stock are recorded as "Treasury stock" in the condensed consolidated balance sheets and carried at historical cost. A mark-to-market loss of $0.4 million was recorded for the three and nine months ended September 30, 2021, related to the Livent common stock. The mark-to-market gains were recorded in "Selling, general and administrative expense" in the condensed consolidated statement of operations, with a corresponding offset to the deferred compensation plan obligation in the condensed consolidated balance sheets.
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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Argentine Customs Authority
On July 31, 2020, we received notice from the Argentine Customs Authority that it was conducting an audit of Minera del Altiplano SA, our subsidiary in Argentina (“MdA”). The audit relates to the export of Lithium Carbonate from Argentina for the period January 10, 2015 through December 31, 2017. Although this relates to a period of time when MdA was a subsidiary of FMC, the Company agreed to bear any possible liability for this matter under the terms of the Tax Matters Agreement that it entered into with FMC in connection with the Separation. A range of reasonably possible liabilities, if any, cannot be currently currently estimated by the Company.

Leases
All of our leases are operating leases as of September 30, 2021 and December 31, 2020. We have operating leases for corporate offices, manufacturing facilities, and land. Our leases have remaining lease terms of 1 year to 14 years. Quantitative disclosures about our leases are summarized in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions, except for weighted-average amounts)	2021	2020	2021	2020
Lease Cost
Operating lease cost	$0.4	$0.6	$1.0	$1.6
Short-term lease cost	0.3	—	1.0	0.3
Variable lease cost (1)	—	—	0.1	0.1
Total lease cost (1)	$0.7	$0.6	$2.1	$2.0
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$0.5	$0.5	$1.6	$1.5
__________________________
1.Short term lease cost for the three months ended September 30, 2020 was less than $0.1 million. Variable lease cost for the three months ended September 30, 2020 and 2021 was less than $0.1 million. Lease expense is classified as "Selling, general and administrative expenses" in our consolidated statements of operations.

As of September 30, 2021 and December 31, 2020, our operating leases had a weighted average remaining lease term of 8.6 years and 11.7 years, respectively. As of September 30, 2021 and December 31, 2020, our operating leases had a weighted average discount rate of 4.9% and 4.4%, respectively.

The table below presents a maturity analysis of our operating lease liabilities for each of the next five years and a total of the amounts for the remaining years.

(in Millions)	Undiscounted cash flows
Remainder of 2021	$0.4
2022	1.3
2023	1.1
2024	1.1
2025	1.1
Thereafter	3.0
Total future minimum lease payments	8.0
Less: Imputed interest	(1.5)
Total	$6.5

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
In the first quarter of 2021, we terminated our existing sublease with FMC for approximately twenty-five thousand square feet of office space used for our corporate headquarters in Philadelphia, Pennsylvania and removed the related right-of-use ("ROU") asset and lease liability of approximately $10.9 million from our condensed consolidated balance sheets. On April 13, 2021 we executed a new five-year sublease agreement with a different counterparty for approximately thirteen thousand square feet of office space for our corporate headquarters in Philadelphia, Pennsylvania and recorded a $2.1 million ROU asset and lease liability in the second quarter of 2021 related thereto.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 14: Supplemental Information
The following tables present details of prepaid and other current assets, other assets, accrued and other current liabilities, and other long-term liabilities as presented on the condensed consolidated balance sheets:

(in Millions)	September 30, 2021	December 31, 2020
Prepaid and other current assets
Argentina government receivable (1)	$11.8	$10.8
Tax related items	15.4	15.7
Other receivables	3.0	8.6
Prepaid expenses	7.6	8.2
Bank Acceptance Drafts (2)	—	0.2
Other current assets (3)	6.0	12.8
Total	$43.8	$56.3

(in Millions)	September 30, 2021	December 31, 2020
Other assets
Argentina government receivable (1)	$51.0	$55.8
Advance to contract manufacturers (4)	15.6	16.3
Capitalized software, net	1.5	1.8
Tax related items	2.5	2.7
Other assets	11.0	11.8
Total	$81.6	$88.4
_________________
1.We have various subsidiaries that conduct business in Argentina. As of September 30, 2021 and December 31, 2020, $38.3 million and $39.5 million, respectively, of outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables, was denominated in U.S. dollars. As with all outstanding receivable balances, we continually review recoverability by analyzing historical experience, current collection trends and regional business and political factors among other factors.
2.Bank Acceptance Drafts are a common Chinese finance note used to settle trade transactions. Livent accepts these notes from Chinese customers based on criteria intended to ensure collectability and limit working capital usage.
3.The December 31, 2020 balance includes a $5.4 million receivable for insurance reimbursement related to the IPO litigation settlement which was netted with the IPO litigation settlement accrual. The IPO litigation settlement was finalized in the second quarter of 2021. See Note 7 for details.
4.We record deferred charges for certain contract manufacturing agreements which we amortize over the term of the underlying contract.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	September 30, 2021	December 31, 2020
Accrued and other current liabilities
Plant restructuring reserves	$3.2	$3.2
Retirement liability - 401K	0.6	2.6
Accrued payroll	11.5	12.5
Severance related	0.2	2.5
Environmental reserves, current	0.5	0.6
Other accrued and other current liabilities (1)	19.7	15.3
Total	$35.7	$36.7

(in Millions)	September 30, 2021	December 31, 2020
Other long-term liabilities
Accrued investment in unconsolidated affiliate	$6.2	$6.2
Asset retirement obligations	0.3	0.3
Contingencies related to uncertain tax positions (2)	3.6	3.4
Deferred compensation plan obligation	5.5	4.5
Self-insurance reserves	1.5	1.5
Other long-term liabilities	1.1	1.3
Total	$18.2	$17.2
____________________
1.Amounts primarily include accrued capital expenditures related to our expansion projects. December 31, 2020 includes a $7.4 million settlement accrual related to IPO litigation recorded in the third quarter of 2020. The IPO litigation settlement was finalized in the second quarter of 2021.
2.As of September 30, 2021, we have recorded a liability for uncertain tax positions of $3.2 million and a $0.4 million indemnification liability to FMC for assets held by the Company where the offsetting liability for uncertain tax positions rests with FMC. The Company agreed to bear any possible liability for this matter under the terms of the Tax Matters Agreement that it entered into with FMC in connection with the Separation.

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
•supply chain disruptions in the electric vehicle manufacturing industry, such as shortages, congestion at ports, and rolling electricity blackouts in China, resulting in delays in customer orders for our high performance lithium compounds;
•reduced customer demand, or delays in growth of customer demand, for higher performance lithium compounds;
•volatility in the price for performance lithium compounds;
•adverse global economic and weather conditions that may result in adverse impact on supply chains and customer demand;
•competition;
•quarterly and annual fluctuations of our operating results;
•risks relating to Livent’s capacity expansion efforts and current production;
•potential development and adoption of battery technologies that do not rely on performance lithium compounds as an input, or that require a lesser amount of performance lithium compounds;
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
•employee attraction and retention, especially in relation to our capacity expansion efforts;
•union relations;
•cybersecurity breaches;
•our ability to protect our intellectual property rights;
•ESG matters;
•the lack of proven lithium reserves;
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
Third Quarter 2021 Highlights
The following are the more significant developments in our business during the three months ended September 30, 2021:
•Revenue of $103.6 million for the three months ended September 30, 2021 increased $31.0 million, or approximately 43%, compared to $72.6 million for the three months ended September 30, 2020, primarily due to higher lithium hydroxide, lithium carbonate and butyllithium sales volumes, driven by an increase in customer demand.
•Net loss of $(12.6) million for the three months ended September 30, 2021 compared to net loss of $(10.5) million for the three months ended September 30, 2020 was primarily due to an increase in the Argentina tax expense from inflationary tax adjustments, higher logistics, raw material and other operating costs, and $1.0 million Equity in net loss of unconsolidated affiliates partially offset by higher lithium hydroxide, lithium carbonate and butyllithium sales volumes and lower Restructuring and other charges.
•Adjusted EBITDA of $14.9 million for the three months ended September 30, 2021 increased $14.0 million compared to $0.9 million for the three months ended September 30, 2020, primarily due to higher lithium hydroxide, lithium carbonate and butyllithium sales volumes partially offset by higher logistics, raw material and other operating costs.
COVID-19 Impacts
Business and Operations
During the three months ended September 30, 2021, the COVID-19 pandemic continued to negatively impact our business, operations and financial performance. Worldwide government and private sector efforts to contain the spread and mitigate the impact of COVID-19 continued. We still face operational challenges and uncertainties related to the unprecedented global COVID-19 pandemic. The disruptions and duration may be impacted by the actions that governments, businesses and individuals take in relation to the pandemic, the Delta variant and other new variants of the virus, vaccine safety concerns, vaccine resistance, vaccine availability, delays in vaccine distribution and the willingness of individuals to be vaccinated.
We have manufacturing operations in the United States, Argentina, China, the United Kingdom, and India, general operations in Singapore, and sales offices in the United States, China, the United Kingdom, India, and Japan.  All of these countries have been affected by the COVID-19 pandemic to varying degrees. Each has adopted measures to contain it, and each may adopt different and/or even stricter measures in the future. The government of Argentina, where the Company’s primary lithium brine resource is located, continues to enact new emergency measures to stem the spread of COVID-19 and modify existing ones. While regional curfews and lockdowns are being lifted and businesses and schools are being allowed to reopen, travel and immigration restrictions and workforce retention rules remain in place. In India, regional governments have imposed testing requirements, curfews and travel restrictions. We expect government measures and restrictions globally to continue to have a negative impact on demand for certain of our products and a negative impact on the efficient operation of our facilities, supply chains and logistics. Disruptions and delays within our supply chain and logistics operations included problems and congestion at ports, difficulties with scheduling cargo ships, higher shipment and freight costs, additional warehouse costs due to shipment delays, lack of driver availability and fewer transportation options, and the restriction of movements by trucks within and between countries. The severity of these problems and issues has varied in different geographic locations over the course of the COVID-19 pandemic and continues to remain a challenge in all of the countries where we operate.
Customer demand for certain types of our products improved during the third quarter of 2021. However, customers continue to protect their interests by diversifying among multiple suppliers. They continue to actively manage their own inventory levels in the current uncertain market environment. In addition, customers in the fast-growing EV manufacturing industry are currently experiencing their own supply chain constraints, including semiconductors shortages, congestion at ports, and rolling electricity blackouts in China. The semiconductor chip shortage is expected to continue and may adversely impact our business. This, and similar supply chain disruptions experienced by our customers, could cause delays in their demand for our high performance lithium compounds, further adversely impacting our business and growth plans.
The continuing spread and effects of COVID-19, including health and safety protocols and supply and logistics disruptions in China and elsewhere, are impacting our expansion work in Argentina and the United States. There can be no assurance that such impacts will not turn into long-term or continuing delays, cause us to decide to suspend our capital expansion work, or otherwise negatively impact our capital expansion. Any significant delay in our capital expansion work in Argentina or the United States could have a material adverse effect on our business, financial condition and results of operations. In addition to delays, there have been increased costs due to slowdown of availability of materials for construction.
We have not faced any material issues with employee morale or attrition. Likewise, we have not faced any material issues with our ability to recruit new employees or in talent management of existing employees. However, certain of our employees may resign, and we may be unable to attract certain talent, if we were to impose any vaccine mandate. Broadly, we are observing tightness in the local labor markets where we operate in both the United States and Argentina (e.g., fewer applicants and higher wages). This may impact us and our expansion efforts, our customers and suppliers in the future.
The material operational challenges that management and our Board of Directors are monitoring are the health and safety of our employees, vaccine availability and distribution, travel restrictions, COVID-19 mitigation measures, the relaxation of work from home requirements, the restriction of movements within and between countries, and supply chain and logistics issues. Furthermore, our Board of Directors is monitoring the additional expected and unexpected impacts that COVID-19 is having on the economies in the countries where we operate, such as Argentina where inflation remains high and economic instability persists, and China where economic growth has led to shortages of electricity and temporary shutdowns of third party providers to the Company.
Liquidity and Financial Resources
The rapid and global spread of COVID-19 continues to disrupt the businesses of certain customers, contract manufacturers and suppliers. Several of our customers and contract manufacturers have experienced disruptions in their business due to the COVID-19 pandemic. Certain customers have canceled, postponed or delayed orders.
Our uses of cash were impacted by the effects of COVID-19 during the nine months ended September 30, 2021. We continue to face logistical supply disruptions, such as higher truck, freight and sea shipping costs, along with the need to use air freight from time to time. We expect this to continue. We also continue to use cash to purchase additional COVID-19 testing, personal protective equipment for our employees, such as masks and gloves, and for increased cleaning and disinfectant costs, additional medical personnel at our facilities, and increased personnel transportation costs due to social distancing guidelines.
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
We continue to identify potential new suppliers and logistics providers for our operations as supply chain challenges continue. This includes potential new suppliers of chemicals and packaging, and air freight companies when required. We have altered global production schedules to meet changes in customer demand, supply and logistics challenges. Future efforts will continue along these lines and be dictated by the particulars of the COVID-19 pandemic. We continue to plan for a return to more normalized business operations once the COVID-19 pandemic subsides. This may include a relaxation of COVID-19 protocols, more business travel and customer contacts, and hybrid work arrangements.

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
Business Outlook
We expect higher volumes across our lithium products and slightly higher average pricing in 2021 versus the prior year. We also expect lower unit costs versus the prior year, driven in part by higher operating rates and the reduced impact of third-party purchased lithium carbonate usage. However, we expect this to be partially offset by cost increases in logistics, solvents and other raw materials.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in Millions)	(unaudited)
Revenue	$103.6	$72.6	$297.5	$206.0
Cost of sales	85.3	69.8	245.5	178.4
Gross margin	18.3	2.8	52.0	27.6
Selling, general and administrative expenses	11.8	10.0	34.2	31.1
Research and development expenses	0.8	1.0	2.2	2.8
Restructuring and other charges	1.1	4.4	3.4	10.1
Separation-related costs	0.8	0.6	1.3	0.8
Total costs and expenses	99.8	85.8	286.6	223.2
Income/(loss) from operations before loss on debt extinguishment, equity in net loss of unconsolidated affiliates and interest expense, net	3.8	(13.2)	10.9	(17.2)
Loss on debt extinguishment	—	—	—	0.1
Equity in net loss of unconsolidated affiliates	1.0	0.1	3.7	0.4
Interest expense, net	—	0.3	0.3	0.3
Income/(loss) from operations before income taxes	2.8	(13.6)	6.9	(18.0)
Income tax expense/(benefit)	15.4	(3.1)	13.8	(5.4)
Net loss	$(12.6)	$(10.5)	$(6.9)	$(12.6)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2021	2020	2021	2020
Net loss (GAAP)	$(12.6)	$(10.5)	$(6.9)	$(12.6)
Add back:
Interest expense, net	—	0.3	0.3	0.3
Income tax expense/(benefit)	15.4	(3.1)	13.8	(5.4)
Depreciation and amortization	6.2	6.1	18.7	17.7
EBITDA (Non-GAAP)	9.0	(7.2)	25.9	—
Add back:
Certain Argentina remeasurement losses (a)	0.9	1.5	4.2	4.4
Restructuring and other charges (b)	1.1	4.4	3.4	10.1
Separation-related costs (c)	0.8	0.6	1.3	0.8
COVID-19 related costs (d)	1.9	1.7	4.2	1.7
Loss on debt extinguishment (e)	—	—	—	0.1
Other gain/(loss) (f)	1.2	(0.1)	3.0	(0.4)
Adjusted EBITDA (Non-GAAP)	$14.9	$0.9	$42.0	$16.7
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
b.We continually perform strategic reviews and assess the return on our business. This sometimes results in management changes or in a plan to restructure the operations of our business. As part of these restructuring plans, demolition costs and write-downs of long-lived assets may occur. Also includes transaction related legal fees and miscellaneous nonrecurring transactions. Three and nine months ended September 30, 2020 consists primarily of legal fees related to IPO securities litigation including a settlement accrual, net of insurance reimbursement, of $2.5 million in the third quarter. The IPO litigation settlement was finalized in the second quarter of 2021.
c.Represents legal, professional, transaction-related fees and other separation-related activity.
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
f.Three and nine months ended September 30, 2021 represents our 25% indirect interest in transaction costs incurred for the Nemaska Transaction, certain project-related costs and interest expense, all included in Equity in net loss of unconsolidated affiliates in our condensed consolidated statement of operations. Three and nine months ended September 30, 2020 represents a portion of our nonrefundable prepaid research and development costs advanced to an unconsolidated affiliate in the fourth quarter 2019 and excluded from our calculation of Adjusted EBITDA in the same period because the costs represent research and development activities of the affiliate that had not occurred as of December 31, 2019. These costs were included with our calculation of Adjusted EBITDA for the three and nine months ended September 30, 2020 when the costs were incurred at the unconsolidated affiliate.
Three Months Ended September 30, 2021 vs. 2020
Revenue
Revenue of $103.6 million for the three months ended September 30, 2021 (the "2021 Quarter") increased by approximately 43%, or $31 million, compared to $72.6 million for the three months ended September 30, 2020 (the "2020 Quarter") primarily due to higher lithium hydroxide, lithium carbonate and butyllithium sales volumes, driven by an increase in customer demand.
Gross margin
Gross margin of $18.3 million for the 2021 Quarter increased by $15.5 million, or approximately 554%, versus $2.8 million for the 2020 Quarter. The increase in gross margin was primarily due to higher lithium hydroxide, lithium carbonate and butyllithium sales volumes, partially offset by higher logistics, raw material and other operating costs.
Restructuring and other charges
Restructuring and other charges of $1.1 million for the 2021 Quarter decreased by $3.3 million versus $4.4 million for the 2020 Quarter. Restructuring and other charges for the 2020 Quarter consisted primarily of severance-related costs of $0.9 million, and legal fees related to IPO securities litigation including a settlement accrual, net of insurance reimbursement, of $2.5 million in the 2020 Quarter. The IPO litigation settlement was finalized in the second quarter of 2021. 2021 Quarter Restructuring and other charges consisted primarily of transaction related legal fees and miscellaneous nonrecurring transactions (see Note 7 for details).
Equity in net loss of unconsolidated affiliates
Equity in net loss of unconsolidated affiliates of $1.0 million for the 2021 Quarter arises out of our 25% interest in the Nemaska Project.
Interest expense, net
Interest expense of $0.3 million for the 2020 Quarter is noncash amortization of transaction costs related to the 2025 Notes which represents the excess interest over the amount of interest capitalized in accordance with U.S. GAAP for the 2020 Quarter. Interest of $3.8 million and $3.4 million for the 2021 Quarter and the 2020 Quarter, respectively was capitalized.
Income tax expense/(benefit)
The increase in income tax expense to $15.4 million for the 2021 Quarter compared to the income tax benefit of $(3.1) million for the 2020 Quarter, was primarily due to the fluctuations in foreign currency impacts in Argentina of $12.7 million and $(2.6) million for the three months ended September 30, 2021 and 2020, respectively. Within foreign currency impacts, Argentina tax law annually requires an increase to taxable income for inflationary adjustments in the period when the consumer price index fluctuates over a specific threshold, which was met in Q3 of 2021. Additionally, the increase in income tax expense was the result of an increase in income from operations.
Net loss
Net loss of $(12.6) million for the 2021 Quarter compared to net loss of $(10.5) million for the 2020 Quarter was primarily due to the an increase in the Argentina tax expense from inflationary tax adjustments, higher logistics, raw material and other operating costs, and $1.0 million Equity in net loss of unconsolidated affiliates partially offset by higher lithium hydroxide, lithium carbonate and butyllithium sales volumes and lower Restructuring and other charges.

Nine Months Ended September 30, 2021 vs. 2020
Revenue
Revenue of $297.5 million for the nine months ended September 30, 2021 (the "2021 YTD") increased by approximately 44%, or $91.5 million, compared to $206.0 million for the nine months ended September 30, 2020 (the "2020 YTD") primarily due to higher lithium hydroxide, lithium carbonate and butyllithium sales volumes, driven by an increase in customer demand.
Gross margin
Gross margin of $52.0 million for the 2021 YTD increased by $24.4 million, or approximately 88%, versus $27.6 million for the 2020 YTD. The increase in gross margin was primarily due higher lithium hydroxide, lithium carbonate and butyllithium sales volumes partially offset by COVID-19 costs to implement safety protocols and higher logistics, raw material and other operating costs.
Restructuring and other charges
Restructuring and other charges of $3.4 million for the 2021 YTD decreased by $6.7 million versus $10.1 million for the 2020 YTD. Restructuring and other charges for the 2020 YTD consisted of severance-related costs for management changes at certain operating and administrative facilities, exit costs of $1.6 million for the closing of leased office space and legal fees related to IPO securities litigation, including a settlement accrual, net of insurance reimbursement, of $2.5 million in the third quarter of 2020. The IPO litigation settlement was finalized in the second quarter of 2021. 2021 YTD Restructuring and other charges consisted primarily of environmental remediation, transaction related legal fees and miscellaneous nonrecurring costs (see Note 7 for details).
Equity in net loss of unconsolidated affiliates
Equity in net loss of unconsolidated affiliates of $3.7 million for the 2021 YTD arises out of our 25% interest in the Nemaska Project and includes $1.6 million of nonrecurring transaction costs incurred for the Nemaska Transaction by an unconsolidated affiliate.
Interest expense, net
Interest expense of $0.3 million for the 2021 YTD and 2020 YTD is noncash amortization of transaction costs related to the 2025 Notes which represents the excess interest over the amount of interest capitalized in accordance with U.S. GAAP for the 2021 YTD. Interest expense of $11.5 million and $8.1 million was capitalized in the 2021 YTD and 2020 YTD, respectively.
Income tax expense/(benefit)
The increase in income tax expense to $13.8 million for the 2021 YTD compared to the income tax benefit of $(5.4) million for the 2020 YTD, was primarily due to the fluctuations in foreign currency impacts in Argentina of $10.8 million and $(7.1) million for the nine months ended September 30, 2021 and 2020, respectively. Within foreign currency impacts, Argentina tax law annually requires an increase to taxable income for inflationary adjustments in the period when the consumer price index fluctuates over a specific threshold, which was met in Q3 of 2021. Additionally, the increase in tax expense was due to an increase in income from operations. The increase in income tax expense was partially offset by an Argentina income tax law, which was amended on June 16, 2021 to introduce new progressive corporate income tax rates from 25% to 35%. This change resulted in a tax benefit of $(2.2) million for the revaluation of Argentina net deferred tax assets for the nine months ended September 30, 2021.
Net loss
Net loss of $(6.9) million for the 2021 YTD compared to net loss of $(12.6) million for the 2020 YTD was primarily due to higher lithium hydroxide, lithium carbonate and butyllithium sales volumes and lower Restructuring and other charges, offset by an increase in the Argentina tax expense from inflationary tax adjustments, incremental COVID-19 costs to implement safety protocols, higher logistics, raw material and other operating costs and $3.7 million Equity in net loss of unconsolidated affiliates.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at September 30, 2021 and December 31, 2020, were $195.3 million and $11.6 million, respectively. Of the cash and cash equivalents balance at September 30, 2021, $12.5 million were held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal. See Note 9, Part II, Item 8 of our 2020 Annual Report on Form 10-K for more information.
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
We had $245.8 million and $281.4 million debt outstanding as of September 30, 2021 and December 31, 2020, respectively. Our September 30, 2021 debt outstanding was comprised solely of our 2025 Notes because in June 2021 we used a portion of the net proceeds from the Offering to repay all amounts outstanding under our Revolving Credit Facility. Among other restrictions, our Revolving Credit Facility contains financial covenants applicable to Livent and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our maximum allowable first lien leverage ratio is 3.5 as of September 30, 2021. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all covenants at September 30, 2021.
Statement of Cash Flows
Cash provided by operating activities was $41.0 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively.
The cash provided by operating activities for the 2021 YTD as compared to the cash provided by operating activities for the 2020 YTD was primarily driven by higher net income in the 2021 YTD and a decrease in payments of accounts payables in the 2021 YTD compared to the 2020 YTD.
Cash used in investing activities was $(74.3) million and $(111.8) million for the nine months ended September 30, 2021 and 2020, respectively.
The decrease in cash used in investing activities for the 2021 YTD compared to the 2020 YTD is primarily due to the Company's election to suspend all capital expansion work globally from March 2020 to the second quarter of 2021. The time lag of slowing down and subsequently ramping back up capital spending, resulted in decreased capital expenditures for capacity expansion of lithium carbonate and hydroxide during the nine months ended September 30, 2021.
Cash provided by financing activities was $216.9 million and $108.2 million for the nine months ended September 30, 2021 and 2020, respectively.
Net cash proceeds for financing activities increased in the 2021 YTD compared to the 2020 YTD and was provided primarily by net proceeds of $252.2 million from the Offering, partially offset by the repayment of the outstanding balance of our Revolving Credit Facility in June 2021.

Other potential liquidity needs
We plan to meet our liquidity needs through available cash, cash generated from operations, borrowings under the committed Revolving Credit Facility, and other potential financing strategies that may be available to us. At September 30, 2021, our remaining borrowing capacity under our Revolving Credit Facility, subject to meeting our debt covenants, is $385.6 million, including letters of credit utilization. Our overall borrowing capacity under the Revolving Credit Facility is $400 million as of September 30, 2021.
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
Contractual Commitments
Information related to our contractual commitments at December 31, 2020 can be found in a table included within Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations within our 2020 Annual Report on Form 10-K. There have been no significant changes to our contractual commitments during the period ended September 30, 2021.
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

		Hedged Currency vs. Functional Currency
(in Millions)	Net asset position on consolidated balance sheets	Net liability position with 10% strengthening	Net asset position with 10% weakening
Net asset/(liability) position as of September 30, 2021	$0.1	$(0.6)	$0.6
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of September 30, 2021, we had no interest rate swap agreements.
Our debt portfolio at September 30, 2021 is composed of fixed-rate and variable-rate debt; consisting of borrowings under our 2025 Notes and Revolving Credit Facility. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways. Based on the variable-rate debt in our debt portfolio at September 30, 2021, a one percentage point increase or decrease in interest rates would have increased or decreased, respectively, gross interest expense by $0.2 million for the nine months ended September 30, 2021.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2021, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Shares
A summary of our repurchases of Livent's common stock for the three months ended September 30, 2021 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2021	206	$19.52	$—	$—
August 1 through August 31, 2021	187	$24.22	—	—
September 1 through September 30, 2021	172	$24.64	—	—
Total Q3 2021	565	$22.64	$—	$—
(1) The trustee of the Livent NQSP reacquires shares of Livent common stock from time to time through open-market purchases relating to investments by employees in our common stock, one of the investment options available under the Livent NQSP. Such shares are held in a trust fund and recorded to Treasury stock in our condensed consolidated balance sheets.
(2)     We have no publicly announced stock repurchase programs.

ITEM 6.    EXHIBITS

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code
101	Interactive Data File
104	The cover page from Livent Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVENT CORPORATION (Registrant)

By:	/s/ GILBERTO ANTONIAZZI
Gilberto Antoniazzi, Vice President and Chief Financial Officer
Date: November 4, 2021