Form 10-K
period 2021-12-31
Livent Corp.
filed 2022-02-28
CIK 1742924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-K
_______________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______
Commission File Number 001-38694
__________________________________________________________________________
LIVENT CORPORATION
(Exact name of registrant as specified in its charter)
__________________________________________________________________________

Delaware	82-4699376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1818 Market Street Philadelphia, Pennsylvania	19103
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 215-299-5900
__________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	LTHM	New York Stock Exchange
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2021, the last day of the registrant’s second fiscal quarter was $3,112,320,130. The market value of voting stock held by non-affiliates excludes the value of those shares held by executive officers and directors of the registrant.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	December 31, 2021
Common Stock, par value $0.001 per share	161,689,984

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2022 Annual Meeting of Stockholders	Part III

Livent Corporation
2021 Form 10-K

Glossary of Terms
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2025 Notes	$245.75 million principal amount 4.125% Convertible Senior Notes due 2025
AOCL	Accumulated other comprehensive loss
Application	The application filed by Livent with the CCAA Court to obtain remittance of the Escrow Funds
ARO	Asset retirement obligation
ASC	Accounting Standards Codification, under U.S. GAAP
ASC 842	Accounting Standards Codification Topic 842 - Leases
ASU	Accounting Standards Update, under U.S. GAAP
Brexit	The withdrawal of the United Kingdom from the European Union
CCAA	The Companies’ Creditors Arrangement Act
CCAA Court	The Superior Court of Quebec where Nemaska, Nemaska Lithium Inc. and certain affiliates filed for creditor protection in Canada under the CCAA
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CSR	Corporate Social Responsibility
Credit Agreement	The Original Credit Agreement, as amended
Distribution	On March 1, 2019, FMC made a tax-free distribution to its stockholders of all its remaining interest in Livent Corporation
ETS
BloombergNEF’s Economic Transition Scenario, primarily driven by techno-economic trends and market forces, and assumes no new policies or regulations are enacted that impact the market. The ETS is in line with previous edition of the Long-Term Electric Vehicle Outlook report.

ESG	Environmental, social and governance
Exchange Act	Securities and Exchange Act of 1934
EV	Electric vehicle
FASB	Financial Accounting Standards Board
FMC	FMC Corporation
GDP	Gross domestic product
HCM	Human Capital Management
IPO	Initial public offering
kMT	Thousand metric tons
LCE	Lithium carbonate equivalent
Livent NQSP	Livent Non-qualified Savings Plan
Livent Plan	Livent Corporation Incentive Compensation and Stock Plan
MdA	Minera del Altiplano SA, our local operating subsidiary in Argentina
MT	Metric ton
Nemaska	Nemaska Lithium Shawinigan Transformation Inc., a subsidiary of Nemaska Lithium Inc. a Canadian lithium company based in Québec, Canada
Nemaska Project	The ownership and operation of the business previously conducted by Nemaska, by a consortium in which Livent indirectly owns a 25% equity interest through its investment in QLP.
Nemaska Transaction	The transaction through which a consortium has purchased and operates the business previously conducted by Nemaska Lithium Inc.
QLP	Québec Lithium Partners, a joint venture owned equally by The Pallinghurst Group and Livent. QLP owns a 50% equity interest in the Nemaska Project.
NQSO	Non-qualified stock option
OM&M	Operation, maintenance and monitoring of site environmental remediation
Original Credit Agreement	On September 18, 2018 Livent Corporation entered into the credit agreement, which provides for a $400 million senior secured revolving credit facility
RCRA	Resource Conservation and Recovery Act
REACH	Registration, Evaluation, Authorization and Restriction of Chemicals
REMSA	Recursos Energeticos y Mineros Salta, S.A., local natural-gas sub-distributor in Argentina

Revolving Credit Facility	Livent's $400 million senior secured revolving credit facility
ROU	Right-of-use
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
Separation Date	On October 15, 2018, Livent Corporation completed the IPO and sold 20 million shares of Livent common stock to the public at a price of $17.00 per share
TCA	UK-EU Trade and Cooperation Agreement
TCFD	Task Force for Climate-Related Financial Disclosures
TMA	Tax Matters Agreement
U.S. GAAP	United States Generally Accepted Accounting Principles

PART I

ITEM 1.    BUSINESS
Livent Corporation was formed and incorporated by FMC Corporation as FMC Lithium USA Holding Corp. in the State of Delaware on February 27, 2018, and was subsequently renamed Livent Corporation ("Livent"). Prior to this time, our business was operated through various subsidiaries of FMC and their predecessors. Pursuant to a 2018 restructuring, FMC transferred substantially all of the assets and liabilities of its lithium business to us in exchange for all of our common stock. We conducted our initial public offering of common stock in October 2018, and FMC completed the spin-off distribution of all remaining shares of our common stock that FMC owned in March 2019. We have been operating as an independent company since that time. Livent's principal executive offices are located at 1818 Market Street, Philadelphia, Pennsylvania, 19103.
Throughout this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, “Livent”, the "Company", “we,” “us,” or “our” means Livent Corporation and its consolidated subsidiaries and their predecessors, including FMC's lithium segment. References to “FMC” refer to FMC Corporation and its consolidated subsidiaries. Copies of the annual, quarterly and current reports we file with or furnish to the Securities and Exchange Commission (“SEC”), and any amendments to those reports, are available free of charge on our website at www.livent.com as soon as reasonably practicable after we file such materials with, or furnish them to, the SEC. We also make available, free of charge on our website, the reports filed with the SEC by our officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. The SEC also maintains a website, at www.sec.gov, that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K.
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
Livent Strategy
We believe that growth in EV sales will drive significant growth in demand for performance lithium compounds. We believe that we are well positioned to benefit from this trend thanks to our leading position, long-standing customer relationships and favorable sustainability profile. We view sustainability as central to our mission and a key consideration in all of our investment and operational decisions.
To fully capitalize on our growth opportunities, our strategy will involve investing in our assets, our technology capabilities and our people to ensure we can continue to meet our customers’ growing demands as well as our broader commitments to other key stakeholders, including investors, employees, regulators and our local communities.
Expand our Production Capacities
We are well advanced on a 5,000 metric ton lithium hydroxide addition in Bessemer City, North Carolina, and a 20,000 metric ton expansion of lithium carbonate in Argentina. The new hydroxide unit is expected to come online by the fourth quarter of 2022, and the additional carbonate capacity is expected to come online in two equal phases by the first quarter of 2023 and year-end 2023, respectively.
In the first quarter of 2022, we began engineering work on a second expansion to add an additional 20,000 metric tons of carbonate capacity in Argentina by the end of 2025. Upon completion, we would have total carbonate capacity in Argentina of roughly 60,000 metric tons.
Longer-term, we plan to expand our hydroxide capacity in multiple geographies in order to meet growing customer demand globally. We will also continue to evaluate our butyllithium capacity regionally and add capacity as demand continues to increase. For high purity lithium metal, we are evaluating expansion opportunities, including expansion of lithium chloride as a feedstock, to align with the potential increase in demand for lithium metal as customers develop next generation battery technologies. This includes opportunities for our proprietary LIOVIXTM lithium metal product.
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
Develop Next Generation Lithium Compounds
We believe that the evolution of battery technologies will lead to the adoption of lithium-based applications in the anode and electrolyte within the battery. This evolution will require new forms of lithium to be produced, such as new lithium metal powders or printable lithium products. We will continue to invest in our research and development efforts to help us create new products, such as LIOVIXTM, and we will also invest with and partner with our customers to further their own research and development efforts.
Invest in Our People
Our business requires that we hire, retain and engage research scientists, engineers and a technical sales force. We will continue to invest in our people through training and developing our employees to retain talent. We will look to cultivate an inclusive and positive work environment that (i) creates and supports diversity; (ii) prioritizes equal opportunity and fairness in the company’s management systems and practices; and (iii) fosters a sense of belonging for employees with diverse perspectives, backgrounds and expertise.

Focus on Sustainability
We believe lithium will continue to play an important role in enabling a cleaner, healthier and more sustainable world, including the transition to a lower carbon future and the fight against climate change. Likewise, we believe that meeting the growing demand for lithium compounds must be balanced with considerations for responsible production across the spectrum of Environmental, Social and Governance (“ESG”) issues and concerns. Our core values reflect this commitment to sustainability. We believe that operating in a safe, ethical, socially conscious and sustainable manner is important for our business.
As such, we intend to continue to integrate ESG and sustainability considerations into our business, operations and investment decisions. In addition, we are determined to help set the standard in the lithium industry for sustainability, performance, transparency and independent validation. We believe that our ESG and sustainability efforts will continue to help us differentiate ourselves from competitors and help us develop and strengthen relationships with customers and other key stakeholders.
We encourage you to review our 2020 Sustainability Report and website (located at www.livent.com/sustainability) for more detailed information regarding our ESG programs and initiatives as well as our 2030 and 2040 sustainability goals. Nothing on our website, including our Sustainability Report or sections thereof, shall be deemed incorporated by reference into this Form 10-K.

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
Business Overview
As a result of our focus on supplying performance lithium compounds for use in the rapidly growing EV and broader energy storage battery markets, we expect our revenue generated from lithium hydroxide and lithium carbonate, energy storage and our Asia operations to increase. We intend to maintain our leadership positions in other high performance markets such as non-rechargeable batteries, greases, pharmaceuticals and polymers.
We believe that we have earned a reputation as a leading supplier in the markets we serve, based on the performance of our products in our customers’ production processes and our ability to provide application know-how and technical support. In the EV market, we are one of a small number of lithium suppliers whose battery-grade lithium hydroxide has been qualified by global customers for use in their cathode material production that is ultimately used in numerous global EV programs at scale. Throughout our history, as end market application technologies have evolved, we have worked closely with our customers to understand their changing performance requirements and have developed products to address their needs.
As a vertically integrated lithium producer, we benefit from operating one of the lowest cost lithium mineral deposits in the world that also has a favorable, industry leading sustainability footprint. We have been extracting lithium brine at our operations at the Salar del Hombre Muerto in Argentina for more than 25 years, and have been producing various lithium compounds for approximately 80 years. Our operational history provides us with a deep understanding of the process of extracting lithium compounds from brine safely and sustainably. We have developed proprietary process knowledge that enables us to produce high quality, low impurity lithium carbonate and lithium chloride, and helps us to produce industry leading quality downstream products. We source the majority of our base lithium compounds for use in the production of performance lithium compounds from these low cost operations in Argentina. Our operations in Argentina are expandable, giving us the ability to increase our lithium carbonate and lithium chloride production to meet increasing demand. We also have the operational flexibility to procure lithium carbonate from third party suppliers as needed. This allows us to manage our production requirements and produce more end-products for customers than we would have the ability to do with lithium carbonate derived solely from our internal sources of supply.
We are one of a few lithium compound producers with global manufacturing capabilities. We use the majority of the lithium carbonate we produce in the production of battery-grade lithium hydroxide in the U.S. and China. We use lithium chloride to produce lithium metal, a key feedstock in the production of butyllithium products in the U.S., the United Kingdom, China and India, as well as in the production of high purity lithium metal in the U.S. We have significant know-how and experience in the lithium hydroxide, butyllithium and high purity lithium metal production processes and product applications, which we believe provide us with a competitive advantage in these markets.

Capacity and Production
The chart below presents a breakdown of our capacity and production by product type and category presented in product basis metric tons ("MT") for the years ended December 31, 2021, 2020 and 2019:

Product Category	Product	2021		2020		2019
		Capacity	Production	Capacity	Production	Capacity	Production
Performance Lithium	Lithium Hydroxide	25,000	19,671	25,000	14,686	25,000	21,348
	Butyllithium	3,265	2,549	3,265	2,180	3,265	2,437
	High Purity Lithium Metal (1)	250	156	250	160	250	167
Base Lithium	Lithium Carbonate (2)	18,000	15,542	18,000	15,589	18,000	16,785
	Lithium Chloride (2)	9,000	3,723	9,000	4,836	9,000	4,284
____________________
1.Excludes other specialty product capacities and production.
2.Represents theoretical capacity for lithium carbonate and lithium chloride. Actual combined production of both products is lower and limited by the total capacity of lithium brine production. Lithium brine production was approximately 18,500 MT on a lithium carbonate equivalent ("LCE") basis for 2021, approximately 19,500 MT for 2020 and approximately 20,000 MT for 2019, resulting in the total production shown in the chart.

The charts below detail our 2021 revenues by product, application and geography

____________________
1.Company internal estimates

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

Our Performance Compounds

Product Category	End Applications	Our Differentiation
Battery-Grade Lithium Hydroxide	Electric Vehicles	▪ One of a few major suppliers for EV applications ▪ A balanced capacity footprint in China and the U.S.; products from both sites qualified for EV applications; multi-year sales agreements ▪ More than 25 years of experience and partnerships with leading customers across EV and broader battery value chains
Battery-Grade Lithium Carbonate		▪ Ability to sell multiple lithium products to customers ▪ One of lowest cost producers for carbonate globally ▪ Favorable sustainability profile of our brine and carbonate operations in Argentina, coupled with that of our hydroxide operations in the U.S. and China
Non-Battery Lithium Hydroxide	High Performance Greases	▪ Focused on grease applications where grease performance is critical ▪ Stable customer base with long-standing relationships that are typically measured in decades
Butyllithium	Polymers Pharmaceutical	▪ High level of technical service including safety, product handling, plant engineering and application know-how ▪ Manufacturing facilities in all regions to support our global customers
High Purity Lithium Metal and Other Specialties	Primary Battery Aerospace	▪ One of the few producers of high purity lithium metal, and the only fully vertically integrated western producer ▪ Niche high value specialty applications

Other specialties include lithium phosphate, pharmaceutical-grade lithium carbonate, high purity lithium chloride and specialty organics. In addition to performance lithium compounds, we also produce lithium carbonate and lithium chloride, both of which we largely consume as feedstock in the process of producing our performance lithium compounds.
Competition and Industry Overview
We sell our performance lithium compounds worldwide. Most markets for lithium compounds are global, with significant growth occurring in Asia, eventually expected to follow in Europe, and then the U.S. This is being driven primarily by the development and manufacturing of lithium-ion batteries. The market for lithium compounds faces barriers to entry, including access to an adequate and stable supply of lithium feedstock, the need to produce sufficient quality and quantity, technical expertise and development lead time. According to Wood Mackenzie 2021 estimates, we are one of the five largest producers of lithium compounds, including SQM, Albemarle, Tianqi Lithium and Ganfeng Lithium, which accounted for just over 50% of the global refined lithium production as measured by lithium carbonate equivalent ("LCE"). We expect capacity to be added by new and existing producers over time. We believe our lithium brines in Salar del Hombre Muerto, Argentina, which have a favorable sustainability profile and are considered by the industry to be one of the lowest-cost sources of lithium, provide us with a distinct competitive advantage against current and future entrants. Additionally, as the EV supply chain gradually regionalizes to Europe and North America, our lithium resource in Argentina and battery-grade lithium hydroxide capacity in the U.S. positions us well for partnering with leading automakers for their regional electrification roadmaps.
We compete by providing advanced technology, high product quality, reliability, quality customer and technical service, and by operating in a cost-efficient manner and prioritizing safety and sustainability. We also enjoy competitive advantages from our vertically integrated manufacturing approach, low production costs and history of efficient capital deployment. We believe that we are a leading provider of battery-grade lithium hydroxide in EV battery applications and in performance grease applications. We currently have lithium hydroxide capacity in the U.S. and China. We are also the only fully integrated producer of high purity lithium metal in the Western Hemisphere. We believe that we are one of only two global suppliers of butyllithium and, according to Wood Mackenzie, we are one of the two largest producers of downstream lithium chemicals outside of China. Our primary competitors for performance lithium compounds are Albemarle Corporation and Ganfeng Lithium.

Growth
According to BloombergNEF's June 2021 Long-Term Electric Vehicle Outlook, under the Economic Transition Scenario ("ETS"), EV (battery electric and plug-in hybrid electric passenger vehicles) sales are expected to be approximately 32 million units in 2030, rising to approximately 66 million units in 2040, representing a penetration rate of 34% and 68%, respectively, of all passenger vehicles sold. According to EV Volumes’ August 2021 report on global plug-in (battery electric and plug-in hybrid electric) passenger cars and light commercial vehicles forecast, sales are expected to be approximately 37 million units in 2030, rising to approximately 65 million units in 2035, representing a penetration rate of 37% and 61%, respectively, of all passenger cars and light commercial vehicles sold. Both BloombergNEF, and EV Volumes expect battery electric vehicles to comprise a clear majority of the EV sales mix.
The strong EV demand growth in 2021 was in large part driven by national and regional governments' announced incentives, subsidies and more stringent fuel economy/carbon dioxide emissions regulations to stimulate the automotive industry’s recovery from the COVID-19 pandemic’s impact and support electrification efforts. Throughout 2021, numerous automakers announced large investments towards drivetrain electrification and laid out roadmaps for launching a growing number of competitive models across various segments. As countries around the world gradually phase out subsidies for consumers, in order to comply with the fuel economy regulations, automakers will require an increasing share of EVs in their product sales mix.
In 2022 and beyond, fuel economy/carbon dioxide emissions regulations for commercial vehicles coupled with environmental commitments of an increasing number of corporations are likely to propel electric commercial vehicle sales. According to BloombergNEF's June 2021 Long-Term Electric Vehicle Outlook, under the ETS, electric commercial vehicles (battery electric, plug-in hybrid electric, and range extender electric light-, medium-, heavy-duty commercial vehicles) sales are expected to increase from approximately 0.5 million units in 2022 to approximately 6 million units in 2030, and to approximately 15 million units in 2040. By 2040, according to BloombergNEF, electric commercial vehicles will have 52% share of all commercial vehicles sold.
Besides electrification of transportation, electricity generation continued its decarbonization trend with solar and wind installations crossing new milestones; many of these installations are coupled with lithium-ion battery-based energy storage systems. According to BloombergNEF’s November 2021 Long-Term Energy Storage Outlook, lithium-ion technology will be dominant in stationary storage applications through 2030.
In line with varying consumer preferences across regions, automakers are launching an increasing number of EVs across segments and for shorter-ranges and longer-ranges. Automakers have been introducing longer-range, bigger size, premium-performance-luxury EV models using higher energy density batteries and are increasingly doing so by using high (>60%) nickel content cathode materials. Continued strong demand for high nickel content cathode materials for automotive applications will require battery-grade lithium hydroxide in the production of cathode materials. Additionally, since late 2020, automakers have been increasing adoption of lithium iron phosphate cathode material initially for the China passenger vehicles market and subsequently for markets outside China. Lithium iron phosphate is also a more suitable cathode material in stationary storage applications and other forms of electric transportation. Lithium iron phosphate is predominantly synthesized using lithium carbonate, and thereby carbonate demand has been witnessing strong growth.
As an existing, proven global producer of battery-grade lithium hydroxide, and lithium carbonate, we are well positioned to benefit from this expected increase in lithium demand from EV growth. As one of the pioneers in the lithium industry, we have relationships throughout the lithium-ion battery value chain. Across the battery value chain, product performance requirements have continued to evolve since the first lithium-ion batteries and cathode materials were introduced in the early 1990s. We have developed our application and materials knowledge by working with our customers over time to produce performance lithium compounds which meet evolving customer needs.

Our growth efforts focus on developing environmentally compatible and sustainable lithium products. We are committed to providing unique, differentiated products to our customers by acquiring and further developing technologies as well as investing in innovation to extend product life cycles.
_____________________________
1.Includes capital expenditures and other investing activities, inclusive of capitalized interest. See our consolidated statements of cash flows in Part II, Item 8 of this Form 10-K for further details.

Raw Materials
Lithium
Our primary raw material is lithium, and we obtain the substantial majority of our lithium from our operations in Argentina. We extract lithium from naturally occurring lithium-rich brines located in the Andes Mountains of Argentina, which are believed to be one of the world’s most significant and lowest cost sources of lithium, through a proprietary selective adsorption and solar evaporation process. We process the brine into lithium carbonate at our co-located manufacturing facility in Fénix, Argentina and into lithium chloride at our nearby manufacturing facility in Güemes, Argentina. In 2018 and 2019 we expanded capacity of lithium carbonate at these facilities through debottlenecking projects.
For the years ended December 31, 2021, 2020 and 2019, our Argentine operations extracted and processed approximately 16 kMT, 16 kMT and 17 kMT of lithium carbonate, respectively, and approximately 4 kMT, 5 kMT and 4 kMT of lithium chloride, respectively. For the years ended December 31, 2021, 2020 and 2019, lithium brine production from both lithium carbonate and lithium chloride, on a lithium carbonate equivalent ("LCE") basis, was approximately 18.5 kMT, 19.5 kMT and 20 kMT, respectively.
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
Brine containing approximately 600 parts per million ("ppm") lithium is pumped from saltwater aquifers using extraction wells. The brine is then diverted to an evaporation pond system. We have also developed a proprietary lithium concentration and purification process for brine operations that significantly reduces the time from pumping brine from the Salar to processing it into lithium carbonate or lithium chloride. This reduction in processing time compares favorably to a conventional solar evaporation process, while effectively removing impurities, providing increased process control and improving lithium yields. During evaporation, other minerals, such as sodium, potassium and magnesium, which are typically contained in brine, are concentrated and removed through processing. The resulting lithium chloride brine from the terminal pond of the system is then routed to our processing plants.
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
In 1991, MdA entered into an ongoing agreement, for so long a time as our mineral concession is valid, with the Argentine federal government and the Catamarca province in connection with the development of the Salar del Hombre Muerto exploration site. Following legislative and constitutional reforms in 1993 and 1994, the Argentine federal government assigned all of its rights and obligations under the agreement to the Catamarca province. The agreement governs limited matters relating to our production activities and grants to the Catamarca province an immaterial minority ownership stake in MdA, which enables the province to receive certain dividends and to appoint two of MdA’s ten-member Board of Directors and one of MdA’s three-member audit committee. The term of the agreement expires when MdA ceases to extract and produce lithium compounds from Salar del Hombre Muerto.
MdA is required to pay the Catamarca province an immaterial semi-annual “canon” fee pursuant to the Argentine Mining Code and royalties equal to 3% of the pithead value of the minerals extracted by MdA pursuant to the Argentine Mining Investment Law and Catamarca provincial law. Separately, under an amendment to its long-term agreement with Catamarca entered into on January 25, 2018, MdA agreed to pay the Catamarca province a monthly royalty payment and to make Corporate Social Responsibility ("CSR") expenditures. The royalty amount is equal to 2% of sales of products in a given month measured at the higher of MdA’s average invoice price or an average international price for similar products, net of tax. MdA is permitted to net the royalty payment paid to the Catamarca province against the royalties to be paid under the Mining Investment Law. Total payments to the Catamarca province, including the "canon" fee and royalties, water trust payments (as described below in the "Water" subsection to this Item 1) and CSR expenditures were approximately $5.5 million, $5.9 million and $7.6 million for the years ended December 31, 2021, 2020 and 2019.
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
Salta province claims that it is entitled to royalties from us for the minerals extracted within the small portion of our concession that falls within the disputed territory, although under Argentine law we cannot be charged duplicate royalties for the same minerals (the "Salta Royalty Claim"). In addition, the Salta province has granted and may grant mineral concessions in the disputed territory to other parties, although to date Catamarca authorities have not permitted any others to extract lithium from within the boundaries of our concession.
In December 2019, the provinces of Catamarca and Salta entered into an agreement to create an interprovincial commission to: evaluate projects and programs for mining activity in the area subject to the border dispute; prepare a technical report to set the border between both provinces; and submit a bill to the Argentine Congress on the matter.
We previously engaged in judicial proceedings in Argentina with the Salta province to resolve the Salta Royalty Claim. The outcome of these proceedings was not expected to have a material impact on our financial position or results of operations. In January 2021, MdA and the State Prosecutor of Salta entered into an agreement to suspend the judicial proceedings and for discussions with the competent authorities of the Salta province to evaluate and resolve the Salta Royalty Claim. The agreement may be terminated by either party upon sixty days prior notice. The discussions are ongoing.
Water
Our Argentine operations require fresh water. We have water rights for the supply of fresh water from the Trapiche aquifer, from which water is pumped through a battery of wells to our facilities. We and the Catamarca province regularly monitor the water and salinity levels of the aquifer.
We only had to temporarily suspend water extraction once, in January 2015, due to a dispute with the Catamarca province, and our access to our water source was quickly restored. We also regularly evaluate supplemental supplies of fresh water. The grant of water concessions and other water rights is subject to local governmental approvals, the timing and availability of which are uncertain and may be subject to delay or denial.
In October 2015, MdA entered into a water trust agreement with the Catamarca province that was amended in 2018. Under the amended trust agreement, MdA is obligated to pay into the trust an amount equal to 1.2% of its annual sales (calculated using the methodology used to determine the monthly royalty payments described above in the "Mineral Concession Rights" subsection to this Item 1), in lieu of any water use fees. These payments are fully reflected in our financial statements.
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
MdA also has a natural gas supply contract with Enel Trading Argentina S.R.L. and Gasmarket S.A. providing for the supply of natural gas for our Fénix manufacturing facility. This supply agreement expires in May 2022 and is typically renewed on an annual basis. We also have a purchase agreement with YPF SA for the supply of diesel fuel and gasoline to our Fénix and Güemes manufacturing facilities. This purchase agreement expires on February 28, 2022.
Other raw materials
We purchase raw materials and chemical intermediates for use in our production processes, including materials for use in our production of the proprietary adsorbent used to selectively extract lithium from our brine in Argentina, soda ash, or sodium carbonate, for use in our production of lithium carbonate, and lithium metal for our production of butyllithium. In 2021, 2020 and 2019, costs of major raw materials represented 14%, 13% and 11% of our total revenues, respectively. Major raw materials include soda ash, solvents, butyl chloride, hydrochloric acid, quicklime, metal and caustic soda. We generally satisfy our requirements through spot purchases and medium- or long-term contractual relationships. In general, where we have limited sources of raw materials, we have developed contingency plans to minimize the effect of any interruption or reduction in supply, such as sourcing from other suppliers or maintaining safety stocks. Supply chain constraints arising due to the COVID-19 pandemic continue to remain a challenge in all countries where we operate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Impacts."
Temporary shortages of raw materials may occasionally occur and cause temporary price increases. For example, we have had past regional interruptions in raw material supply, notably in China. In recent years, these shortages have not resulted in any material unavailability of raw materials. However, the continuing availability and price of raw materials are affected by many factors, including domestic and world market and political conditions, as well as the direct or indirect effect of governmental regulations. During periods of high demand, our raw materials are subject to significant price fluctuations, and such fluctuations may have an adverse impact on our results of operations. In addition, there could be inflationary pressure on costs of the raw materials and/or services that could impact our results of operations. The impact of any future raw material shortages on our business as a whole or in specific geographic regions, including China, or in specific business lines cannot be accurately predicted. In line with recent market developments, we have seen price increases in butyllithium raw materials, especially solvents, butyl chloride and lithium metal. We have also seen significant price increases for certain of our raw materials as a result of recent global inflationary pressures.
Seasonality
Our operations in Argentina are seasonally impacted by weather, including varying evaporation rates and amounts of rainfall during different seasons, which can be heavy at times. These changes impact the concentration in large evaporation ponds and can have an impact on the downstream processes to produce lithium carbonate and lithium chloride. Heavy rainfall can damage pond liners, lead to loss of product, and make the ponds generally difficult to maintain. Our operations team continuously measures pond concentrations and models how they will change based on operating decisions. Our processes use proprietary and traditional technologies to minimize the variation of concentrations at the inlet to our plants. There was an abnormally large rain event in both the first quarter of 2019 and during the last quarter of 2021. These resulted in reductions in lithium carbonate production of approximately 1,000 MT in 2019, and approximately 500 MT in 2021.
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
Once a mining concession is granted, the recipient owns all in-place mineral deposits within the boundaries of the territory covered by the concession. Mining concessions are freely tradable by the title holder and can be sold, leased or otherwise transferred to third parties. Two requirements must be met to keep a mining concession in good standing: (i) the concession holder must make regular payments of a semi-annual fee known as a canon; and (ii) the concession holder must file and perform an initial five-year expenditure plan. In addition, prior to commencing mining activities, the concession holder must submit environmental impact studies, which must be renewed at least every two years, for approval by the relevant environmental authorities.
In addition to the Argentine Mining Code, we are also subject to the Argentine Mining Investment Law. The Argentine Mining Investment Law offers specific financial incentives to mining investors, including a 30-year term fiscal stability of national, provincial and municipal tax rates; a deduction from income tax for prospecting, exploration and feasibility study expenditures; a refund of Value Added Tax fiscal credits resulting from exploration works; accelerated depreciation of fixed assets; and a 3% cap on royalties payable out of production to the province where the deposit is located. Our 30-year term fiscal stability certificate expires in 2026.
Our fiscal stability rights under the Argentine Mining Investment Law have been challenged by the imposition of certain export taxes on our lithium chloride and carbonate exports that did not exist at the time we obtained our 30-year term fiscal stability certificate. For instance, in 2018, the Federal Government imposed another export duty on lithium carbonate and chloride through Decree No. 793/2018, which was in effect until December 31, 2020. Furthermore, in December 2019, after the change of Presidential administration, the Argentine Congress passed Law No. 27,541 creating a new legal framework for export duties and establishing a new rate for mining and hydrocarbon exports not to exceed 8% on the taxable amounts or the FOB value. In December 2020, the Executive Power issued Decree No. 1060/2020 establishing a new export duty applicable to all kinds of goods effective from January 1, 2021. In the case of lithium chloride and lithium carbonate, the applicable tax rate amounts to 4.5% and no cap has been set.
Under our 30-year term fiscal stability certificate, we are entitled to reimbursement or set-off (against other federal taxes) of any amount paid in excess of the total federal taxable burden applicable to us under such certificate. Although we are litigating to exercise our fiscal stability rights and are requesting an administrative reimbursement with respect to the imposition of certain of such export taxes, there can be no assurance that we will seek, or be able to obtain, reimbursement or set-off.

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
Our business and our customers are subject to significant requirements under the European Community Regulation for the Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”). REACH imposes obligations on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Currently, certain lithium products are undergoing a risk assessment review under REACH, which may eventually result in restrictions in the handling or use of lithium carbonate and other lithium products that we produce, which may increase our production costs. In addition, REACH regulations impose significant additional responsibilities and costs on chemical producers, importers, downstream users of chemical substances and preparations, and the entire supply chain. South Korea has a similar Act on the Registration and Evaluation of Chemicals which is known as “K-REACH.” Both REACH and K-REACH may lead to increases in the costs of raw materials we purchase and the products we sell in the European Union and South Korea, respectively. Increases in the costs of our products could result in a decrease in their overall demand. In addition, customers may seek products that are not regulated by REACH and/or K-REACH, which could also result in a decrease in the demand of certain products subject to the respective regulations. We continually monitor these laws and the regulations being adopted under them to determine our responsibilities.
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
Liabilities associated with the investigation and cleanup of hazardous substances and wastes, as well as personal injury, property damages or natural resource damages arising from the release of, or exposure to, such hazardous substances and wastes, may be imposed in many situations without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally. Such liabilities may be imposed on entities that formerly owned or operated the property affected by the hazardous substances and wastes, entities that arranged for the disposal of the hazardous substances and wastes at the affected property, and entities that currently own or operate such property. Our Bessemer City, North Carolina facility is currently undergoing monitoring and remediation of contamination pursuant to a Resource Conservation and Recovery Act Part B corrective action permit. In addition, we currently have, and may in the future incur, liability as a potentially responsible party with respect to third party locations under CERCLA or state and foreign equivalents, including potential joint and several liabilities requiring us to pay in excess of our pro rata share of remediation costs.
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
A discussion of environmental related factors and related reserves can be found in Note 9 “Environmental Obligations” in the notes to our consolidated financial statements included in this Form 10-K.

Human Capital Management
Human Capital Management ("HCM") General Statement
We continue to build on our heritage as a global leader in the lithium industry. We are investing in the health, well-being, professional and personal development of our employees and are always striving to gain a deeper understanding of the needs of our business, customers, and employees.
In 2021, we experienced a 15% global headcount increase over the previous year. This increase was driven by several factors, including: (i) our ongoing expansion efforts in Argentina and the U.S.; (ii) increasing the depth of our quality program in Asia through key hires; and (iii) expanding our global engineering talent pool. This increase is also, in part, reflective of hiring that was delayed in 2020 as a result of the COVID-19 pandemic. This hiring increase is a reminder of the level of growth and demand our employees will be tasked to support over the next several years. Our focus on the needs of “people” was heightened in 2021 as we worked to provide for the health and safety of our manufacturing workforce who remained onsite. Simultaneously, we sought to balance our return-to-work goals for our non-manufacturing employees while maintaining the flexibility needed by many in response to the ongoing COVID-19 pandemic.
Our Executive Leadership Team ("ELT") and Board of Directors ("Board") have challenged our teams to advance their focus on (i) identifying and developing high-potential talent to advance our business, (ii) global talent retention efforts, (iii) increasing our hiring of diverse talent and females where they are underrepresented and are the most qualified candidates, and (iv) creating an even more inclusive workplace. We are working to meet these challenges while maintaining our commitment to our customers, our employees and the communities in which we operate to be led by our core values:
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

Board of Directors’ Oversight of the HCM Process
The Compensation and Organization Committee (the “Compensation Committee”) of our Board of Directors assists the Board in its oversight of the development, implementation and effectiveness of our policies and strategies relating to our human capital management function, including, but not limited to, those policies and strategies regarding corporate culture, talent acquisition and retention, pay equity, career development and employment practices.
The Sustainability Committee of our Board of Directors assists the Board in its oversight of our Corporate Social Responsibility programs, including those relating to community, health and safety, human rights, responsible supply chain, and Diversity, Equity & Inclusion ("DE&I").
In 2021, we engaged the Board and these committees in our HCM process by providing them with updates on relevant HCM topics. This approach has proven to be an effective method of providing continued visibility and transparency, which, in turn, allows our Board to make informed decisions impacting compensation, succession planning, and DE&I priorities.

Employee Safety, Health & Well-being
Safety remains a core value of our business and drives our focus in everything we do. Our weekly publication of a “safety, quality and reliability” message continues to remind employees to prioritize safe behaviors in their personal and professional lives. Globally, we reported only one recordable injury in 2021.
As we continued to deal with the COVID-19 pandemic, we consulted with managers and other senior leaders to identify what meaningful steps could be taken to both assess and contribute to our employees’ health, safety and well-being. Based on feedback, we developed a mental health awareness campaign. In May 2021, we launched a three-month campaign to bring awareness of mental health issues. Throughout this campaign, we published Wellness Wednesday messages focusing on mental health topics relevant to our employees and their families. We also held a global town hall with a panel of mental health professionals from the regions in which we operate. Each regional team also held a local event to address mental health topics that were more specific to their communities. We continue to offer access to mental health resources globally to every employee through an employee assistance program.
As in 2020, it was important to maintain safely functioning plant operations as the COVID-19 pandemic continued in 2021. Accordingly, we considered the needs of all employees globally and provided support for them and their families that was appropriate for their circumstances. For most of 2021, non-manufacturing employees in many of our global locations continued to work remotely as we considered how to transition everyone safely back into the office.
Prospective employees have, likewise, challenged us to consider remote working opportunities to protect and support our employees during the COVID-19 pandemic. As we grow the company and increase hiring, we will create opportunities for our people to come together through more regular in-person meetings and social interactions so that we maintain our culture and values while fostering innovation, collaboration, continuous learning, and customer focus. In late 2021, we announced Livent’s official transition to a hybrid workplace for non-manufacturing employees in the U.S. Non-manufacturing employees and their managers will discuss a schedule of in-office and remote work (while maintaining needed flexibility to keep everyone safe and to meet business needs). We expect that transition to begin in early 2022 as we continue monitoring the virus’ impact on our respective communities.
While we have not implemented a vaccine requirement for existing employees, in the U.S. we do require employees whose role requires international travel to be fully vaccinated. We also require that all new U.S. employees be fully vaccinated within 30 days following their start date. We believe such measures will support our efforts to keep our U.S. plant operating safely and allow us to successfully transition U.S. non-manufacturing employees back to their physical offices in Pennsylvania and North Carolina on a hybrid basis. While there have been no government-imposed vaccine mandates at our non-U.S. locations, efforts are taken to understand the vaccination status of all existing and prospective employees and encourage vaccinations subject to legally recognized exemptions. Most of our global employees are vaccinated.

Workforce Diversity, Equity & Inclusion (“DE&I”)
We continue to operate in the U.S., Asia, Europe, and Argentina. As of December 31, 2021, we had a combined workforce of approximately 1,109 full-time, part-time, temporary, and contract employees. Argentina represents our only location with a unionized workforce, with approximately 188 of our 376 employees being union members. The following represents our employee breakdowns by region: North America (35%); Latin America (38%); Europe (7%); and Asia (19%). Our global gender makeup is approximately 70% male, 20% female, and 10% unspecified. Approximately 25% of our employees support our Commercial, Research and Development and Corporate functions, while 75% support our global manufacturing. The gender composition of our senior leadership team was 34% female and 66% male, and our Board composition was 22% female and 78% male.
Currently, racial diversity metrics are only tracked in the U.S. The following table contains aggregate information, as of December 31, 2021, regarding certain self-identified diversity characteristics of our U.S. employees:

US Diversity
	Asian	Black/ African American	Hispanic	Two or More Races	White	Unspecified
2021	6%	20%	3%	<1%	66%	5%
The leadership team members have annual goals focused on our ESG priorities, including DE&I, and those priorities are cascaded to their teams as part of our organizational commitment to building a workforce that is diverse and inclusive. We worked over the course of 2021 to continue to develop and refine our internal talent development practices and external recruitment processes, with a focus on equity and improving the racial and gender profile of our candidates across our regions. In 2021, we continued to monitor our progress in increasing representation among these groups through quarterly reviews of our DE&I talent acquisition metrics. These metrics provide visibility into the diversity of our global candidate pools, for internal and external hires, and offer insights into those roles requiring an adjustment of our recruitment strategy to attract underrepresented talent. Through these insights in 2021, we were able to target our recruiting efforts to specific industry and professional organizations dedicated to the advancement of racially diverse candidates and women. We also tasked our external recruiting partners to support our DE&I efforts by presenting us with diverse candidate slates in each of their engagements. Additionally, we worked closely with hiring managers and others involved in local hiring processes to keep the diversity of their candidate pools and interview selection teams top of mind whenever they initiated a hiring process.
In 2021, we had a significant increase in headcount as a result of the continuation of our capital expansion projects, which had been suspended in 2020 due to the COVID-19 pandemic. As part of our plant expansion in Bessemer City, North Carolina, we filled 17 positions in Operations and Maintenance. Of those hired, 94% were men, 6% were women, and 65% were White and

35% were Black/African American. Going forward, we will use insights from our 2021 global employee survey to take actions to further improve the diversity of our workforce and overall work experience at Livent.
One of the 2021 priorities of our DE&I Committee was to encourage conversations among our employees that would increase cultural awareness and reinforce a spirit of inclusivity. In partnership with our three Employee Resource Groups (“ERGs”), the Black Employee Network, Global Women’s Network and Lift Up, we delivered a full year of engaging communications and events, both global and local, across a variety of relevant DE&I topics.

ERG	Year Formed	Mission	2021 Highlights
Black Employee Network	2020	To provide a safe space for the Black community and work to ensure Livent is inclusive at all professional levels.	•Joint monthly meetings with Black Employee Network members and allies focused on addressing and raising awareness around relevant topics impacting our work and local communities.
Lift Up	2021	To support employees' shared professional development interests.	•Impactful Communications Workshop •Fireside chats exploring the career paths of Livent’s leaders •Leading Diverse Teams Master Class
Global Women’s Network	2021	To support Livent as an inclusive place to work for women.	•Fireside chat exploring topics relevant to women in the workplace (North America) •‘Listen to Understand’ (U.K./Argentina) •Virtual lunches (Asia Pacific)

We will continue working with our ERGs to review and support their initiatives while also extending the global reach of our programming.
In Argentina, we piloted a DE&I training for our employees aimed at (i) providing a space for reflection, discussion and training for DE&I-related topics; (ii) identifying unconscious biases and stereotypes impacting our behaviors and decisions; (iii) influencing managers to remain committed to and involved with DE&I issues; and (iv) creating a space to promote the development of inclusive leadership. We plan to use this training as a model for similar training at our other global locations in 2022 and beyond.
Our DE&I Committee regularly seeks the input of external experts to ensure that we are remaining current in our efforts to challenge and evolve our DE&I strategy. Continuous learning is also encouraged for our members as well as our ERGs and credits are available for those involved to pursue DE&I-focused trainings to benefit their own growth and development as well as impact the organization’s DE&I culture.

Talent Recruitment, Retention and Development
Over the next decade, the lithium industry is expected to experience increasing demand for product. In response, over the coming years we expect to increase our manufacturing capacity and expand the size of our workforce to ensure that we are identifying, retaining and developing the talent needed to remain competitive. In 2021, we filled 185 jobs across all functions with approximately 60% of such roles representing manufacturing operations (61% were external hires while 39% were filled internally). Our 2021 voluntary turnover rate was 10.2% which represents a decrease of 2.3% from the prior year.
In 2021, we faced significant competition for talent as candidates requested higher compensation packages, PTO allotments and flexible/remote work arrangements. This highlighted for us the importance of identifying the right talent for our needs, retaining our existing talent to preserve historical knowledge and offering career growth and development opportunities. In 2021, we partnered with engineering, technical, legal and veterans’ organizations to specifically target certain talent pools for a variety of roles. Several of these organizations helped us to get more visibility for our roles among more diverse talent pools.
In 2021, driven primarily by our expansion efforts, we expanded our succession planning strategy to include top manufacturing jobs. We recognize that continuous learning and development ("L&D") opportunities will be critical to successfully executing our succession plan. For 2022, our global leaders will continue to execute our L&D strategy and support the succession planning review process that we facilitate with our Board annually, the primary goals of which remain to: (i) identify emerging talent and (ii) prioritize the training and development resources needed to support them.
We continue to foster the development of current and future employees through our development of and participation in an engineering development program for manufacturing and non-plant career opportunities; a university-sponsored employer co-op program; and “emerging talent”-level apprenticeships to increase employability of local and Indigenous resident populations where we operate. In 2021, we hired 34 temporary and full-time employees across all three programs, of which 24% were female and 74% were male.

Advancing Positive Workplace Culture, Employee Engagement & Recognition
Maintaining an engaged and invested workforce remains a critical priority at Livent. In a follow-up to the COVID-19-related and employee engagement surveys we conducted in 2020 (all of which were developed and administered internally), in 2021 we hired a third-party consulting firm to launch a broader global employee engagement survey to measure employee sentiment around and satisfaction with working at Livent. Of the 828 eligible employees invited to take the survey, we achieved a 64% participation rate, of whom the majority reported high favorability ratings in the areas of Teamwork, Work Environment, Beliefs and Attitudes and Empowerment. From a DE&I perspective, we also sought feedback on how we can further promote a diverse and inclusive culture and environment. We will use the insights gained from the survey to create global and local action plans for improvement. This is part of our commitment to creating a positive work experience for our employees around the world and to continuously improve in all aspects of our operations.
In our 2020 employee engagement survey, our employees shared that they wanted us to focus more on recognizing their achievements. Accordingly, in 2021, we reviewed our Go the Extra Mile ("GEM") award program to determine how we could improve recognizing and rewarding excellence shown by employees who reflect our core values. We launched a new employee recognition portal for the GEM program, the Employee Service Award program as well as other employee recognition tools. Through the portal, managers and colleagues can celebrate everyday wins and successes as well as key milestone anniversaries.

Compensation & Benefits
We recognize the importance of maintaining competitive compensation and benefits programs to be able to attract and retain the talent needed to meet the demands of our evolving business and industry as well as meet the needs of all our employees. In 2021, we updated our global compensation system so that salary levels are reflective of position responsibilities, better aligned with external market data and capable of attracting and retaining strong talent. This was a significant accomplishment that enables us to administer global compensation decisions more effectively while providing the flexibility necessary to fit varying levels of skills and qualifications as compared against similarly situated companies of our size and industry. The updated compensation structure remains comprised of base salaries, short and long-term incentive structures (based on job level), and individual and business performance-based incentives. We also provide a variety of relocation incentives which, in turn, allows us to attract talent from other markets which, from a DE&I perspective, allows us to reach a more diverse talent pool.
We have made no major changes to our benefits programs (which vary by country/region and employment classification). Our benefits include tax-deferred savings programs; medical, prescription drug, vision and dental insurance; health savings and flexible spending accounts; life and accident insurance; short and long-term disability insurance; an employee assistance program; paid time off; family leave; and wellness incentives and challenges. We continue to monitor costs year-over-year and make every effort to negotiate benefits packages that are affordable to all eligible employees. Despite a slight increase in some benefit plans due to increased COVID-19 health care costs, we were able to offer reduced costs to our U.S. based employees based on vaccination status.
Across all our regional locations, we continued to promote a variety of health and wellness programs aimed at heightening awareness around mental health, COVID-19 prevention and maintaining healthy, active lifestyles for our employees and their families.

Supply Chain Human Capital Management Safeguards
We are committed to the objective of ensuring there is no modern slavery in our supply chains or in our business. Through our Supplier Code of Conduct and other internal policies, and our supply chain initiatives and processes, we are committed to sourcing components and materials from companies that share our values regarding respect for human rights, integrity and environmental responsibility. We will continue to act ethically and with integrity in all our business relationships to implement and enforce effective systems and controls to prevent modern slavery in our supply chains.

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
•The conditional conversion feature of the 2025 Notes may adversely impact our liquidity or dilute our stockholders, depending on the method of settlement.
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
•Severe weather events, including the effects of climate change, are inherently unpredictable and may have a material adverse effect on our operations, financial results and financial condition.
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
•Global inflation, fluctuations in the price of energy and certain raw materials, and our inability to obtain raw materials and products under contract sourcing arrangements, could have an adverse effect on the margins of our products, our business, financial condition and our results of operations.

•Our success depends upon our ability to attract and retain key employees and the identification and development of talent to succeed senior management.
•Some of our employees are unionized or are employed subject to local laws that are less favorable to employers than the laws of the U.S.
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

Additional factors that could affect our businesses, results of operations and financial condition are discussed in Forward-Looking Statements at the end of this section. However, other factors not discussed below or elsewhere in this Annual Report on Form 10-K could also adversely affect our businesses, results of operations and financial condition. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face.
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
We face various risks related to health epidemics like the continuing global COVID-19 pandemic. Changes in consumer behavior, pandemic fears, market demand downturns, and restrictions intended to slow the spread of COVID-19 have led and may continue to cause business disruption, volatility in global capital and financial markets, and a global slowdown of economic activity. The emergency measures imposed by governments on businesses and individuals, including quarantines, travel restrictions, social distancing, workforce retention rules and restrictions on the movement of workers, among other measures, have impacted and may further impact our workforce and operations, and those of our customers and suppliers. The severity of the disruptions caused by the COVID-19 pandemic, and their impact on our results, will be determined by how long the COVID-19 pandemic continues, which is currently unknown. The disruptions and duration may be impacted by the actions that governments, businesses and individuals may take in relation to the COVID-19 pandemic, more contagious variants of the virus, vaccine resistance and delays in vaccine distribution. Future disruptions could have an adverse impact on our operations and expansion activities, results, financial position and liquidity, or on our ability to successfully execute our business strategies and initiatives.

We have manufacturing operations in the U.S., Argentina, China, the United Kingdom, and India, general operations in Singapore, and sales offices in the U.S., China, the United Kingdom, India, South Korea and Japan. Each of these countries has been affected by the outbreak and has adopted measures to contain it, and each may adopt even stricter measures in the future. The government of Argentina previously imposed workforce retention rules prohibiting the dismissal of workers without just cause, which were replaced by rules requiring the payment of enhanced severance benefits upon termination of employment. In the UK, lockdown measures may be re-imposed to contain new variants of the coronavirus. Government measures and restrictions globally have had a negative impact on demand for our products and a negative impact on the efficient operation of our facilities, supply chains and logistics. We have experienced disruptions and delays within our supply chain and logistics operations in the U.S., China, Southeast Asia, Argentina and Europe. This includes challenges at ports due to national quarantines, difficulties with scheduling cargo ships, additional warehouse costs due to shipment delays, and the restriction of movements by trucks within and between countries. While in certain cases the Company has availed itself of certain exemptions from government restrictions, there can be no assurance that these exemptions will not be modified or revoked. Any new or continuing government restrictions, and any failure to obtain or retain an exemption, may lead to a further negative impact on our business, including increased costs, higher payroll taxes, and/or an inability to meet supply obligations to customers.
The rapid and global spread of COVID-19 has resulted in the disruption and temporary shutdown of the businesses of certain of our customers, end users, contract manufacturers and suppliers, and limits on access to the production facilities of our contract manufacturers and suppliers. Some contract manufacturers and suppliers may be unable to perform under a contract, file for bankruptcy protection, go out of business, or suffer disruptions in their business due to the COVID-19 pandemic. All of the foregoing could adversely impact our ability to meet our production schedules and otherwise operate our business and will increase our costs and expenses (which will not be covered by insurance).
We may experience impacts from changes in industry trends and customer orders, a recession, IT failures, including remote connectivity or limitations due to internal or external causes, as well as impacts on our workforce in any of the countries or regions where we operate. If the virus were to affect a significant number of the workforce employed or operating at any one of our facilities, or they refrain from working due to pandemic fears or illness, or they are restricted from doing so by government order or request, we may experience delays or the inability to produce and deliver products to our customers on a timely basis; and/or successfully execute upon our expansion plans in a timely and cost effective manner.
The COVID-19 pandemic has also caused disruption and volatility in the global capital and financial markets, which may increase our cost of capital. Our stock price may also fluctuate greatly.
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of exacerbating many of the other risks described in the risk factors discussed in Part I, Item 1A of this Annual Report on Form 10-K, in our other filings with the SEC, or in reports to our stockholders.

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
The prices of lithium have been, and may continue to be, volatile. Some of our contracts for the sale of performance lithium compounds have index-based pricing, which could provide a benefit if lithium pricing rises, or could have a material adverse effect on our business, financial condition and results of operations if lithium pricing declines. We expect that prices for the performance lithium compounds we manufacture will continue to be influenced by various factors, including regional and global demand-supply balance as well as the business strategies of major producers and users. Certain market analysts predict a significant increase in global lithium capacity over the short and medium term. However, there is a high degree of uncertainty about the time period involved to achieve targeted output volumes, operating costs, and product quality at a level that will be qualified by customers. Further declines in lithium prices could have a material adverse effect on our business, financial condition and results of operations.

Adverse conditions in the economy and volatility and disruption of financial markets can negatively impact our customers, and downturns in our customers’ end-markets could adversely affect our sales and profitability.
We produce performance lithium compounds for application in a diverse range of end-products, including for batteries in electric vehicles and energy storage applications and for a wide variety of industrial, pharmaceutical, aerospace, electronics, agricultural and polymer applications. Deterioration in the global economy or in the specific industries in which our customers compete could adversely affect the demand for our customers’ products, which, in turn, could negatively affect our sales and profitability. Many of our customers’ end-markets are cyclical in nature or are subject to secular downturns. Historically, cyclical or secular end-market downturns have periodically resulted in diminished demand for our performance lithium compounds and have caused a decline in average selling prices, and we may experience similar problems in the future.

We face competition in our business.
We compete globally against a number of other lithium producers. Competition is based on several key criteria, including economies of scale, technological capabilities, service, product performance, quality, cost and price. Some of our competitors are larger than we are and may have greater financial resources for growth, acquisitions, expansions (including in the geographic areas where we operate), research and development and other matters. These competitors may also be able to maintain greater operating and financial flexibility. If we fail to compete effectively, we may be unable to retain or expand our market share, which could have a material adverse effect on our business, results of operations and financial condition. We may also face potential competition from substitute materials or technologies and through backward integration, alliances, partnerships within the electric vehicle supply chain, and from other mining or resource extraction and battery materials recycling companies that enter the lithium production or recycling business. This may influence our future expansion decisions or limit our ability to expand.

Our operating results are subject to substantial quarterly and annual fluctuations.
Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly or annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:
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
• the timing of receipt, reduction or cancellation of significant product orders by customers, or the use of substitute products for lithium by customers;
• the timing, duration and pricing terms of new customer contracts and renewals;
• our ability to adapt to changes in technology trends affecting the lithium industry, including new manufacturing processes;
•fluctuations in currency exchange and interest rates, and inflation;
• the effects of competitors’ actions and competitive pricing pressures, including decreases in average selling prices of our products;
•changes in manufacturing costs, including energy, raw material price increases; and

•the extent to which we are required and able to purchase third-party lithium carbonate meeting necessary specifications to supplement internally produced lithium carbonate from our company-owned mineral deposits in Argentina, as purchasing from third parties (if available) leads to higher production costs and reduced margins.
If our operating results in one or more future quarters fail to meet the expectations of securities analysts or investors, a significant decline in the trading price of our common stock may occur, which may happen immediately or over time.

Production expansion efforts are complex projects that will require significant capital expenditures and are subject to significant risks and uncertainties.
In order to meet growing and forecasted demands for our performance lithium compounds, particularly lithium hydroxide, we intend to expand our lithium carbonate and hydroxide capacities when warranted by market conditions or long-term customer commitments. We are undergoing expansion of annual lithium carbonate production at our existing operations in Argentina in addition to seeking alternative lithium resources. Expansion projects are complex undertakings, and there can be no assurance that we will be able to complete these projects within our projected budget and schedule or that we will be able to achieve the anticipated benefits from them. Unforeseen technical or construction difficulties, lack of adequate water or energy, regulatory requirements (including permits), labor or civil/political unrest, community relations or logistical issues, or local hiring and procurement policies and requirements (discussed further under the below risk factor “Our lithium extraction and production operations in Argentina expose us to specific political, financial and operational risks”) could increase the cost of these projects, delay the projects or render them infeasible. Any significant delay in the completion of the projects or increased costs could have an adverse effect on our business, financial condition and results of operations.

The development and adoption of new battery technologies that rely on inputs other than lithium compounds could significantly impact our prospects and future revenues.
Current and next generation high energy density batteries for use in electric vehicles rely on lithium compounds as a critical input. The pace of advances in current battery technologies, the development and adoption of new battery technologies that rely on inputs other than lithium compounds, or a delay in the development and adoption of next generation high nickel battery technologies that utilize lithium hydroxide could significantly impact our prospects and future revenues. Many materials and technologies are being researched and developed with the goal of making batteries lighter, more efficient, faster charging and less expensive. Some of these could be less reliant on lithium hydroxide or other lithium compounds, especially if the demand for batteries for use in electric vehicles outstrips the available supply of lithium hydroxide or other lithium compounds. We cannot predict which new technologies may ultimately prove to be commercially viable and their share in the overall mix over any time horizon. Commercialized battery technologies that use less lithium compounds could materially and adversely impact our prospects and future revenues.

We may have difficulty accessing global capital and credit markets.
We expect to rely on cash generated from operations and external financing to fund our growth and ongoing capital needs. The expansion of our business or other business opportunities may require significant amounts of capital. While we believe that our cash from operations, together with borrowing availability under our Revolving Credit Facility and other potential financing strategies that may be available to us, will be sufficient to meet these needs in the foreseeable future, if we need additional external financing, our access to credit markets and the pricing of our capital will be dependent upon maintaining sufficiently strong credit metrics and the state of the capital markets generally. There can be no assurances that we would be able to obtain equity or debt financing on terms we deem acceptable, and it is possible that the cost of any financings could increase significantly, thereby increasing our expenses and decreasing our net income. If we are unable to generate sufficient cash flow or raise adequate external financing, including as a result of significant disruptions in the global credit markets, we could be forced to restrict our operations and growth opportunities, which could adversely affect our operating results.
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

The conditional conversion feature of the 2025 Notes may adversely impact our liquidity or dilute our stockholders, depending on the method of settlement.
Pursuant to the conditional conversion feature of the 2025 Notes, holders of 2025 Notes are entitled to convert the 2025 Notes at any time during specified periods at their option. The conditional conversion feature was triggered during each of the first, second, third and fourth quarters of 2021, and thus holders had the option to convert all or any portion of their 2025 Notes at any time through December 31, 2021. If one or more holders elect to convert their 2025 Notes (if the conditional conversion feature is triggered again), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share). In addition, even if holders do not elect to convert their 2025 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2025 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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
As part of our continuing business strategy, we may make additional acquisitions of, or investments in, companies or technologies that complement our current products, enhance our market coverage, technical capabilities or production capacity, expand our access to lithium deposits in other geographic locations, or offer growth opportunities. We do not have specific timetables for any future plans and we cannot be certain that we will be able to identify suitable acquisition or investment candidates for sale at reasonable prices.
Recent and future investments or acquisitions could pose numerous risks to our operations, including difficulty integrating the acquired operations, products, technologies or personnel; substantial unanticipated integration costs; diversion of significant management attention and financial resources from our existing operations; a failure to realize the potential cost savings or other financial benefits and/or the strategic benefits of the acquisitions; and the incurrence of liabilities from the acquired businesses for environmental matters, infringement of intellectual property rights or other claims (for which we may not be successful in seeking indemnification). These and other risks relating to acquiring, integrating and operating acquired assets or companies could cause us not to realize the anticipated benefits from such activity and could have a material adverse effect on our business, financial condition and results of operations.

Operational Risks:
We have substantial international operations and sales, and the risks of doing business in foreign countries could adversely affect our business, financial condition and results of operations.
We conduct a substantial portion of our business outside the U.S. (see Note 4: Revenue Recognition, in Part II, Item 8, Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, of this Annual Report on Form 10-K). Accordingly, our business is subject to risks related to foreign exchange as well as risks related to the differing legal, political, social and regulatory requirements and economic conditions (including inflation) of the many jurisdictions where we conduct business.

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
In addition, it may be more difficult for us to enforce agreements or collect receivables through foreign legal systems. There is a risk that foreign governments may nationalize private enterprises in certain countries where we operate. In certain countries or regions, terrorist activities and the response to such activities may threaten our operations more than in the U.S. Social and cultural norms in certain countries may not support compliance with our corporate policies including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where we operate are a risk to our financial performance and future growth. Our sales depend on international trade and moves to impose tariffs and other trade barriers, as is happening in various countries including the U.S., could negatively affect our sales and have a material adverse effect on our business, financial condition and results of operations.
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
In particular, one of our key manufacturing facilities is located in the United Kingdom. Following a referendum in 2016, votes in the United Kingdom approved that country's exit from the European Union ("Brexit"). The United Kingdom formally left the European Union on January 31, 2020, subject to a 11-month transition period. Following completion of the transition period, the United Kingdom's withdrawal from the European Union was completed on December 31, 2020. In connection with Brexit, the United Kingdom and the European Union entered into the UK-EU Trade and Cooperation Agreement (the "TCA"), which is an agreement on the future trading relationship between the parties. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. We derive a significant portion of our revenues from sales outside of the U.S., including from the European Union. Brexit has and may continue to introduce significant uncertainties into global financial markets, including volatility in foreign currencies, and adversely impact the markets in which we and our customers operate. Adverse consequences such as deterioration in economic conditions, volatility in currency exchange rates or adverse changes in regulation could have a negative impact on our business, financial condition or results of operations. All of these potential consequences could be further magnified if additional countries were to exit the European Union. While we actively monitor for developments in the discussion between the United Kingdom and the European Union and update our contingency plans, any new rules and regulation could adversely affect our business, financial condition or results of operations.

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

•
Risks associated with changes in tax laws. On December 20, 2019 the Argentine Congress declared an economic emergency and introduced new export duties on hydrocarbon and mining goods (including lithium), a special tax on foreign exchange transactions, changes to taxes on bank accounts, the Argentine income tax, internal taxes and a delay in the reduction of the corporate tax rate (which was subsequently increased to 35% in 2021). Under the tax stability certificate we have with the Argentine federal government, we are entitled to reimbursement or set-off (against other federal taxes) of any amount paid in excess of the total federal taxable burden applicable to us under such certificate. However, there can be no assurance that we will seek, or be able to obtain, such reimbursement or set-off, or that there will be no other changes in tax laws.

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

•
Risks of certain natural disasters. Our lithium brines and related production facilities are located in a seismically active region in northwest Argentina. A major earthquake could have adverse consequences for our operations and for general infrastructure, such as roads, rail, and access to goods in Argentina. Our production operations in Argentina could also be subject to significant rain events, as our production processes rely on natural evaporation and a significant rain event could impact our production. In the first quarter of 2019 and the last quarter of 2021, we experienced a significant rain event in Argentina, which disrupted our production operations. We may not recover the expected volume that was lost in the last quarter of 2021 in 2022. If our brine site in Argentina were to suffer continuing, significant rain events, or if any of our operating facilities in Argentina were to suffer an earthquake or other natural disaster, this could have a material adverse effect on our business, financial condition and results of operations.

•
Risks associated with water rights and our access to water. Access to fresh water is essential to our production operations in Argentina; we hold water use rights granted to us by provincial Argentine authorities and will need to secure additional water rights for our planned production expansion. (See Part I, Item 1 Business-Raw Materials-Water section of this Annual Report on Form 10-K). Our operations take place in a dry, mountainous region that has limited access to fresh water. The governmental authority may seek to suspend or alter our rights or the applicable water rights code may change, each of which may limit our access to fresh water. In addition, our access to water may be impacted by third-party claims (including local competitors who are expanding their own operations), over-permitting by the government, changes in geology, climate change (including the potential effects of climate change such as drought, changes in precipitation patterns, and severe weather events) or other natural factors, such as wells drying up or reductions in the amount of water available in the wells or sources from which we obtain water, that we cannot control. There can be no assurance that we will have access to sufficient quantities of water to support our production operations, either at current capacities or our planned production expansion, in the future. There is currently no specific regulation of wetlands at the Argentine national or provincial level. However, during 2020, a number of bills to regulate wetlands were introduced to the Argentine Congress and were reviewed by different committees within the Argentine House of Representatives and Senate. One was approved by the Committee of Natural Resources of the House of Representatives, but was not reviewed by the Senate. If any bill is passed, our access to water in the Los Patos and Trapiche rivers may be affected, as it could prohibit any activity in the wetlands, including the installation of any infrastructure that could modify the hydrologic regimen, the construction of dams, and mining activity.

•
Risks associated with foreign exchange controls and restrictions. On September 1, 2019, the Argentine Government reinstated certain foreign exchange restrictions. The restrictions that may impact our Argentina operations relate to: (i) a requirement that Argentinian exporters repatriate proceeds allocated or earned abroad and convert them into Argentinian pesos within a specified time-frame; (ii) limitations on the payment of dividends and payment for services performed by related parties, which would now generally require prior written authorization from the Argentinian Central Bank; (iii) a prohibition on the purchase of foreign exchange as an investment to hedge foreign exchange fluctuations; and (iv) restrictions on payments for imported goods. These restrictions have been extended until June 30, 2022.

•
Risks associated with local labor matters. Argentina has experienced labor unrest over wages and benefits paid to workers. In the past, the Argentine government has passed laws, regulations and decrees requiring companies in the private sector to increase salaries or maintain minimum wage levels and provide specified benefits to employees and may do so again in the future. For instance, the national government declared a public labor emergency that took effect on December 13, 2019 and that remained in place until December 31, 2021. During this period, severance compensation for dismissal without justified cause, lack of work and force majeure was to be doubled (this decree did not apply to any employees hired after December 13, 2019). While the decree has now expired, the Argentine Executive Power has implemented a similar measure providing for enhanced severance benefits until June 30, 2022. Employers have also experienced significant pressure from their employees and labor organizations to increase wages and to provide additional employee benefits. Any disruptions, labor unrest, unionization efforts or increased personnel-related expenses in Argentina could have a material and adverse effect on our business and operating expenses.

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

•
Risks associated with civil or political unrest in our areas of operations. Civil and political unrest is common in Argentina and we have experienced protests and claims at our facilities in Argentina. Significant civil or political unrest in the areas of our operations could lead to a delay or suspension in operations or our planned expansion project, delay or loss of production, damage to our facilities, or loss of license, and could negatively impact our reputation. A delay or suspension in operations or our expansion, delay or loss of production, damage to our facilities, or negative impact to our reputation could have a material and adverse effect on our business and operating expenses. In addition, we must comply with requirements for prior consultation of communities and ethnic groups who are affected by our planned expansion project in Argentina (including for future expansion efforts). Notwithstanding our compliance with these requirements, such communities and groups may be successful in lawsuits brought against us or civil unrest may occur, potentially leading to increased costs, operational delays and other impacts that could have a material and adverse effect on our business and operating expenses.

Our operations and suppliers may be subject to physical and other risks, including natural disasters, epidemics, pandemics, and other catastrophic events beyond our control, which could disrupt production and have a material adverse effect on our business, financial condition, results of operations and cash flows.
We conduct large-scale lithium production operations in Argentina and own, operate and/or contract with large-scale manufacturing facilities in China, India, the United Kingdom and the U.S. Our operating results will be dependent in part on the continued operation of the various production facilities and the ability to manufacture products on schedule. Interruptions at these facilities may materially reduce the productivity and profitability of a particular manufacturing facility, or our business as a whole, during and after the period of such operational difficulties.
Our operations and those of our contract manufacturers are subject to hazards inherent in lithium production and manufacturing and the related storage and transportation of raw materials, products such as butyllithium, and wastes. These potential hazards include explosions, fires, severe weather and natural disasters, including earthquakes, mechanical failure of equipment, unscheduled downtimes, supplier disruptions, labor shortages or other labor difficulties (including widespread labor unrest in Argentina and Chile), information technology systems outages, disruption in our supply chain or manufacturing and distribution operations, transportation interruptions, chemical spills, discharges or releases of toxic or hazardous substances or gases, shipment of contaminated or off-specification product to customers, storage tank leaks, changing regulatory requirements, other environmental risks, or other sudden disruption in business operations beyond our control as a result of events such as acts of sabotage, unilateral government actions, terrorism or war, civil or political unrest, natural disasters, power outages and energy shortages, and public health epidemics. Outbreaks of pandemic diseases, such as coronavirus, or the fear of such events, have provoked responses, including government-imposed travel restrictions and limits on access to the production facilities of our contract manufacturers. Some of these hazards may cause severe damage to, or destruction of, property and equipment or personal injury and loss of life and may result in suspension of operations or the shutdown of affected facilities, which could have a material adverse effect on our business, financial condition and results of operations.
There have been a number of industrial plant explosions in China during recent years that have resulted in fatalities. China is the largest producer and consumer of chemicals in the world, but regulation of, and safety standards within the industry has historically been weak and inconsistent. In light of the historical blasts, fatalities and property damage, the Chinese government has expanded inspections, implemented a computerized monitoring system to alert the government of potential accidents, shut down facilities and toughened punishments for companies that violate safety standards. Manufacturers in China have also experienced sporadic power outages as a result of electricity shortages. If any explosion, power outage or similar event were to occur at or near any of our facilities or contract manufacturers in China, or if the Chinese government were to impose new regulations limiting or suspending (temporarily or permanently) the operations of our facilities or contract manufacturers in China, this could have a material adverse effect on our business, financial condition and results of operations.
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

Severe weather events, including the effects of climate change, are inherently unpredictable and may have a material adverse effect on our operations, financial results and financial condition.
Our business, including our customers and suppliers, may be exposed to severe weather events and natural disasters, such as heat waves, tornadoes, tsunamis, tropical storms (including hurricanes, typhoons and cyclones), earthquakes, windstorms, hailstorms, severe thunderstorms and heavy downpours, wildfires, and other fires, which could cause operating results to vary significantly from one period to the next. We may incur losses in our business in excess of: (i) those experienced in prior years, (ii) the average expected level considered in pricing decisions, or (iii) current insurance coverage limits. The incidence and severity of severe weather conditions and other natural disasters are inherently unpredictable. Climate change may affect the occurrence of certain natural events, such as an increase in the frequency or severity of wind and thunderstorm events, and tornado or hailstorm events due to increased convection in the atmosphere; extreme heat; water shortages; more frequent wildfires and subsequent landslides in certain geographies; higher incidence of deluge flooding and accelerated soil erosion; and the potential for an increase in severity of the hurricane, typhoon and cyclone events due to higher sea surface temperatures. Additionally, climate change may adversely impact the demand, price, and availability of insurance. Due to significant variability associated with future changing climate conditions, including potential impacts on air, water and land quality, as well as impacts to ecosystems and human health and safety, we are unable to predict the impact climate change will have on our business.

We derive a substantial portion of our revenue from a limited number of customers, and the loss of, or a significant reduction in orders from, a large customer could have a material adverse effect on our business and operating results.
In any particular period, a substantial amount of our total revenue could come from a relatively small number of customers (see Note 4: Revenue Recognition, in Part II, Item 8, Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, of this Annual Report on Form 10-K). It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If we were to lose any material customer or if any such customer significantly reduced or delayed its orders, such loss, reduction or delay could have a material adverse effect on our business, financial condition and results of operations.

We may not satisfy customer qualification processes, customers’ or governments’ quality standards, and could be subject to damages based on claims brought against us or lose customers as a result of the failure of our products to meet certain quality standards.
Since our products are derived from natural resources, they may contain impurities that may not meet certain customer or government quality standards. As a result, we may not be able to sell our products if we cannot meet such requirements. In addition, customers may impose stricter or lengthier qualification processes for our manufacturing operations (or delay any approval, which could in turn delay our plant improvement or expansion plans), stricter quality standards on our products, or governments may enact stricter regulations for the distribution or use of our products. Some of our products also have a limited shelf life, which can affect the ability of a customer to use our product and/or lead to returns and warranty claims. Failure to meet such customer and government standards could materially adversely affect our business, financial condition and results of operations if we are unable to sell our products in one or more markets or to important customers in such markets. In addition, our cost of production may increase to meet any newly imposed or enacted standards.
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

Global inflation, fluctuations in the price of energy and certain raw materials, and our inability to obtain raw materials and products under contract sourcing arrangements, could have an adverse effect on the margins of our products, our business, financial condition and our results of operations.
The long-term profitability of our operations will be, in part, related to our ability to continue to economically and reliably obtain resources, including energy, raw materials, and finished products. Our raw material and energy costs can be volatile and may increase significantly, as they are doing so now as a result of global inflation and supply chain disruptions. In contrast, we enter into contracts for our products that are often at fixed or formula-based prices or otherwise do not permit us to pass on increased costs in sale prices immediately or at all. To the extent we are unable to obtain such resources or to pass on increases in the prices of energy and raw materials to our customers, our financial condition and results of operations could be materially adversely affected. In addition, we source a significant portion of our intermediate and finished products through contract manufacturing arrangements. An inability to obtain these products or execute under these arrangements would adversely impact our ability to sell products and could have an adverse effect on our business, financial condition and results of operations.

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

Some of our employees are unionized or are employed subject to local laws that are less favorable to employers than the laws of the U.S.
As of December 31, 2021, we had approximately 1,109 full time, part time and temporary and contract employees. A large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, our operational and production employees in Argentina, approximately 188, are represented by a union that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. In prior years, we have had to negotiate wage increases for our employees with the union because of inflation in Argentina and will be expected to do so in the future. The current four-year collective bargaining agreement in place is set to expire in 2023 and includes annual salary negotiation. A strike, work stoppage, slowdown or significant dispute with our employees could result in a significant disruption of our operations or higher ongoing labor costs.

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
Protection of our patents, trade secrets, trademarks and copyrights, proprietary processes, methods, formulations, and compounds, the incorporation of such formulations and compounds into various products and other technology is important to our business. Although our existing processes and products may not be protected or protectable by patents, we generally rely on the intellectual property laws of the U.S. and certain other countries in which our products are produced or sold, as well as licenses and nondisclosure and confidentiality agreements, to protect our intellectual property rights. Notwithstanding the measures we take to ensure our intellectual property assets are adequately protected, there are circumstances out of our control that make result in the loss of valuable proprietary technologies. These circumstances include, the patent, trade secret and trademark laws of some countries, or their enforcement, which may not protect our intellectual property rights to the same extent as the laws of the U.S.. If patents are issued to us, those patents may not provide meaningful protection against competitors or against competitive technologies. There can be no assurance that our intellectual property rights will not be challenged, invalidated, circumvented or rendered unenforceable.
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
We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of the minerals that we currently produce. Since we conduct operations without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not mineralized material can be economically obtained as originally planned and anticipated. In addition, we do not at present plan to conduct exploration activities or other activities to establish reserves in Argentina. Because we do not have any proven or probable reserves, there can be no assurance that a commercially viable deposit exists to support production at existing levels or to expand our production capacity in the future, which could have a material adverse effect on our business, financial condition and results of operations.

Our business could be negatively impacted by sustainability and ESG matters and/or our reporting of such matters.
There is an increasing focus from certain investors, customers, consumers, regulators, government officials, community groups, employees, proxy advisory firms, the press, NGOs and other stakeholders concerning sustainability and ESG matters. From time to time, we communicate certain goals and initiatives regarding environmental matters, responsible sourcing, human rights, corporate governance and social responsibility, including those described in our Company’s Sustainability Report as well as other disclosures. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in fully and accurately reporting our progress on such initiatives and goals. In addition, we could be criticized, including through social media, for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Our business and our reputation could be negatively impacted by such shortcomings, failings or perceptions, and this could impact employee recruitment and retention, and the willingness of customers and our partners to do business with us or our customers. Any such sustainability and ESG issues, could have a material adverse effect on our business.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings methodologies for evaluating companies on their approach to ESG matters, and unfavorable ratings of our company or our industries may lead to negative investor sentiment and the diversion of investment to other companies or industries.
The Company’s business and reputation could also be negatively impacted by shortcomings, failings or adverse perceptions in ESG matters of the industries and customers we serve, as well as that of the suppliers, contractors and business partners we work with.

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
We manufacture or market a number of products that are or have been the subject of attention by the European Union and United Kingdom regulatory authorities. Concern about the impact of some of our products on human health or the environment may lead to regulation, or reaction in our markets independent of regulation, that could reduce or eliminate markets for such products. Our business and our customers are subject to significant requirements under REACH, which imposes obligation on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Currently, certain lithium products are undergoing a risk assessment review under REACH, which may eventually result in restrictions in the handling or use of lithium carbonate and other lithium products that we produce, which may increase our production costs. In addition, REACH regulations impose significant additional burdens on chemical producers, importers, downstream users of chemical substances and preparations, and the entire supply chain. South Korea has a similar Act on the Registration and Evaluation of Chemicals which is known as "K-REACH." Both REACH and K-REACH may lead to significant compliance costs and result in increases in the costs of raw materials we purchase and the products we sell. Increases in the costs of our products could result in a decrease in their overall demand; additionally, customers may seek products that are not regulated, which could also result in a decrease in the demand of certain products subject to the REACH and K-REACH regulations, respectively. If we fail to comply with REACH, K-REACH or other similar laws and regulations, we may be subject to penalties or other enforcement actions, including fines, injunctions, recalls or seizures, which would have a material adverse effect on our financial condition, cash flows and profitability.

Unanticipated changes in our tax provisions, variability of our effective tax rate, the adoption of new tax legislation or exposure to additional tax liabilities could impact our financial performance.
We operate in multiple jurisdictions, which contributes to the volatility of our effective tax rate. Our future effective tax rates may be materially impacted by numerous items including: a future change in the composition of earnings from foreign and domestic tax jurisdictions; accounting for uncertain tax positions; business combinations; expiration of statutes of limitations or settlement of tax audits; changes in valuation allowances; expiration or termination of favorable tax abatement or concession arrangements with foreign tax jurisdictions; and changes in tax law (including, without limitation, in the event of the enactment of the Build Back Better Act or similar legislation in the U.S.).
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

Risks Related to Ownership of Our Common Stock:
Our stock price may fluctuate significantly.
The trading price of our common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

•	the severity and duration of the COVID-19 pandemic, including the impact of the COVID-19 pandemic on our business and industry;
•	market conditions or investor sentiment in the broader stock market, the end markets into which we sell our products, or our industry in particular;

•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	our capital financing decisions and debt levels;
•	mergers, acquisitions, divestitures, corporate reorganizations, and other strategic activity;

•	introduction of new products and services by us, our competitors or customers;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	sales or purchases of large blocks of our stock;

•	additions or departures of key personnel;

•	regulatory developments;

•	litigation and governmental investigations;

•	economic and political conditions or events; and

•	changes in investor perception of our market positions based on third-party information.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, when the market price of a stock is volatile, certain holders of that stock may institute securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit or any future securities class litigation that may be brought against the company. We have been sued by several plaintiffs in connection with our IPO. See Part I, Item 3 Legal Proceedings, and Note 15 of Notes to Consolidated Financial Statements, in this Form 10-K. The existing lawsuit and any future lawsuits could also divert the time and attention of our management from our business.
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

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take other corporate actions than they desire. Our Board of Directors has approved the elimination of the staggered board and the supermajority voting provisions from our certificate of incorporation and bylaws and recommended that our stockholders approve these changes, but to date, we have not received sufficient stockholder support to remove these provisions.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We operate six manufacturing facilities in five countries in addition to our lithium extraction operations in Salar del Hombre Muerto, Argentina. We have ten facilities in eight countries to support our sales, marketing, research and development and other administrative needs, including our leased executive offices in Philadelphia, Pennsylvania. Our research, development and innovation facilities are located in Bessemer City, North Carolina.
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
We believe our facilities are in good operating condition. The function and location of our owned or leased production properties is presented in the table below:

Location	Function	Leased/Owned

United States
Philadelphia, Pennsylvania	Corporate Headquarters	Leased
Bessemer City, North Carolina	Manufacturing and Research	Owned
Charlotte, North Carolina	Sales and Administrative	Leased
South America
Fénix, Argentina	Lithium Extraction and Manufacturing	Owned
Guemes, Argentina	Manufacturing	Owned
Catamarca, Argentina	Administrative	Leased
Salta, Argentina	Administrative	Owned
Pocitos, Salta, Argentina	Transfer Station	Land use right so long as we have our mining concession
Europe
Bromborough, United Kingdom	Manufacturing and Sales	Leased
Asia Pacific
Zhangjiagang, China	Manufacturing	Land use right, building owned
Shanghai, China	Sales and Administrative	Leased
Tokyo, Japan	Sales	Leased
Seoul, South Korea	Sales	Leased
Patancheru, India	Manufacturing	Leased
Singapore	Operations and Administrative	Leased

ITEM 3.    LEGAL PROCEEDINGS
See Note 2 “Principal Accounting Policies and Related Financial Information" - Environmental obligations, Note 9 “Environmental Obligations” and Note 16 “Commitments and Contingencies” in the notes to our consolidated financial statements included in this Form 10-K, the content of which are incorporated by reference to this Item 3.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of Livent Corporation, the offices they currently hold, their business experience and their ages as of December 31, 2021, are as follows:

Name	Age on 12/31/2021	Office, year of election and other information
Paul W. Graves	50	President, Chief Executive Officer and Director (May 2018-Present); Executive Vice President and Chief Financial Officer, FMC (12-18); Managing Director, Goldman Sachs Group (06-12)
Gilberto Antoniazzi	55	Vice President and Chief Financial Officer (May 2018-Present); Chief Financial Officer, FMC's Agricultural Solutions business segment (13-18); Chief Financial Officer, FMC's Latin America Region (04-13)
Sara Ponessa	50	Vice President, General Counsel and Secretary (May 2018-Present); Senior Business Counsel, FMC's Lithium business segment (14-18); Business Counsel, FMC's Alkali Chemicals division (12-14); Vice President and Risk Management and Compliance Section Manager, Wilmington Trust Company (06-12)
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

The Table below provides certain highlights of the diversity characteristics of the executive officers:

Executive Officer Diversity (1)
Gender	Male	Female
Number of executive officers based on gender identity	2	1
Number of executive officers who identify in any of the categories below:
Hispanic or Latinx	1	1
White	1	—
National Origin:
United Kingdom	1	—
Brazil	1	—
U.S. (Puerto Rico)	—	1
________________________________
1.The Company has no executive officers who identify in any of the following categories: (i) African American or Black, (ii) Alaskan Native or American Indian, (iii) Asian, (iv) Native Hawaiian or Pacific Islander, (v) two or more races or ethnicities. The Company has no executive officers based on gender identity of the following categories: (i) Non-Binary and (ii) Gender Undisclosed; nor do any of the Company's executive officers identify as LGBTQ+.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Livent common stock of $0.001 par value is traded on the New York Stock Exchange (Symbol: LTHM). As of February 25, 2022, we had 2,283 holders of record of our common stock and approximately 117,293 beneficial holders of our common stock.
Our Board of Directors has not declared any quarterly dividends as of December 31, 2021 and does not expect to pay any dividends in the foreseeable future. Any future payment of dividends will depend on our financial condition, results of operations, conditions in the financial markets and such other factors as are deemed relevant by our Board of Directors.
Stockholder Return Performance Presentation
The graph that follows shall not be deemed to be incorporated by reference into any filing made by Livent under the Securities Act or the Exchange Act.
The following Stockholder Performance Graph compares the cumulative total return on Livent’s common stock with the S&P 500 Index and the S&P 500 Chemicals Index for the period following the IPO through December 31, 2021. The comparison assumes $100 was invested on October 12, 2018, in Livent’s common stock and in both of the indices, and the reinvestment of all dividends.
Repurchases of Common Shares
A summary of our repurchases of Livent's common stock for the three months ended December 31, 2021 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2021	166	$25.68	$—	$—
November 1 through November 30, 2021	148	$30.17	—	—
December 1 through December 31, 2021	173	$25.78	—	—
Total Q4 2021	487	$27.08	$—	$—
1.The trustee of the Livent NQSP deferred compensation plan reacquires Livent common stock shares from time to time through open-market purchases relating to investments by employees in our common stock, one of the investment options available under the Livent NQSP. Such shares are held in a trust fund and recorded to Treasury stock in our consolidated balance sheets.
2.We have no publicly announced repurchase programs.

ITEM 6. [RESERVED]

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
2021 Highlights
The following are the more significant developments in our business during the year ended December 31, 2021:
•Revenue of $420.4 million in 2021 increased $132.2 million versus 2020 primarily due to higher sales volumes driven by an increase in customer demand and higher pricing.
•Gross margin of $88.4 million in 2021 increased $51.6 million versus 2020 primarily due to higher sales volumes and higher pricing, partially offset by COVID-19 costs to implement safety protocols and higher logistics, raw material and other operating costs.
•Net income of $0.6 million in 2021 compared to net loss of $16.3 million for 2020 was primarily due to higher sales volumes, higher pricing and lower Restructuring and other charges, offset by an increase in the Argentina tax expense from inflationary tax adjustments, incremental COVID-19 costs to implement safety protocols, higher logistics, raw material and other operating costs and $5.5 million Equity in net loss of unconsolidated affiliates.
•Adjusted EBITDA of $69.5 million for 2021 increased $47.2 million compared to the 2020 amount of $22.3 million primarily due to higher sales volumes and higher pricing, partially offset by higher logistics, raw material and other operating costs.
Completion of Public Offering of Our Common Stock
On June 15, 2021, the Company closed on the issuance of 14,950,000 shares of its common stock, par value $0.001 per share, at a public offering price of $17.50 per share, in an underwritten public offering (the "Offering"). Total net proceeds from the Offering, were $252.2 million after deducting the underwriters’ fees and offering expenses payable by the Company of $9.4 million. We intend to use the net proceeds of the Offering primarily for growth capital expenditures, including lithium capacity expansion, and for general corporate purposes. In June 2021, we used a portion of the proceeds to repay all amounts outstanding under our Revolving Credit Facility.

COVID-19 Impacts
Business and Operations
During the year ended December 31, 2021, the COVID-19 pandemic continued to negatively impact our business, operations and financial performance. We still face operational challenges and uncertainties. The disruptions and duration may be impacted by the actions that governments, businesses and individuals take in relation to the COVID-19 pandemic, new variants of the virus, vaccine safety concerns, vaccine resistance, vaccine availability, delays in vaccine distribution and the willingness of individuals to be vaccinated.
Each country where we operate has adopted measures to contain COVID-19, and each may adopt different and/or stricter measures in the future. The government of Argentina, where the Company’s primary lithium brine resource is located, has enacted numerous emergency measures to stem the spread of COVID-19 and may enact new ones. We expect government measures and restrictions globally to continue to have a negative impact on demand for certain of our products and a negative impact on the efficient operation of our facilities, supply chains and logistics. Disruptions and delays within our supply chain and logistics operations included problems and congestion at ports, difficulties with scheduling cargo ships, higher shipment and freight costs, additional warehouse costs due to shipment delays, lack of driver availability and fewer transportation options, and the restriction of movements by trucks within and between countries. The severity of these problems and issues has varied in different geographic locations over the course of the COVID-19 pandemic and continues to remain a challenge in all of the countries where we operate.
Customer demand for certain types of our products improved during 2021. However, customers continue to protect their interests by diversifying among multiple suppliers. They continue to actively manage their own inventory levels in the current uncertain market environment. In addition, customers in the fast-growing EV manufacturing industry are currently experiencing their own supply chain challenges, including semiconductors shortages, congestion at ports, and rolling electricity blackouts in China. The semiconductor chip shortage is expected to continue. This, and similar supply chain disruptions experienced by our customers, could cause delays in their demand for our high performance lithium compounds, further adversely impacting our business and growth plans.
The continuing spread and effects of COVID-19, including health and safety protocols and supply and logistics disruptions in China and elsewhere, are impacting our expansion work in Argentina and the U.S. There can be no assurance that such impacts will not turn into long-term or continuing delays, cause us to decide to suspend our capital expansion work, or otherwise negatively impact our capital expansion. Any significant delay in our capital expansion work in Argentina or the U.S. could have a material adverse effect on our business, financial condition and results of operations. In addition to delays, there have been increased costs due to less availability of materials for construction.
We have not faced any material issues with employee morale or attrition. Likewise, we have not faced any material issues with our ability to recruit new employees or in talent management of existing employees. However, certain of our employees may resign, and we may be unable to attract certain talent, if we were to impose any vaccine mandate. Broadly, we are observing tightness in the local labor markets where we operate in both the U.S. and Argentina (e.g., fewer applicants and higher wages). This may impact us and our expansion efforts, our customers and suppliers in the future.
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

Liquidity and Financial Resources
Our uses of cash were impacted by the effects of COVID-19 in 2021. We continue to face logistical supply disruptions, such as higher truck, freight and sea shipping costs, along with the need to use air freight from time to time. We expect this to continue. We also continue to use cash to purchase additional COVID-19 testing, personal protective equipment for our employees, such as masks and gloves, and for increased cleaning and disinfectant costs, additional medical personnel at our facilities, and increased personnel transportation costs due to social distancing guidelines.

Corporate Efforts
We continue to maintain a Global Pandemic Response Team, regional COVID-19 Response Teams, and a Vaccine subcommittee. The Vaccine subcommittee is tasked with monitoring vaccine developments and encouraging our employees to be vaccinated. Our regional COVID-19 Response Teams continue to keep Executive Leadership informed of local matters such as government policies and regulations. Our Enterprise Risk Management processes have worked as designed.
We continue to identify potential new suppliers and logistics providers for our operations as supply chain challenges continue. This includes potential new suppliers of chemicals and packaging, and air freight companies when required. We have altered global production schedules to meet changes in customer demand, supply and logistics challenges. Future efforts will continue along these lines and be dictated by the particulars of the COVID-19 pandemic. We continue to plan for a relaxation of

COVID-19 protocols, more business travel and in-person customer contacts and hybrid work arrangements if and when COVID-19 becomes endemic.

Health & Safety
We continue to protect the health and well-being of our employees, customers and other key stakeholders in accordance with changing circumstances and local conditions. Our plant personnel continue to remain on the job at their respective facilities. We instituted safety procedures to protect the health of these plant personnel based upon local guidance. This can include pre-entry screening, the use of masks and gloves, social distancing measures, and quarantine of close contacts with suspected or confirmed COVID-19 cases. Our non-plant personnel are returning to their offices where permitted by circumstances. Business travel is slowly resuming when permitted, but is still substantially lower than pre-pandemic levels. Communications relating to all of these policies and COVID-19 preventative measures are regularly distributed to our employees, as there can be significant variation with respect to the COVID-19 pandemic situation in different geographic regions at any one time.
We base our health and safety protocols on the advice provided by the White House, the Centers for Disease Control and Prevention, the World Health Organization, and the local government authorities in the countries and regions where we operate.
In the U.S., we are providing paid sick leave for qualified absences due to COVID-19. In other geographic locations, we are providing our customary local sick leave benefits and any other leave and benefits that may be required by local governmental authorities. We have not experienced any material employee absences as a result of COVID-19. However, social distancing measures and other health and safety protocols have led to reduced workforce numbers in certain locations, such as with our expansion project in Argentina. If a significant number of our employees at any one location were to require leave as a result of COVID-19, this could pose a risk to the continued operation of the particular facility and could potentially disrupt our broader operations.

Government Programs.
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

2022 Outlook
We expect flat volumes and significantly higher average pricing across our lithium products in 2022, resulting in higher profitability versus the prior year. We also expect higher costs versus the prior year, primarily related to logistics, raw materials and general inflationary pressures.

In this section, we discuss the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Results of Operations — Years Ended December 31, 2021 and 2020

(in Millions)	Year Ended December 31,
	2021	2020
Revenue	$420.4	$288.2
Costs and expenses:
Costs of sales	332.0	251.4
Gross margin	88.4	36.8
Selling, general and administrative expenses	49.9	44.6
Research and development expenses	3.0	3.7
Restructuring and other charges	3.8	10.7
Separation-related costs/(income)	2.0	(1.1)
Total costs and expenses	390.7	309.3
Income/(loss) from operations before loss on debt extinguishment, equity in net loss of unconsolidated affiliates and interest expense, net	29.7	(21.1)
Loss on debt extinguishment	—	0.1
Equity in net loss of unconsolidated affiliates	5.5	0.5
Interest expense, net	0.3	0.3
Income/(loss) from operations before income taxes	23.9	(22.0)
Income tax expense/(benefit)	23.3	(5.7)
Net income/(loss)	$0.6	$(16.3)

In addition to net income/(loss), as determined in accordance with U.S. GAAP, we evaluate operating performance using certain Non-GAAP measures such as EBITDA, which we define as net income plus interest expense, net, income tax expense/(benefit), and depreciation and amortization, and Adjusted EBITDA, which we define as EBITDA adjusted for Argentina remeasurement losses, restructuring and other charges, separation-related costs/(income), COVID-19 related costs and other loss/(gain). Management believes the use of these Non-GAAP measures allows management and investors to compare more easily the financial performance of its underlying business from period to period. The Non-GAAP information provided may not be comparable to similar measures disclosed by other companies because of differing methods used by other companies in calculating EBITDA and Adjusted EBITDA. These measures should not be considered as a substitute for net income/(loss) or other measures of performance or liquidity reported in accordance with U.S. GAAP. The following table reconciles EBITDA and Adjusted EBITDA from net income/(loss).

(in Millions)	Year Ended December 31,
	2021	2020
Net income/(loss)	$0.6	$(16.3)
Add back:
Income tax expense/(benefit)	23.3	(5.7)
Interest expense, net	0.3	0.3
Depreciation and amortization	25.1	25.0
EBITDA (Non-GAAP)	49.3	3.3
Add back:
Argentina remeasurement losses (a)	5.3	6.6
Restructuring and other charges (b)	3.8	10.7
Separation-related costs/(income) (c)	2.0	(1.1)
COVID-19 related costs (d)	5.2	3.2
Loss on debt extinguishment (e)	—	0.1
Other loss/(gain) (f)	3.9	(0.5)
Adjusted EBITDA (Non-GAAP)	$69.5	$22.3
____________________
a.Represents impact of currency fluctuations on tax assets and liabilities and on long-term monetary assets associated with our capital expansion as well as significant currency devaluations. The remeasurement losses are included within "Cost of sales" in our consolidated statement of operations but are excluded from our calculation of Adjusted EBITDA because of: i.) their nature as income tax related; ii.) their association with long-term capital projects which will not be operational until future periods; or iii.) the severity of the devaluations and their immediate impact on our operations in the country.
b.We continually perform strategic reviews and assess the return on our business. This sometimes results in management changes or in a plan to restructure the operations of our business. As part of these restructuring plans, demolition costs and write-downs of long-lived assets may occur. 2021 Restructuring and other charges consisted primarily of environmental remediation, transaction related legal fees and miscellaneous nonrecurring costs. 2020 consists of severance-related costs related to management changes, exit costs, and legal fees related to IPO securities litigation, including a settlement accrual, net of insurance reimbursement, of $2.0 million as of December 31, 2020. The IPO litigation settlement was finalized in the second quarter of 2021.
c.Represents legal and professional fees and other separation-related activity.
d.Represents incremental costs associated with the COVID-19 pandemic recorded in "Cost of sales" in the consolidated statement of operations, including but not limited to, incremental quarantine related absenteeism, incremental facility cleaning costs, COVID-19 testing, pandemic related supplies and personal protective equipment for employees, among other costs; offset by economic relief provided by foreign governments.
e.Represents the partial write off of deferred financing costs for the temporary reduction in borrowing capacity of the Revolving Credit Facility excluded from our calculation of Adjusted EBITDA because the loss is nonrecurring.
f.2021 represents our 25% interest in transaction costs incurred for the Nemaska Transaction, certain project-related costs and interest expense, all included in Equity in net loss of unconsolidated affiliates in our consolidated statement of operations. 2020 represents a portion of our nonrefundable prepaid research and development costs advanced to our unconsolidated affiliate in the fourth quarter 2019 and excluded from our calculation of Adjusted EBITDA in the same period because the costs represent research and development activities of the affiliate that had not occurred as of December 31, 2019. These costs were included with our calculation of Adjusted EBITDA in 2020 when the costs were incurred at our unconsolidated affiliate.
Year Ended December 31, 2021 compared with Year Ended December 31, 2020
Revenue
Revenue of $420.4 million for 2021 increased by approximately 46%, or $132.2 million, versus $288.2 million for 2020 primarily due to higher volumes, driven by an increase in customer demand and higher pricing.
Gross Margin
Gross margin of $88.4 million for 2021 increased by $51.6 million, or approximately 140%, versus $36.8 million for 2020. The increase in gross margin was primarily due to sales volumes and higher pricing, partially offset by COVID-19 costs to implement safety protocols and higher logistics, raw material and other operating costs.

Selling, general and administrative expenses
Selling, general and administrative expenses of $49.9 million for 2021 increased by $5.3 million, or approximately 12% versus $44.6 million in 2020. The increase in selling, general and administrative expenses was primarily due to an increase in employee compensation.
Restructuring and other charges
Restructuring and other charges of $3.8 million for 2021 decreased by $6.9 million or approximately 64% versus $10.7 million for 2020. Restructuring and other charges for 2020 consisted of severance-related costs for management changes at certain operating and administrative facilities, exit costs of $1.6 million for the closing of leased office space and legal fees related to IPO securities litigation, including a settlement accrual, net of insurance reimbursement, of $2.0 million as of December 31, 2020. The IPO litigation settlement was finalized in the second quarter of 2021. 2021 Restructuring and other charges consisted primarily of environmental remediation, transaction related legal fees and miscellaneous nonrecurring costs. See Note 8 to our consolidated financial statements of this Form 10-K for details.
Equity in net loss of unconsolidated affiliates
Equity in net loss of unconsolidated affiliates of $5.5 million for 2021 arises out of our 25% interest in the Nemaska Project and includes $1.6 million of nonrecurring transaction costs incurred for the Nemaska Transaction by an unconsolidated affiliate.
Interest expense
Interest expense of $0.3 million for 2021 and 2020 is noncash amortization of transaction costs related to the 2025 Notes which represents the excess interest over the amount of interest capitalized in accordance with U.S. GAAP for 2021. Interest expense of $15.4 million and $12.0 million was capitalized in 2021 and 2020, respectively.
Income tax expense/(benefit)
The increase in income tax expense to $23.3 million for 2021 compared to the income tax benefit of $(5.7) million for 2020 was primarily due to the fluctuations in foreign currency impacts in Argentina of $15.5 million and $(10.0) million for 2021 and 2020, respectively. Within foreign currency impacts, Argentina tax law annually requires an increase to taxable income for inflationary adjustments in the period when the consumer price index fluctuates over a specific threshold, which for 2021 was met in the third quarter of 2021. Additionally, the increase in tax expense was due to income/(loss) from operations of $23.9 million and $(22.0) million for 2021 and 2020, respectively. The increase in income tax expense was partially offset by an Argentina income tax law, which was amended on June 16, 2021 to introduce new progressive corporate income tax rates from 25% to 35%. This change resulted in a tax benefit of $(2.2) million for the revaluation of Argentina net deferred tax assets for the twelve months ended December 31, 2021.
Net income/(loss)
Net income of $0.6 million for 2021 compared to net loss of $16.3 million for 2020 was primarily due to higher sales volumes, higher pricing and lower Restructuring and other charges, offset by an increase in income tax expense, COVID-19 costs to implement safety protocols, higher logistics, raw material and other operating costs and $5.5 million Equity in net loss of unconsolidated affiliate.

Liquidity and Capital Resources
Our prospective success in funding our cash needs will depend on the strength of the lithium market and our continued ability to generate cash from operations and raise capital from other sources. Our primary sources of cash are currently generated from operations and borrowings under our revolving credit facility.
Cash and cash equivalents as of December 31, 2021 and 2020, were $113.0 million and $11.6 million, respectively. Of the cash and cash equivalents balance as of December 31, 2021 and 2020, $26.9 million and $10.6 million was held by our foreign subsidiaries, respectively. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal. See Note 11 to the consolidated financial statements included within this Form 10-K for more information.
2025 Notes
In 2020, we issued $245.8 million in aggregate principal amount of 4.125% Convertible Senior Notes due 2025. Total net proceeds received were $238.2 million. The Company used the net proceeds received to repay amounts outstanding under its Revolving Credit Facility. The 2025 Notes were issued under the International Capital Market Association's Green Bond framework and followed the Green Bond Principles. See Note 11 to the consolidated financial statements included within this Form 10-K for more details on the 2025 Notes.
Revolving Credit Facility
The Credit Agreement provides for a $400 million senior secured revolving credit facility, $50 million of which is available for the issuance of letters of credit, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to $600 million (the “Revolving Credit Facility”). The issuance of letters of credit and the proceeds of revolving credit loans made pursuant to the Revolving Credit Facility are available, and will be used, for general corporate purposes, including capital expenditures and permitted acquisitions. See Note 11 to the consolidated financial statements included within this Form 10-K for more information.
We had $245.8 million and $281.4 million debt outstanding as of December 31, 2021 and 2020, respectively. Our December 31, 2021 debt outstanding was comprised solely of our 2025 Notes because in June 2021 we used a portion of the net proceeds from the Offering to repay all amounts outstanding under our Revolving Credit Facility. The Credit Agreement contains certain affirmative and negative covenants that are binding on the Borrowers and their subsidiaries, including, among others, restrictions (subject to exceptions and qualifications) on the ability of the Borrowers and their subsidiaries to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of their businesses, to enter into transactions with affiliates and to enter into certain burdensome agreements. Among other restrictions, our Revolving Credit Facility contains financial covenants applicable to Livent and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our maximum allowable first lien leverage ratio is 3.5 as of December 31, 2021. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all covenants at December 31, 2021.
Statement of Cash Flows
Cash provided by operating activities was $26.4 million and $6.3 million for the years ended December 31, 2021 and 2020, respectively.
The increase in cash provided by operating activities for 2021 compared to 2020 was primarily driven by higher net income and a decrease in payments of accounts payables in 2021 compared to 2020, partially offset by an increase in trade receivables and inventories in 2021 compared to 2020.
Cash used in investing activities was $143.3 million and $131.1 million for the years ended December 31, 2021 and 2020, respectively.
The increase in cash used in investing activities for 2021 compared to 2020 is primarily due to the Company's election to suspend all capital expansion work globally in March 2020 to the second quarter of 2021. The time lag of slowing down and subsequently ramping back up capital spending ended in the third quarter of 2021 and resulted in a significant increase in capital expenditures for capacity expansion of lithium carbonate and hydroxide during the fourth quarter of 2021.
Cash provided by financing activities was $218.0 million and $119.1 million for the years ended December 31, 2021 and 2020, respectively.

The increase in cash provided by financing activities for 2021 compared to 2020 is primarily due to the net proceeds received from the Offering of $252.2 million in the second quarter of 2021, partially offset by the repayment of the Revolving Credit Facility in the same period.
Other potential liquidity needs
We plan to meet our liquidity needs through available cash, cash generated from operations, borrowings under the committed Revolving Credit Facility, and other potential working capital financing strategies that may be available to us. As of December 31, 2021, our remaining borrowing capacity under our Revolving Credit Facility, subject to meeting our debt covenants, was $385.5 million, including letters of credit utilization.
We expect the COVID-19 pandemic uncertainties, and the resulting lithium market challenges to continue in 2022. Our net leverage ratio is determined, in large part, by our ability to manage the timing and amount of our capital expenditures, which is within our control. It is also determined by our ability to achieve forecasted operating results and to pursue other working capital financing strategies that may be available to us, which is less certain and outside our control. In the first quarter of 2020, because of the significant practical constraints resulting from actions being taken by authorities around the word in response to the COVID-19 pandemic, the Company elected to suspend all capital expansion work globally. As of the second quarter of 2021, Livent resumed its capital expansion work in Argentina and the U.S. Based on this resumption, the Company estimates 2022 total capital spending to be in the range of $280 million to $320 million.
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
Contractual Obligations and Commercial Commitments
As of December 31, 2021, we have significant committed contracts that we believe will affect cash over the next three years. These contracts represent certain of our raw material commercial contract purchase obligations that are enforceable and legally binding requirements contracts with specified quantities, pricing and timing of transactions. Expected cash payments for such purchase obligations are $3.5 million in 2022, $4.9 million in 2023 and $2.8 million for 2024.
Climate Change
The potential physical impacts of climate change on our operations are highly uncertain, and are specific to the geographic circumstances of areas in which we operate. These may include changes in rainfall and storm patterns and intensities, droughts and water shortages, changing sea levels and changing temperatures, and an increase in the number and severity of weather events and natural disasters. These changes may have a material adverse effect on our operations, including lithium extraction and production processes, as well as transportation of raw materials and delivery of products to customers. We may also face more stringent customer and regulatory requirements to accelerate the pace of our GHG and water use reduction initiatives, including achievement of our 2040 net zero target, more reliance on renewable energy sources and more water re-use and re-cycling. Climate change may also exacerbate socio-economic and political issues around the world and have other direct impacts to ecosystems, human health and quality of life, ranging from destruction of habitats to air, water and land quality to growing incidences of famines, pandemics and population shifts.
In addition, a number of governmental bodies have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change. Such legislation or regulation, if enacted, potentially could include provisions for a “cap and trade” system of allowances and credits or a carbon tax, among other provisions. There is also a potential for climate change legislation and regulation to adversely impact the cost of purchased energy and electricity.
The growing concerns about climate change and related increasingly stringent regulations may provide Livent with new or expanded business opportunities. Livent’s technologies and applications contribute to the efforts of our customers to revolutionize their product lines and markets. As a key part of the EV and battery supply chain, we provide lithium products that help enable the growth of electric transportation and the shift away from fossil fuels. As demand for, and legislation mandating or incentivizing the use of, alternative fuel technologies that limit or eliminate greenhouse gas emissions increases, we will continue to monitor the market and offer solutions where we have appropriate technology.
In 2020, Livent began the voluntary process of implementing the framework established by the Task Force for Climate-Related Financial Disclosures ("TCFD") to assess, disclose and plan for the company’s risks and opportunities related to climate change. As part of this process, we will evaluate various climate-related scenarios and business models in a net zero economy.

More information on TCFD will be provided in our future Sustainability Reports and other disclosures. Nothing in any of our Sustainability Reports, or sections thereof, shall be deemed incorporated by reference into this Form 10-K.
Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
See Note 3 "Recently Issued and Adopted Accounting Pronouncements and Regulatory Items" to our consolidated financial statements included in this Form 10-K.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Critical Accounting Estimates
Our consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation of these financial statements requires management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses and that have or could have a material impact on our financial condition and results of operations. We have described our accounting policies in Note 2 "Principal Accounting Policies and Related Financial Information" to our consolidated financial statements included in this Form 10-K. The SEC has defined critical accounting estimates as those estimates made in accordance with U.S. GAAP that involve a significant level of measurement uncertainty and have had or are reasonably likely to have a material impact on the financial condition or operating performance of a company. We have reviewed these accounting estimates, identifying those that we believe contain matters that are inherently uncertain, have significant levels of subjectivity and complex judgments and are critical to the preparation and understanding of our consolidated financial statements. We have reviewed these critical accounting estimates with the Audit Committee of the Board of Directors. Critical accounting estimates are central to our presentation of results of operations and financial condition in accordance with U.S. GAAP and require management to make judgments, assumptions and estimates on certain matters. We base our estimates, assumptions and judgments on historical experience, current conditions and other reasonable factors.
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
Revenue recognition
Sale of Goods
Revenue from product sales is recognized when we transfer control of the promised goods to a customer. We determine when the control of goods is transferred typically by assessing, among other things, the transfer of title and risk and the shipping terms of the contract. Judgment is sometimes required when assessing specific customer facts and circumstances surrounding transfer of control.
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
Trade and other receivables
The allowance for trade receivables represents our best estimate of the probable losses associated with potential customer defaults. In developing our allowance for trade receivables, we consider general factors such as historical experience, current collection trends and external economic and political factors as well as specific customer circumstances where the risk of collection has been reasonably identified either due to liquidity constraints or disputes over contractual terms and conditions. One of our subsidiaries that conducts business within Argentina has outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables. As with all outstanding receivable balances, we continually review recoverability by analyzing historical experience, current collection trends and regional business and political factors among other factors.
Impairments and valuation of long-lived assets
Our long-lived assets primarily include property, plant and equipment and intangible assets. The Company has no goodwill or indefinite-lived intangible assets as of December 31, 2021. We periodically evaluate whether events or circumstances indicate that the net book value of our property, plant and equipment may not be recoverable (“triggering events”). We exercise significant judgment in performing this evaluation, considering factors such as general market outlooks, company-specific historical results as well as future forecasts for production, operating income and cash flows. No triggering events occurred during 2021.
Income taxes
Our annual tax rate is determined based on our income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Also inherent in determining our annual tax rate are judgements and assumptions regarding the recoverability of certain deferred tax balances, primarily net operating loss and other carryforwards, and our ability to uphold certain tax positions. We have recorded a valuation allowance to reduce deferred tax assets in certain jurisdictions to the amount that we believe is more likely than not to be realized. In assessing the need for this allowance, we have considered a number of factors including future taxable income, the jurisdictions in which such income is earned and our ongoing tax planning strategies. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Similarly, should we conclude that we would be able to realize certain deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.
Additionally, we filed income tax returns in the U.S. and various state and foreign jurisdictions, as part of a FMC legal entity for the period ended February 28, 2019. Certain income tax returns for FMC entities taxable in the U.S. and significant foreign jurisdictions are open for examination and adjustment. We assess our income tax positions and record a liability for all years open to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The evaluation of the Company's uncertain tax positions involves significant judgment in the interpretation and application of U.S. GAAP and complex domestic and international tax laws. Although management believes the Company's uncertain tax positions are reasonable, no assurance can be given that these matters will not be subject to successful challenge by the applicable taxing authority and the final tax outcome will not be different from that which is reflected in the Company's reserves.
Because there are a number of estimates and assumptions inherent in calculating the various components of our tax provision, certain changes or future events such as changes in tax legislation, geographic mix of earnings and completion of tax audits could have an impact on those estimates, our effective tax rate and financial results.
See Note 10 to our consolidated financial statements included in this Form 10-K for additional discussion surrounding income taxes.

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
As of December 31, 2021, our net financial instrument position was a net asset of $0.2 million. As of December 31, 2020, we had no open derivative cash flow hedge contracts. Livent's 2022 hedge plan will be executed in the first quarter of 2022 when management's projections are approved.
Foreign Currency Exchange Rate Risk
Our worldwide operations expose us to currency risk from sales, purchases, expenses and intercompany loans denominated in currencies other than the U.S. dollar, our functional currency. The primary currencies for which we have exchange rate exposure are the Euro, the British pound, the Chinese yuan, the Argentine peso and the Japanese yen. Foreign currency debt and foreign exchange forward contracts are used where we do business, thereby reducing our net asset exposure. Foreign exchange forward contracts are also used to hedge firm and highly anticipated foreign currency cash flows. We currently do not hedge foreign currency risks associated with the Argentine peso due to the limited availability and the high cost of suitable derivative instruments.
To analyze the effects of changing foreign currency rates, we perform a sensitivity analysis in which we assume an instantaneous 10% change in the foreign currency exchange rates from their levels at December 31, 2021 with all other variables (including interest rates) held constant. As of December 31, 2020, we had no open derivative cash flow hedge contracts.

		Hedged Currency vs. Functional Currency
(in Millions)	Net asset position on consolidated balance sheets	Net liability position with 10% strengthening	Net asset position with 10% weakening
Net asset/(liability) position as of December 31, 2021	$0.2	$(2.0)	$1.6
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of December 31, 2021 and 2020, we had no interest rate swap agreements.
Our debt portfolio at December 31, 2021 is composed of fixed-rate and variable-rate debt; consisting of borrowings under our 2025 Notes and Revolving Credit Facility. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways. As of December 31, 2021, we had no outstanding balances under the Revolving Credit Facility.
Based on the variable-rate debt in our debt portfolio at December 31, 2021, a one percentage point increase or decrease in interest rates would have increased or decreased, respectively, gross interest expense by $0.2 million for the year ended December 31, 2021.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIVENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(in Millions, Except Per Share Data)	Year Ended December 31,
	2021	2020 (1)	2019
Revenue	$420.4	$288.2	$388.4
Costs and expenses:
Costs of sales	332.0	251.4	273.5
Gross margin	88.4	36.8	114.9
Selling, general and administrative expenses	49.9	44.6	40.5
Research and development expenses	3.0	3.7	3.3
Restructuring and other charges	3.8	10.7	6.2
Separation-related costs/(income)	2.0	(1.1)	6.3
Total costs and expenses	390.7	309.3	329.8
Income/(loss) from operations before loss on debt extinguishment, equity in net loss of unconsolidated affiliates, and interest expense, net	29.7	(21.1)	58.6
Loss on debt extinguishment	—	0.1	—
Equity in net loss of unconsolidated affiliates	5.5	0.5	0.8
Interest expense, net	0.3	0.3	—
Income/(loss) from operations before income taxes	23.9	(22.0)	57.8
Income tax expense/(benefit)	23.3	(5.7)	7.6
Net income/(loss)	$0.6	$(16.3)	$50.2
Net income/(loss) per weighted average share - basic	$—	$(0.11)	$0.34
Net income/(loss) per weighted average share - diluted	$—	$(0.11)	$0.34
Weighted average common shares outstanding - basic	154.7	146.2	146.0
Weighted average common shares outstanding - diluted	184.3	146.2	146.4
____________________
1.As adjusted for the adoption of ASU 2020-06 using the full retrospective method.

The accompanying notes are an integral part of these consolidated financial statements.

LIVENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in Millions)	Year Ended December 31,
	2021	2020 (1)	2019
Net income/(loss)	$0.6	$(16.3)	$50.2
Other comprehensive income, net of tax:
Foreign currency adjustments:
Foreign currency translation gain/(loss) arising during the period	1.3	3.9	(0.3)
Total foreign currency translation adjustments	1.3	3.9	(0.3)
Derivative instruments:
Unrealized hedging gains, net of tax of zero	0.3	—	—
Reclassification of deferred hedging (gains)/losses included in net income, net of tax of $(0.1) (2)	(0.1)	—	1.2
Total derivative instruments, net of tax of zero, zero and $(0.1)	0.2	—	1.2
Other comprehensive income, net of tax	1.5	3.9	0.9
Comprehensive income/(loss)	$2.1	$(12.4)	$51.1
____________________
1.As adjusted for the adoption of ASU 2020-06 using the full retrospective method.
2.For more detail on the components of these reclassifications and the affected line item in the consolidated statements of operations, see Note 13 within these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

LIVENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in Millions, Except Share and Par Value Data)	2021	2020 (1)
ASSETS
Current assets
Cash and cash equivalents	$113.0	$11.6
Trade receivables, net of allowance of approximately $0.3 in 2021 and $0.4 in 2020	96.4	76.3
Inventories, net	134.6	105.6
Prepaid and other current assets	55.3	56.3
Total current assets	399.3	249.8
Investments	27.2	23.8
Property, plant and equipment, net of accumulated depreciation of $243.0 in 2021 and $222.4 in 2020	677.9	545.3
Deferred income taxes	0.9	13.4
Right of use assets - operating leases, net	6.3	16.1
Other assets	90.9	88.4
Total assets	$1,202.5	$936.8
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, trade and other	$65.4	$43.9
Accrued customer rebates	—	0.3
Accrued and other liabilities	61.8	36.7
Operating lease liabilities - current	1.1	1.4
Income taxes	3.0	—
Total current liabilities	131.3	82.3
Long-term debt	240.4	274.6
Operating lease liabilities - long-term	5.4	14.8
Environmental liabilities	5.6	6.1
Deferred income taxes	12.7	5.6
Other long-term liabilities	11.7	17.2
Commitments and contingent liabilities (Note 16)	—	—
Total current and long-term liabilities	407.1	400.6
Equity
Common stock; $0.001 par value; 2 billion shares authorized; 161,791,602 and 146,461,249 shares issued; 161,689,984 and 146,361,981 outstanding at December 31, 2021 and 2020, respectively	0.1	0.1
Capital in excess of par value of common stock	778.1	520.9
Retained earnings	60.9	60.3
Accumulated other comprehensive loss	(42.9)	(44.4)
Treasury stock, common, at cost; 101,618 and 99,268 shares at December 31, 2021 and 2020, respectively	(0.8)	(0.7)
Total equity	795.4	536.2
Total liabilities and equity	$1,202.5	$936.8
____________________
1.As adjusted for the adoption of ASU 2020-06 using the full retrospective method.

The accompanying notes are an integral part of these consolidated financial statements.

LIVENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Year Ended December 31,
	2021	2020 (1)	2019
Cash provided by operating activities:
Net income/(loss)	$0.6	$(16.3)	$50.2
Adjustments to reconcile net income/(loss) to cash provided by operating activities:
Depreciation and amortization	25.1	25.0	20.9
Restructuring and other (income)/charges	(1.5)	3.3	2.1
Separation-related (income)/charges	—	(0.3)	0.9
Deferred income taxes	12.5	(6.3)	(0.9)
Share-based compensation	5.3	4.1	4.3
Change in investments in trust fund securities	0.6	1.0	0.1
Equity in net loss of unconsolidated affiliates	5.5	0.5	—
Loss on debt extinguishment	—	0.1	—
Deferred financing fee amortization	0.3	0.7	—
Loss on asset disposal	0.5	0.6	—
Changes in operating assets and liabilities:
Trade receivables, net	(19.0)	15.3	51.4
Changes in deferred compensation	1.4	0.7	0.6
Inventories	(28.2)	10.1	(40.6)
Accounts payable, trade and other	20.9	(39.8)	10.8
Income taxes	3.0	(0.9)	(0.7)
Change in due to related party	—	—	(23.7)
Change in prepaid and other current assets and other assets	(3.7)	(9.9)	(2.7)
Change in accrued and other current and long-term liabilities	3.1	18.4	(14.6)
Cash provided by operating activities	$26.4	$6.3	$58.1
Cash used in investing activities:
Capital expenditures (2)	(131.9)	(124.0)	(184.3)
Investments in Livent NQSP securities	(1.4)	(0.6)	(0.4)
Proceeds from settlement of long-term supply agreement	—	10.0	—
Investments in unconsolidated affiliate	(8.0)	(15.0)	(0.8)
Other investing activities	(2.0)	(1.5)	(4.5)
Cash used in investing activities	$(143.3)	$(131.1)	$(190.0)
Cash provided by financing activities:
Proceeds from Revolving Credit Facility	39.5	175.5	232.0
Repayments of Revolving Credit Facility	(75.1)	(294.6)	(111.4)
Proceeds from 2025 Notes	—	245.8	—
Payments of financing fees	—	(8.4)	(0.1)
Proceeds from issuance of common stock - incentive plans	1.5	0.8	—
Payments of underwriting fees and expenses - Offering	(9.4)	—	—
Proceeds from Offering	261.6	—	—
Net purchases of treasury stock - Livent NQSP	(0.1)	—	—
Cash provided by financing activities	$218.0	$119.1	$120.5
Effect of exchange rate changes on cash and cash equivalents	0.3	0.5	(0.1)
Increase/(decrease) in cash and cash equivalents	101.4	(5.2)	(11.5)
Cash and cash equivalents, beginning of period	11.6	16.8	28.3
Cash and cash equivalents, end of period	$113.0	$11.6	$16.8

	Year Ended December 31,
Supplemental disclosure for cash flow:	2021	2020	2019
Cash payments for income taxes, net of refunds (3)	$4.1	$2.6	$38.5
Cash payments for interest (2)	$13.3	$5.6	$4.3
Cash payments for Restructuring and other charges	$5.3	$7.4	$4.1
Cash payments/(receipts) for Separation-related charges (4)	$2.0	$(0.8)	$9.9
Accrued capital expenditures	$32.5	$15.1	$34.0
Operating lease right-of-use assets and lease liabilities recorded for ASC 842	$2.1	$0.8	$16.1
Accrued investment in unconsolidated affiliate	$—	$6.3	$—
__________________
1.As adjusted for the adoption of ASU 2020-06 using the full retrospective method.
2.For the year ended December 31, 2021 and December 31, 2020 $15.4 million and $12.0 million of interest was capitalized, respectively. All of the interest related to our Revolving Credit Facility was capitalized for the year ended December 31, 2019.
3.The year ended December 31, 2021 includes $1.7 million of refunds relating to U.S. state taxes and foreign taxes. The year ended December 31, 2020 includes refunds of $1.6 million and $1.9 million from FMC related to the Company's 2019 and 2018 federal income tax returns, respectively.
4.The year ended December 31, 2020 includes $2.0 million gain on settlement of long-term supply agreement. The year ended December 31, 2019 includes $4.6 million paid to FMC related to the Separation steps.

The accompanying notes are an integral part of these consolidated financial statements.

LIVENT CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

(in Millions, Except Per Share Data)	Common Stock, 0.001 Per Share Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance December 31, 2018	$0.1	$512.3	$26.4	$(49.2)	$—	$489.6
Net income	—	—	50.2	—	—	50.2
Stock compensation plans	—	5.7	—	—	—	5.7
Reclassification of deferred hedging losses, net of $0.1 income tax	—	—	—	1.2	—	1.2
Foreign currency translation adjustments	—	—	—	(0.3)	—	(0.3)
Separation related adjustments	—	(1.6)	—	—	—	(1.6)
Transfer in of treasury stock - Livent NQSP	—	—	—	—	(0.8)	(0.8)
Balance December 31, 2019	$0.1	$516.4	$76.6	$(48.3)	$(0.8)	$544.0
Net loss	—	—	(16.3)	—	—	(16.3)
Stock compensation plans	—	4.4	—	—	—	4.4
Shares withheld for taxes - common stock issuances	—	(0.7)	—	—	—	(0.7)
Foreign currency translation adjustments	—	—	—	3.9	—	3.9
Exercise of stock options	—	0.8	—	—	—	0.8
Net sales of treasury stock - Livent NQSP	—	—	—	—	0.1	0.1
Balance December 31, 2020 (1)	$0.1	$520.9	$60.3	$(44.4)	$(0.7)	$536.2
Net income	—	—	0.6	—	—	0.6
Stock compensation plans	—	5.3	—	—	—	5.3
Shares withheld for taxes - common stock issuances	—	(1.8)	—	—	—	(1.8)
Issuance of common stock - Offering	—	252.2	—	—	—	252.2
Net hedging gains, net of income tax expense	—	—	—	0.2	—	0.2
Foreign currency translation adjustments	—	—	—	1.3	—	1.3
Exercise of stock options	—	1.5	—	—	—	1.5
Net purchases of treasury stock - Livent NQSP	—	—	—	—	(0.1)	(0.1)
Balance December 31, 2021	$0.1	$778.1	$60.9	$(42.9)	$(0.8)	$795.4
__________________
1.As adjusted for the adoption of ASU 2020-06 using the full retrospective method.

The accompanying notes are an integral part of these consolidated financial statements.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Note 2: Principal Accounting Policies and Related Financial Information
Basis of presentation and principles of consolidation. The accompanying consolidated financial statements are presented on a consolidated basis and include all of the accounts and operations of Livent and its majority-owned subsidiaries. The financial statements reflect the financial position, results of operations and cash flows of Livent in accordance with U.S. GAAP. All significant intercompany accounts and transactions are eliminated in consolidation.
Earnings per share. The weighted average common shares outstanding for both basic and diluted earnings per share for all periods presented was calculated, in accordance with ASC 260, Earnings Per Share.
Estimates and assumptions. In preparing the financial statements in conformity with U.S. GAAP we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from these estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position, results of operations or cash flows.
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
Trade receivables, net of allowance. Trade receivables consist of amounts owed to us from customer sales and are recorded when revenue is recognized. The allowance for trade receivables represents our best estimate of the probable losses associated with potential customer defaults. In developing our allowance for trade receivables, we use a two stage process which includes calculating a formula to develop an allowance to appropriately address the uncertainty surrounding collection risk of our entire portfolio and specific allowances for customers where the risk of collection has been reasonably identified either due to liquidity constraints or disputes over contractual terms and conditions.
Our method of calculating the formula consists of estimating the recoverability of trade receivables based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. Our analysis of trade receivable collection risk is performed quarterly, and the allowance is adjusted accordingly.
Inventories. Inventories are stated at the lower of cost or net realizable value. Inventory costs include those costs directly attributable to products before sale, including all manufacturing overhead but excluding distribution costs. All inventories are determined on a first-in, first-out (“FIFO”) basis.
Property, plant and equipment. We record property, plant and equipment, including capitalized interest, at cost. We

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognize acquired property, plant and equipment, from acquisitions at its estimated fair value. Depreciation is calculated principally on a straight-line basis over the estimated useful lives of the assets. The major classifications of property, equipment and software, including their respective expected useful lives, consisted of the following:

Asset type	Useful Life
Land	—
Land improvements	20 years
Buildings	20-40 years
Machinery and Equipment	3-18 years
Software	3-10 years
Gains and losses are reflected in income upon sale or retirement of assets. Expenditures that extend the useful lives of property, plant and equipment or increase productivity are capitalized. Ordinary repairs and maintenance are expensed as incurred through operating expense. We periodically evaluate whether events or circumstances indicate that the net book value of our property, plant and equipment may not be recoverable.
Capitalized interest. For the years ended December 31, 2021, 2020 and 2019 we capitalized interest expense of $15.4 million, $12.0 million and $5.7 million, respectively. These costs were associated with the construction of certain long-lived assets and have been capitalized as part of the cost of those assets. We amortize capitalized interest over the estimated useful lives of the assets.
Impairments of long-lived assets. We review the recoverability of the net book value of long-lived assets whenever events and circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the net book value, we recognize an impairment loss equal to an amount by which the net book value exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. There were no significant impairments during the three years ended December 31, 2021.
Asset retirement obligations. We record asset retirement obligations (“AROs”) at present value at the time the liability is incurred if we can reasonably estimate the settlement date. The associated AROs are capitalized as part of the carrying amount of related long-lived assets. In future periods, the liability is accreted to its estimated fair value and the capitalized cost is depreciated over the useful life of the related asset. We also adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon retirement of the long-lived asset, we either settle the obligation for its recorded amount or incur a gain or loss.
We have mining operations and legal reclamation obligations related to our facilities upon closure of the mines. The AROs primarily relate to post-closure reclamation of brine wells and sites involved in the surface mining and manufacturing of lithium in Argentina. Also, we have obligations at certain of our manufacturing facilities and offices in the event of permanent plant shutdown.
The carrying amounts for the AROs for the years ended December 31, 2021 and 2020 are $0.3 million and $0.3 million, respectively. These amounts are included in "Other long-term liabilities" on the consolidated balance sheets.
Deferred compensation plan. We have established a trust fund administered by a third party to provide funding for benefits payable under the Livent Non-qualified Saving Plan ("Livent NQSP") to which highly compensated Livent employees can elect to defer part of their compensation. The assets held in the trust consist of money market investments, a managed portfolio of equity securities and Livent common stock. For each reporting period, the Company records a net mark-to-market adjustment to Selling, general and administrative expense in our consolidated statements of operations for the investments in the trust fund and the corresponding obligation to participants in the Livent NQSP. The money market investments and equity securities assets are included in Other assets in the accompanying consolidated balance sheets. The investments in Livent common stock under the Livent NQSP are included in Treasury stock on our consolidated balance sheets. The deferred compensation obligation to participants is included in Other long-term liabilities on our consolidated balance sheets. See Note 15 and Note 17 for additional details on the Livent NQSP deferred compensation plan.
4.125% Convertible Senior Notes due 2025 (the “2025 Notes”). We account for our 2025 Notes under Accounting Standards Update ("ASU") No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"), which we early adopted January 1, 2021 under the full retrospective method. See Note 11 and Note 14 for details.
Financial instruments. Our financial instruments include cash and cash equivalents, trade receivables, other current assets, investments held in trust fund, trade payables, derivatives and amounts included in accruals meeting the definition of financial instruments. Trade receivables and trade payables are recorded at cost, which approximates fair value due to the short-term nature of the instruments. Investments held in trust are for the Livent NQSP as discussed in "Deferred compensation plan" subsection above. Livent enters into derivative contracts to hedge exposures and the associated assets or liabilities are recorded in our consolidated balance sheets and the gains or losses associated with these transactions are included in the consolidated statements of operations.
Equity method investments. Livent has entered into agreements with The Pallinghurst Group relating to Quebec Lithium Partners ("QLP"), a joint venture owned equally by The Pallinghurst Group and Livent, and the conduct of certain business operations and oversight previously conducted by Nemaska Lithium Inc. The Company accounts for the investment in QLP as an equity method investment included in Investments in our consolidated balance sheets. See Note 16 for details.
Leases. The Company determines if an arrangement is a lease at the inception of the contract. Our operating leases are included in Operating lease right-of-use ("ROU") assets, Operating lease liabilities - current, and Operating lease liabilities - long term in the consolidated balance sheets. The operating lease ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit interest rate, we utilize an estimated incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. In determining the discount rate used in the present value calculation, the Company has elected to apply the portfolio approach for leases provided the leases commenced at or around the same time. This election allows the Company to account for leases at a portfolio level provided that the resulting accounting at this level would not differ materially from the accounting at the individual lease level. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
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
Revenue recognition. Revenue from product sales is recognized when we satisfy a performance obligation by transferring the promised goods to a customer, that is, when control of the good transfers to the customer. The customer is then invoiced at the agreed-upon price with payment terms generally ranging from 30 to 180 days. See Note 4 for further details regarding revenue recognition.
Research and Development. Research and development costs are expensed as incurred.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Stock-based compensation. Stock-based compensation expense for the three years ended December 31, 2021 has been recognized for all share options and other equity-based arrangements. Stock-based compensation cost is measured at the date of grant, based on the fair value of the award, and is recognized over the employee’s requisite service period. We made a policy election to recognize forfeitures in stock-based compensation expense as they occur. See Note 12 for more information.
As of December 31, 2021, there were 10,683,837 shares of Livent common stock authorized and registered for issuance under the Livent Plan.
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
Environmental remediation charges represent the costs for the continuing charges associated with environmental remediation at operating sites from previous years and from products that are no longer manufactured. Livent has one environmental remediation site located in Bessemer City, North Carolina. The (income)/charge associated with the cost of remediation for the years ended December 31, 2021, 2020 and 2019 are $(0.3) million, $0.1 million and $0.9 million, respectively. These amounts are recorded as a component within “Restructuring and other charges” on the consolidated statements of operations. The total environmental remediation liability as of December 31, 2021 and 2020 was $6.1 million and $6.7 million, respectively.
Foreign currency. We translate the assets and liabilities of our foreign operations at exchange rates in effect at the balance sheet date. For foreign operations for which the functional currency is not the U.S. dollar, we record translation gains and losses as a component of accumulated other comprehensive loss in equity. The foreign operations’ statements of operations are translated at the monthly exchange rates for the period. Transactions denominated in foreign currency other than our functional currency of the operation are recorded upon initial recognition at the exchange rate at the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the functional currency at the exchange rate at that date. Exchange rate differences are recognized as foreign currency transaction gain or loss recorded as a component of Costs of sales in our consolidated statements of operations. We recorded transaction and remeasurement losses of $10.3 million, $14.2 million and $14.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items

New Accounting guidance and regulatory items
In April 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. An entity may optionally elect to apply the amendments effective in the first interim period that includes or is subsequent to March 12, 2020 through December 31, 2022. The FASB also issued ASU No. 2021-01, Reference Rate Reform (Topic 848). The amendments in this ASU provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU affect the guidance in ASU No. 2020-04 and are effective for all entities as of March 12, 2020 through December 31, 2022. We do not expect the adoption to have a material impact on our consolidated financial statements.

Recently adopted accounting guidance
As of January 1, 2021, Livent early adopted Accounting Standards Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"). ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion model. As compared with current U.S. GAAP, when following ASU 2020-06, more convertible debt instruments will be reported as a single liability instrument and the interest rate of more convertible debt instruments will be closer to the coupon interest rate. ASU 2020-06 also aligns the consistency of diluted Earnings Per Share ("EPS") calculations for convertible instruments by requiring that (1) an entity use the if-converted method and (2) share settlement be included in the diluted EPS calculation for both convertible instruments and equity contracts when those contracts include an option of cash settlement or share settlement. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Livent elected to early adopt ASU 2020-06 on January 1, 2021, using the full retrospective method.
Prior to adoption, under Accounting Standards Codification 470-20, Debt with Conversion and Other Options ("ASC 470-20"), the Company had separately accounted for the liability and equity components of its 4.125% Convertible Senior Notes Due 2025 (the "2025 Notes"), which may be settled entirely or partially in cash upon conversion, in a manner that reflected the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2025 Notes was that the equity component was required to be included in the additional paid-in capital section of stockholders’ equity on the consolidated balance sheet, and the value of the equity component was treated as original issue discount for purposes of accounting for the debt component of the 2025 Notes. As a result, prior to the adoption of ASU 2020-06, the Company was required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the 2025 Notes to their face amount over the term of the 2025 Notes. Because the Company intends to settle in cash the principal outstanding under its 2025 Notes, the Company previously could elect to use the treasury stock method when calculating their potential dilutive effect, if any. ASU 2020-06 now requires the Company to use the if-converted method for EPS. For the full retrospective method of adoption, the accounting change was recognized as an adjustment to the balance of retained earnings, additional paid-in capital, long-term debt and deferred income taxes in the consolidated balance sheet as of December 31, 2020, the year in which the 2025 Notes were issued. Interest expense, loss from operations before income taxes, income tax benefit, net loss and loss per share were also adjusted in the consolidated statement of operations for the year ended December 31, 2020. Non-cash adjustments to reconcile net loss to cash provided by operating activities, including deferred income taxes and deferred financing fee amortization were also adjusted in the consolidated statement of cash flows for the year ended December 31, 2020. See Note 11 and Note 14 for further details.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in this ASU simplified the accounting for income taxes by removing certain exceptions to the general principle in Topic 740. The amendments also contain improvements and clarifications of certain guidance in Topic 740. The new amendments are effective for fiscal years beginning after December 15, 2020 (i.e. a January 1, 2021 effective date), with early adoption permitted. The adoption did not have a material impact on our consolidated financial statements.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas (based on product destination) and by product categories. The following table provides information about disaggregated revenue by major geographical region:

	Year Ended December 31,
(in Millions)	2021	2020	2019
North America (1) (2)	$61.4	$53.3	$76.2
Latin America	—	0.2	1.0
Europe, Middle East & Africa	62.2	49.2	59.0
Asia Pacific (1) (2)	296.8	185.5	252.2
Total Revenue	$420.4	$288.2	$388.4
____________________
1.In 2021, countries with sales in excess of 10% of combined revenue consisted of Japan, the U.S., South Korea and China. Sales for the year ended December 31, 2021 for Japan, the U.S., South Korea and China totaled $75.1 million, $59.9 million, $43.6 million and $160 million, respectively. Sales for the year ended December 31, 2020 for Japan, the U.S. and China totaled $97.7 million, $52.6 million and $55.3 million, respectively, and sales for the year ended December 31, 2019 totaled $160.4 million, $75.2 million and $53.2 million, respectively.
2.In the fourth quarter of 2021, we reclassified certain revenue from the nine months ended September 30, 2021 from North America to Asia Pacific to present revenue based on product destination.

For the years ended December 31, 2021, 2020 and 2019, one customer accounted for approximately 31%, 26% and 28% of total revenue, respectively and our 10 largest customers accounted in aggregate for approximately 69%, 64% and 60% of our revenue, respectively. A loss of any material customer could have a material adverse effect on our business, financial condition and results of operations.
The following table provides information about disaggregated revenue by major product category:

	Year Ended December 31,
(in Millions)	2021	2020	2019
Lithium Hydroxide	$208.0	$157.5	$213.8
Butyllithium	105.4	87.1	99.9
High Purity Lithium Metal and Other Specialty Compounds	36.9	31.7	52.4
Lithium Carbonate and Lithium Chloride	70.1	11.9	22.3
Total Revenue	$420.4	$288.2	$388.4
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
Sale of Goods
Revenue from product sales is recognized when we satisfy a performance obligation by transferring the promised goods to a customer, that is, when control of the good transfers to the customer. The customer is then invoiced at the agreed-upon price with payment terms generally ranging from 30 to 180 days.
In determining when the control of goods is transferred, we typically assess, among other things, the transfer of title and risk and the shipping terms of the contract. When we perform shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery), they are considered fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. For FOB shipping point terms, revenue is recognized at the time of shipment since the customer gains control at this point in time.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We record amounts billed for shipping and handling fees as revenue. Costs incurred for shipping and handling are recorded as distribution costs. Amounts billed for sales and use taxes, value-added taxes, and certain excise and other specific transactional taxes imposed on revenue-producing transactions are presented on a net basis and excluded from revenue in the consolidated statements of operations. We record a liability until remitted to the respective taxing authority.
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
Contract asset and contract liability balances
We satisfy our obligations by transferring goods and services in exchange for consideration from customers. The timing of performance sometimes differs from the timing the associated consideration is received from the customer, thus resulting in the recognition of a contract liability. We recognize a contract liability if the customer’s payment of consideration is received prior to completion of our related performance obligation. As of December 31, 2021 and 2020 there were no significant contract liabilities recorded in the consolidated balance sheets.
The following table presents the opening and closing balances of our receivables, net of allowances from contracts with customers.

	Balance as of
(in Millions)	December 31, 2021	December 31, 2020	Increase
Receivables from contracts with customers, net of allowances	$96.4	$76.3	$20.1
The balance of receivables listed in the table above represents the current trade receivables (including buy/sell arrangements), net of allowance for doubtful accounts. The allowance for receivables represents our best estimate of the probable losses associated with potential customer defaults. We determine the allowance based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors.
Performance obligations
Revenue is recognized when the performance obligation is satisfied, which is when the customer obtains control of the good or service. Periodically, we may enter into contracts with customers which require them to submit a forecast of non-binding purchase obligations to us. These forecasts are typically provided by the customer to us in good faith, and there are no penalties or obligations if the forecasts are not met. Accordingly, we have determined that these are optional purchases and do not represent material rights and are not considered as unsatisfied (or partially unsatisfied) performance obligations for the purposes of this disclosure.
Occasionally, we may enter into multi-year take or pay supply agreements with customers. The aggregate amount of revenue expected to be recognized related to these contracts’ performance obligations that are unsatisfied or partially unsatisfied is approximately $589 million in the next four years. These approximate revenues do not include amounts of variable consideration attributable to contract renewals or contract contingencies. Based on our past experience with the customers under these arrangements, we expect to continue recognizing revenue in accordance with the contracts as we transfer control of the

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

product to the customer (refer to the sales of goods section for our determination of transfer of control). However, in the case a shortfall of volume purchases occurs, we will recognize the amount payable by the customer over the remaining performance obligations in the contract.
Practical Expedients and Exemptions
We have elected the following practical expedients following the adoption of ASC 606:

a.	Costs of obtaining a contract: We incur certain costs such as sales commissions which are incremental to obtaining the contract. We have taken the practical expedient of expensing such costs to obtain a contract, as and when they are incurred, when the expected amortization period is one year or less.

b.	Remaining performance obligations: We elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for our contracts that are one year or less, as the revenue is expected to be recognized within one year. Additionally, we have elected not to disclose information about variable considerations for remaining, wholly unsatisfied performance obligations for which the criteria in paragraph 606-10-32-40 have been met.

c.	Shipping and handling costs: We elected to account for shipping and handling activities that occur after the customer has obtained control of a good as fulfillment activities (i.e., an expense) rather than as a promised service.

d.	Measurement of transaction price: We have elected to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer.

Note 5: Inventories, Net
Inventories consisted of the following:

	December 31,
(in Millions)	2021	2020
Finished goods	$52.2	$36.1
Semi-finished goods	43.6	46.2
Raw materials, supplies, and other	38.8	23.3
FIFO inventory, net	$134.6	$105.6

Note 6: Investments
In the fourth quarter of 2020, Livent entered into an agreement with The Pallinghurst Group relating to Québec Lithium Partners ("QLP"), a joint venture owned equally by The Pallinghurst Group and Livent, and the conduct of certain business operations and oversight, previously conducted solely by Nemaska Lithium Inc. for the development of a fully integrated lithium chemical asset located in Québec, Canada that is not yet in commercial production. QLP owns a 50% equity interest in the Nemaska Project. The Company accounts for the investment in QLP as an equity method investment on a one-quarter lag basis and is included in Investments in our condensed consolidated balance sheets. For the year ended December 31, 2021 we recorded a $5.5 million loss related to our 50% equity interest in QLP to Equity in net loss of unconsolidated affiliates in our consolidated statement of operations. The carrying amount of our 50% equity interest in QLP was $23.8 million and $21.2 million as of December 31, 2021 and December 31, 2020, respectively.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7: Property, Plant and Equipment, Net
Property, plant and equipment consisted of the following:

	December 31,
(in Millions)	2021	2020
Land and land improvements	$85.8	$85.8
Buildings	84.4	83.0
Machinery and equipment	330.2	314.9
Construction in progress	420.5	284.0
Total cost	$920.9	$767.7
Accumulated depreciation	(243.0)	(222.4)
Property, plant and equipment, net	$677.9	$545.3

Depreciation expense was $22.9 million, $22.0 million, and $19.1 million in 2021, 2020 and 2019, respectively.

Note 8: Restructuring and Other Charges
The following table shows total restructuring and other charges included in the consolidated statements of operations:

	Year Ended December 31,
(in Millions)	2021	2020	2019
Restructuring charges:
Severance-related and exit costs (1)	$0.2	$6.2	$—
Other charges:
Corporate severance-related costs (2)	—	—	3.5
Environmental remediation (3)	(0.3)	0.1	0.9
Other (4)	3.9	4.4	1.8
Total restructuring and other charges	$3.8	$10.7	$6.2
___________________
1.The years ended December 31, 2021 and 2020 include severance costs for management changes at certain operating and administrative facilities. Additionally, December 31, 2020 includes exit costs of $1.6 million for the closing of leased office space.
2.The year ended December 31, 2019 represents severance costs and stock-based compensation expense for accelerated vesting related to corporate management changes.
3.Represents costs associated with environmental remediation with respect to certain discontinued products. There is one environmental remediation site in Bessemer City, North Carolina. See Note 9 for more details.
4.The year ended December 31, 2021 consists primarily of transaction-related legal fees and miscellaneous nonrecurring transactions. The years ended December 31, 2020 and 2019 include legal fees related to IPO securities litigation, including $2.0 million accrued as of December 31, 2020, for the IPO securities litigation settlement, net of insurance reimbursement. See Note 16 for more details.

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

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. As of the periods presented, the Bessemer City site located in North Carolina is the only site for which we have a reserve. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation can be made. Accordingly, total reserves of $6.1 million and $6.7 million existed for the years ended December 31, 2021 and 2020, respectively.
The estimated reasonably possible environmental loss contingencies exceed amount accrued by approximately $3 million at December 31, 2021. This reasonably possible estimate is based upon information available as of the date of the filing and the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to the site.
Although potential environmental remediation expenditures in excess of the reserves and estimated loss contingencies could be significant, the impact on our future consolidated financial results is not subject to reasonable estimation due to numerous uncertainties concerning the nature and scope of possible contamination, identification of remediation alternatives under constantly changing requirements, selection of new and diverse clean-up technologies to meet compliance standards, and the timing of potential expenditures. The liabilities arising from potential environmental obligations that have not been reserved for at this time may be material to results of operations in the future. However, we believe any liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below is a roll forward of our total environmental reserves.

(in Millions)	Environmental Reserves Total
Balance December 31, 2020	$6.7
Change in reserves	(0.3)
Cash payments	(0.3)
Balance December 31, 2021	$6.1

The table below provides detail of current and long-term environmental reserves.

	December 31,
(in Millions)	2021	2020
Environmental reserves, current (1)	$0.5	$0.6
Environmental reserves, long-term (2)	5.6	6.1
Total environmental reserves	$6.1	$6.7
______________
1.These amounts are included within “Accrued and other liabilities” on the consolidated balance sheets.
2.These amounts are included in "Environmental liabilities" on the consolidated balance sheets.

Note 10: Income Taxes
Domestic and foreign components of income/(loss) from operations before income taxes are shown below:

	Year Ended December 31,
(in Millions)	2021	2020 (1)	2019
Domestic	$(15.2)	$(19.7)	$9.9
Foreign	39.1	(2.3)	47.9
Total	$23.9	$(22.0)	$57.8
__________________
1.As adjusted for the adoption of ASU 2020-06 using the full retrospective method.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes attributable to income/(loss) from operations consisted of:

	Year Ended December 31,
(in Millions)	2021	2020 (1)	2019
Current:
Federal (2)	$1.7	$(1.9)	$3.5
Foreign	2.6	4.6	7.4
State	—	—	0.1
Total current	$4.3	$2.7	$11.0
Deferred:
Federal	$1.3	$(0.9)	$1.2
Foreign	17.7	(7.4)	(4.8)
State	—	(0.1)	0.2
Total deferred	19.0	(8.4)	(3.4)
Total	$23.3	$(5.7)	$7.6
____________________
1.As adjusted for the adoption of ASU 2020-06 using the full retrospective method.

The effective income tax rate applicable to income/(loss) from operations before income taxes was different from the statutory U.S. federal income tax rate due to the factors listed in the following table:

	Year Ended December 31,
(in Millions)	2021	2020 (1)	2019
U.S. Federal statutory rate	$5.1	$(4.6)	$12.1
Foreign earnings subject to different tax rates	(1.2)	0.6	(3.6)
Foreign derived intangible income	(0.7)	—	(1.1)
State and local income taxes, less federal income tax benefit	—	(0.1)	0.3
Tax on intercompany dividends and deemed dividends for tax purposes	3.8	0.1	4.4
Changes to unrecognized tax benefits	(0.9)	2.1	0.6
Other permanent items	(0.9)	(0.2)	(0.8)
Change in valuation allowance	4.4	0.3	0.3
Exchange gains and losses (2)	12.7	(5.9)	(1.8)
Withholding taxes net of credits	0.8	1.1	—
Other(3)	0.2	0.9	(2.8)
Total tax provision/(benefit)	$23.3	$(5.7)	$7.6
____________________
1.As adjusted for the adoption of ASU 2020-06 using the full retrospective method.
2.Includes the impact of transaction gains or losses on net monetary assets for which no corresponding tax expense or benefit is realized and the tax provision for statutory taxable gains or losses in foreign jurisdictions for which there is no corresponding amount in income before taxes. Additionally, the year ended December 31, 2021 includes an adjustment relating to inflation of $22.1 million.
3.The year ended December 31, 2019 includes a $3.2 million tax benefit due to revisions to our tax liabilities upon completion of prior year tax returns.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of our deferred tax assets and liabilities were attributable to:

	December 31,
(in Millions)	2021	2020 (1)
Environmental and restructuring	$0.4	$1.4
Net operating loss carry-forwards and credits	5.7	15.3
Other assets and reserves	7.9	5.1
Deferred tax assets	$14.0	$21.8
Valuation allowance, net	(6.4)	(3.6)
Deferred tax assets, net of valuation allowance	$7.6	$18.2
Property, plant and equipment, net	(19.0)	(10.2)
Other liabilities	(0.4)	(0.2)
Deferred tax liabilities	(19.4)	(10.4)
Net deferred tax (liabilities)/assets	$(11.8)	$7.8
____________________
1.As adjusted for the adoption of ASU 2020-06 using the full retrospective method.

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

As of December 31, 2021, we had total foreign net operating loss carry-forwards of $3.5 million (tax effected) primarily related to the Netherlands and United Kingdom expiring over various tax years.
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
We file tax returns in various jurisdictions. Pursuant to the TMA with FMC we have recorded amounts in uncertain tax positions at December 31, 2018 for tax positions that relate to our legacy business before IPO. In jurisdictions where we filed consolidated returns with FMC, and did not maintain the entity at IPO, our uncertain tax positions have been reduced as of December 31, 2021. We have recorded a $0.9 million indemnification asset from FMC regarding uncertain tax positions that are related to our legacy business before IPO and for which we are indemnified by FMC. Our significant foreign jurisdictions, which total 3, are open for examination and adjustment during varying periods from 2016 - 2020.
As of December 31, 2021, we had total unrecognized tax benefits of $2.9 million, of which $1.0 million would unfavorably impact the effective tax rate from operations if recognized. As of December 31, 2020, we had total unrecognized tax benefits of $2.7 million, of which $1.3 million would unfavorably impact the effective tax rate if recognized. As of December 31, 2019, we had total unrecognized tax benefits of $2.4 million, of which $0.2 million would unfavorably impact the effective tax rate if recognized. Interest and penalties related to unrecognized tax benefits are reported as a component of income tax expense. For the years ended December 31, 2021, 2020 and 2019, we recognized interest and penalties of $(0.1) million, $0.7 million, and $0.2 million, respectively, in the consolidated statement of operations. As of December 31, 2021 and 2020, we have accrued interest and penalties in the consolidated balance sheets of $0.6 million and $1.1 million, respectively.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to the potential for resolution of federal, state, or foreign examinations, and the expiration of various jurisdictional statutes of limitation, it is reasonably possible that our liability for unrecognized tax benefits will decrease within the next 12 months by a range of zero to $1.0 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in Millions)	2021	2020	2019
Balance at beginning of year	$2.7	$2.4	$2.6
Increases related to positions taken in the current year	—	0.7	0.9
Decreases related to positions taken in prior years	(1.6)	—	—
Increases related to positions taken in prior years	1.9	—	—
Decreases related to lapse of statutes of limitations	(0.1)	(0.4)	(1.1)
Balance at end of year	$2.9	$2.7	$2.4

Note 11: Debt
Long-term debt
Long-term debt consists of the following:

	Interest Rate Percentage			Maturity Date	December 31, 2021	December 31, 2020 (1)
(in Millions)	LIBOR borrowings	Base rate borrowings
Revolving Credit Facility (2)	2.35%	4.5%		2023	$—	$35.6
4.125% Convertible Senior Notes due 2025			4.125%	2025	245.8	245.8
Transaction costs - 2025 Notes					(5.4)	(6.8)
Total long-term debt (3)					$240.4	$274.6
______________________________
1.As adjusted for the adoption of ASU 2020-06 using the full retrospective method.
2.As of December 31, 2021 and December 31, 2020, there were $14.5 million and $14.4 million, respectively, in letters of credit outstanding under our Revolving Credit Facility and $385.5 million and $275.0 million available funds as of December 31, 2021 and December 31, 2020, respectively. Fund availability is subject to the Company meeting its debt covenants.
3.As of December 31, 2021 and December 31, 2020, the Company had no debt maturing within one year.
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

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of operations
(in Millions, except per share amounts)
Year ended December 31, 2021	As computed under ASC 470-20	As reported under ASU 2020-06	Effect of change
Interest expense/(income)	$7.3	$0.3	$(7.0)
Income from operations before income taxes	16.9	23.9	7.0
Income tax expense	21.7	23.3	1.6
Net (loss)/income	$(4.8)	$0.6	$5.4
Net (loss)/income per weighted average share - basic	$(0.03)	$—	$0.03
Net (loss)/income per weighted average share - diluted	$(0.03)	$—	$0.03

Year ended December 31, 2020	As originally reported	As adjusted	Effect of change
Interest expense/(income)	$3.7	$0.3	$(3.4)
(Loss)/income from operations before income taxes	(25.4)	(22.0)	3.4
Income tax (benefit)/expense	(6.5)	(5.7)	0.8
Net (loss)/income	$(18.9)	$(16.3)	$2.6
Net (loss)/income per weighted average share - basic and diluted	$(0.13)	$(0.11)	$0.02

Balance Sheet
(in Millions, except per share amounts)
December 31, 2021	As computed under ASC 470-20	As reported under ASU 2020-06	Effect of change
Deferred income taxes	$19.3	12.7	$(6.6)
Long-term debt	209.6	240.4	30.8
Total liabilities	$228.9	$253.1	$24.2
Common stock, $0.001 per share par value	0.1	0.1	—
Capital in excess of par value of common stock	810.3	778.1	(32.2)
Retained earnings	52.9	60.9	8.0
Accumulated other comprehensive loss	(42.9)	(42.9)	—
Treasury stock	(0.8)	(0.8)	—
Total equity	819.6	795.4	(24.2)
Total liabilities and equity	$1,048.5	$1,048.5	$—

December 31, 2020	As originally reported	As adjusted	Effect of change
Deferred income taxes	$13.9	$5.6	$(8.3)
Long-term debt	236.7	274.6	37.9
Total liabilities	$250.6	$280.2	$29.6
Common stock, $0.001 per share par value	0.1	0.1	—
Capital in excess of par value of common stock	553.1	520.9	(32.2)
Retained earnings	57.7	60.3	2.6
Accumulated other comprehensive loss	(44.4)	(44.4)	—
Treasury stock, common, at cost	(0.7)	(0.7)	—
Total equity	565.8	536.2	(29.6)
Total liabilities and equity	$816.4	$816.4	$—

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of cash flows
(in Millions)
Year ended December 31, 2021	As computed under ASC 470-20	As reported under ASU 2020-06	Effect of change
Net (loss)/income	$(4.8)	$0.6	$5.4
Adjustments to reconcile net (loss)/income to cash provided by operating activities:
Deferred income taxes	10.9	12.5	1.6
Deferred financing fee amortization	7.3	0.3	(7.0)
Net cash provided by operating activities	13.4	13.4	—
Net increase in cash and cash equivalents	101.4	101.4	—
Cash and cash equivalents, beginning of period	11.6	11.6	—
Cash and cash equivalents, end of period	$113.0	$113.0	$—

Year ended December 31, 2020	As originally reported	As adjusted	Effect of change
Net (loss)/income	$(18.9)	$(16.3)	$2.6
Adjustments to reconcile net (loss)/income to cash used in operating activities:
Deferred income taxes	(7.1)	(6.3)	0.8
Deferred financing fee amortization	4.1	0.7	(3.4)
Net cash used in operating activities	(21.9)	(21.9)	—
Net decrease in cash and cash equivalents	(5.2)	(5.2)	—
Cash and cash equivalents, beginning of period	16.8	16.8	—
Cash and cash equivalents, end of period	$11.6	$11.6	$—
4.125% Convertible Senior Notes due 2025
In the second and third quarters of 2020, the Company issued $245.8 million in aggregate principal amount of 4.125% Convertible Senior Notes due in July 2025 (the "2025 Notes"). Total net cash proceeds received were $238.2 million net of $7.6 million of third-party transaction costs, including initial purchasers' discounts and commissions. The Company used or will use the net proceeds received to finance or refinance eligible green projects designed to align with the provisions of the International Capital Market Association Green Bond Principles 2018, including repaying amounts outstanding under its Revolving Credit Facility.
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

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, if specific corporate events occur prior to the maturity date or if we deliver a notice of redemption, we will increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such an event or notice of redemption in certain circumstances.
In the first quarter of 2022, the holders of the 2025 Notes were notified that the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, December 31, 2021 was greater than or equal to 130% of the conversion price on each trading day, and as a result, the holders have the option to convert all or any portion of their 2025 Notes through March 31, 2022. The 2025 Notes are classified as long-term debt.
The Company recorded interest expense related to the amortization of transaction costs of $1.5 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively; $1.2 million and $0.5 million of which was capitalized for years ended December 31, 2021 and 2020, respectively. The Company recorded $10.2 million and $5.2 million of accrued interest expense related to the principal amount for the years ended December 31, 2021 and 2020, respectively.
Revolving Credit Facility
On September 28, 2018, we entered into a credit agreement among us, our subsidiary, Livent USA Corp., as borrowers (the “Borrowers”), certain of our wholly owned subsidiaries as guarantors (the "Guarantors"), the lenders party thereto (the “Lenders”), Citibank, N.A., as administrative agent (the "Agent"), and certain other financial institutions party thereto, as joint lead arrangers (the “Original Credit Agreement”, and as amended the "Credit Agreement"). The Credit Agreement provides for a $400 million senior secured revolving credit facility, $50 million of which is available for the issuance of letters of credit for the account of the Borrowers, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to $600 million (the “Revolving Credit Facility”). The issuance of letters of credit and the proceeds of revolving credit loans made pursuant to the Revolving Credit Facility are available, and will be used, for general corporate purposes, including capital expenditures and permitted acquisitions, of the Borrowers and their subsidiaries.
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
Fees incurred to secure the Revolving Credit Facility have been deferred and will be amortized over the term of the arrangement. The carrying value of our deferred financing costs was $1.5 million as of December 31, 2021.
Covenants
The Credit Agreement contains certain affirmative and negative covenants that are binding on the Borrowers and their subsidiaries, including, among others, restrictions (subject to exceptions and qualifications) on the ability of the Borrowers and their subsidiaries to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of their businesses, to enter into transactions with affiliates and to enter into certain burdensome agreements. Furthermore, the Borrowers are subject to financial covenants regarding leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our maximum allowable first lien leverage ratio is 3.5 as of December 31, 2021. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all requirements of the covenants at December 31, 2021.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12: Stock-based Compensation
Livent Corporation Incentive Compensation and Stock Plan
As of December 31, 2021, the total shares of Livent common stock authorized for issuance under the Livent Corporation Incentive Compensation and Stock Plan (the "Livent Plan") is 10,683,837 shares. The Livent Plan provides for the grant of a variety of cash and equity awards to officers, directors, employees and consultants, including stock options, restricted stock, restricted stock units (including performance units), stock appreciation rights, and management incentive awards. The Compensation and Organization Committee of the Livent Board of Directors (the “Livent Committee”) has the authority to amend the Livent Plan at any time, approve financial targets, award grants, establish performance objectives and conditions and the times and conditions for payment of awards.
Stock options granted under the Livent Plan may be incentive or non-qualified stock options. The exercise price for stock options may not be less than the fair market value of the stock at the date of grant. Awards granted under the Livent Plan vest or become exercisable or payable at the time designated by the Livent Committee. The options granted in 2021 will vest on the third anniversary of the date of grant, subject generally to continued employment, and cost is recognized over the vesting period. Incentive and non-qualified options granted under the Livent Plan expire not later than 10 years from the grant date.
Under the Livent Plan, awards of restricted stock units ("RSUs") vest over periods designated by the Livent Committee. The RSUs granted in 2021 to employees vest on the same schedule as the stock options granted in 2021. The RSUs granted to non-employee directors in 2021 vest at the Company's next annual meeting of stockholders following the grant date. Compensation cost is recognized over the vesting periods based on the market value of Livent common stock on the grant date of the award.
Stock Compensation
We recognized the following stock compensation expense for awards under the Livent Plan:

	Year Ended December 31,
(in Millions)	2021	2020	2019
Stock Option Expense, net of taxes of $0.3, $0.2 and $0.4	$1.6	$1.1	$1.7
Restricted Stock Expense, net of taxes of $0.6, $0.5 and $0.8	2.9	2.6	2.8
Total Stock Compensation Expense, net of taxes of $0.9, $0.7 and $1.2 (1)	$4.5	$3.7	$4.5
____________________
1.Gross stock compensation charges of $5.3 million was recorded to "Selling, general and administrative expenses" in our consolidated statement of operations for the year ended December 31, 2021. Gross stock compensation charges of $4.1 million, $0.2 million and $0.1 million were recorded to "Selling, general and administrative expenses", "Restructuring and other charges", and "Separation-related costs", respectively, in our consolidated statement of operations for the year ended December 31, 2020. Gross stock compensation charges of $4.3 million, $1.2 million and $0.2 million were recorded to "Selling, general and administrative expenses", "Restructuring and other charges", and "Separation-related costs", respectively, in our consolidated statement of operations for the year ended December 31, 2019.
Stock Options
The grant date fair values of the stock options granted in the year ended December 31, 2021, were estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The expected volatility assumption is based on the historical volatility of a group of twelve of our publicly traded peers that operate in the specialty chemical sector and five companies that have recently been spun off from larger publicly traded companies. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury securities with terms equal to the expected timing of stock option exercises as of the grant date. The dividend yield assumption reflects anticipated dividends on Livent's common stock. Livent stock options granted in 2021 cliff vest on the third anniversary following the grant date and expire ten years from the date of grant.
The following table contains Black Scholes valuation assumptions for stock option granted for the years ended December 31, 2021, 2020 and 2019:

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2021	2020	2019
Expected dividend yield	—%	—%	—%
Expected volatility	27.0%	20.2% - 20.7%	20.1% - 21.0%
Expected life (in years)	6.5	6.5	6.5
Risk-free interest rate	0.81%	1.20% - 1.73%	1.86% - 2.55%
The weighted-average grant date fair value of options granted during the years ended December 31, 2021, 2020 and 2019 was $5.86 per share, $2.29 and $3.26 per share, respectively.
The following table shows stock option activity, for the year ended December 31, 2021:

	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in Millions)
Outstanding as of December 31, 2020	1,725,494	6.2 years	$12.45	$11.0
Granted	542,760		$20.35
Exercised	(109,578)		$13.56	$1.2
Forfeited	(24,245)		$15.09
Outstanding as of December 31, 2021	2,134,431	6.4 years	$14.37	$21.4
Exercisable as of December 31, 2021	930,390	4.6 years	$11.64	$11.9
As of December 31, 2021 and December, 31, 2020, we had total remaining unrecognized compensation cost related to unvested stock options of $3.0 million and $1.7 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.9 years. The aggregate intrinsic value of stock options exercised for the year ended December 31, 2020 was $0.4 million. No stock options were exercised during the year ended December 31, 2019.
Restricted Stock Unit Awards
The grant date fair value of RSUs under the Livent Plan is based on the market price per share of Livent's common stock on the date of grant, and the related compensation cost is amortized to expense on a straight-line basis over the vesting period during which the employees perform related services, which for the RSUs granted in 2021 is cliff vesting on the third anniversary following the grant date.
The following table shows RSU activity for the year ended December 31, 2021:

	Restricted Stock Units
	Number of awards	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in Millions)
Nonvested as of December 31, 2020	687,006	$11.50	$12.9
Granted	274,408	$20.12
Vested	(233,130)	$13.70
Forfeited	(11,846)	$14.78
Nonvested as of December 31, 2021	716,438	$14.03	$17.5
The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2021, 2020 and 2019 was $20.12 per share, $7.31 per share and $11.50 per share, respectively. The intrinsic value of RSUs vested during the years ended December 31, 2021, 2020, and 2019 was $5.0 million, $1.6 million, and $0.7 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2021, 2020 and 2019 was $3.2 million, $1.7 million, and $1.3 million, respectively.
As of December 31, 2021, there was total remaining unrecognized compensation cost related to unvested RSUs of $4.5 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.8 years.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13: Equity
For the period from December 31, 2018 to December 31, 2021, the Company had 2 billion shares of common stock authorized. The following table reflects the changes in Livent's common shares issued and outstanding for each period presented:

	Issued	Treasury	Outstanding
Balance as of December 31, 2019	146,085,696	(104,012)	145,981,684
RSU awards	256,161	—	256,161
Stock option awards	119,392	—	119,392
Net sales of treasury stock - deferred compensation plan	—	4,744	4,744
Balance as of December 31, 2020	146,461,249	(99,268)	146,361,981
RSU awards	270,775	—	270,775
Stock option awards	109,578	—	109,578
Net purchases of treasury stock - deferred compensation plan	—	(2,350)	(2,350)
Issuance of common stock	14,950,000	—	14,950,000
Balance as of December 31, 2021	161,791,602	(101,618)	161,689,984

On June 15, 2021, the Company closed on the issuance of 14,950,000 shares of its common stock, par value $0.001 per share, at a public offering price of $17.50 per share, in an underwritten public offering (the "Offering"), including 1,950,000 shares purchased under a 30-day underwriters' option exercised in full by the underwriters on June 11, 2021. Total net proceeds from the Offering, including from the exercise of the underwriters’ option, were $252.2 million, after deducting the underwriters’ fees and offering expenses payable by the Company of $9.4 million. The total net proceeds were recorded to paid-in capital in the consolidated balance sheet.
Accumulated other comprehensive loss
Summarized below is the roll forward of accumulated other comprehensive loss, net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Total
Accumulated other comprehensive loss, net of tax as of December 31, 2019	$(48.3)	$—	$(48.3)
Other comprehensive income before reclassifications	3.9	—	3.9
Accumulated other comprehensive loss, net of tax as of December 31, 2020	$(44.4)	$—	$(44.4)
Other comprehensive income before reclassifications	1.3	0.3	1.6
Amounts reclassified from accumulated other comprehensive loss	—	(0.1)	(0.1)
Accumulated other comprehensive loss, net of tax as of December 31, 2021	$(43.1)	$0.2	$(42.9)
______________
1.See Note 15 for more information.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications of accumulated other comprehensive loss

The table below provides details about the reclassifications from accumulated other comprehensive loss and the affected line items in the consolidated statement of operations for each of the periods presented.

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss (1)		Affected Line Item in the Consolidated Statements of Income
(in Millions)	Year ended December 31, 2021	Year ended December 31, 2019
Derivative instruments
Foreign currency contracts	$(0.1)	$1.3	Costs of sales
Total before tax	(0.1)	1.3
	—	(0.1)	Provision for income taxes
Amount included in net income	$(0.1)	$1.2
Total reclassifications for the period	$(0.1)	$1.2	Amount included in net income
____________________
1.Amounts in parentheses indicate charges to the consolidated statement of operations. No amounts were reclassified for the year ended December 31, 2020. Provision for income taxes was less than $0.1 million for the year ended December 31, 2021.

Dividends
For the years ended December 31, 2021, 2020 and 2019, we paid no dividends. We do not expect to pay any dividends in the foreseeable future.

Note 14: Earnings/(Loss) Per Share
Earnings/(loss) per common share ("EPS") is computed by dividing net (loss)/income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock units and 2025 Notes. Diluted earnings/(loss) per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. We use the if-converted method when calculating the potential dilutive effect of our 2025 Notes.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings/(loss) applicable to common stock and common stock shares used in the calculation of basic and diluted (loss)/earnings per share are as follows:

(in Millions, Except Per Share Data)	Year Ended December 31,
	2021	2020 (1)	2019
Numerator:
Net income/(loss)	$0.6	$(16.3)	$50.2
Adjustment for interest on 2025 Notes, net of tax (2)	0.2	—	—
Net income/(loss) after assumed conversion of 2025 Notes	$0.8	$(16.3)	$50.2

Denominator:
Weighted average common shares outstanding - basic	154.7	146.2	146.0
Dilutive share equivalents from share-based plans	1.5	—	0.4
Dilutive share equivalents from 2025 Notes	28.1	—	—
Weighted average common shares outstanding - diluted	184.3	146.2	146.4

Basic earnings/(loss) per common share:
Net income/(loss) per weighted average share - basic	$—	$(0.11)	$0.34
Diluted earnings/(loss) per common share:
Net income/(loss) per weighted average share - diluted	$—	$(0.11)	$0.34
_______________________________
1.As adjusted for the adoption of ASU 2020-06 using the full retrospective method.
2.For the years ended December 31, 2021 and 2020, $11.4 million and $5.7 million of interest for the 2025 Notes was capitalized, respectively.
The following table presents weighted average share equivalents associated with share-based plans and the 2025 Notes that were excluded from the diluted shares outstanding calculation because the result would have been antidilutive. The 2025 Notes are further discussed in Note 11.

(in Millions)	Year Ended December 31,
	2021	2020	2019
Share equivalents from share-based plans	—	0.7	—
Share equivalents from 2025 Notes	—	14.6	—
Total antidilutive weighted average share equivalents	—	15.3	—
Anti-dilutive stock options
For the year ended December 31, 2021, none of the outstanding options to purchase shares of our common stock were anti-dilutive. For the years ended December 31, 2020 and 2019, options to purchase 1,684,731 shares of our common stock at an average exercise price of $13.13 per share and 1,127,253 shares of our common stock at an average exercise price of $14.43 per share, respectively, were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock for the full year.

Note 15: Financial Instruments, Risk Management and Fair Value Measurements
Our financial instruments include cash and cash equivalents, trade receivables, other current assets, investments held in trust fund, trade payables, derivatives and amounts included in accruals meeting the definition of financial instruments. Investments in the Livent NQSP deferred compensation plan trust fund are considered Level 1 investments based on readily available quoted prices in active markets for identical assets. The carrying value of cash and cash equivalents, trade receivables, other current assets, and accounts payable approximates their fair value and are considered Level 1 investments. Our other financial instruments include the following:

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The estimated fair value and the carrying amount of debt was $796.0 million and $240.4 million, respectively, as of December 31, 2021. Our 2025 Notes are classified as Level 2 in the fair value hierarchy.
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

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Derivative Instruments and Hedging Activities
Cash Flow Hedges
We recognize all derivatives on the balance sheet at fair value. On the date we enter into the derivative instrument, we designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in Accumulated Other Comprehensive Loss ("AOCL") changes in the fair value of derivatives that are designated as and meet all the required criteria for, a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In contrast we immediately record in earnings changes in the fair value of derivatives that are not designated as cash flow hedges. As of December 31, 2021, we had open foreign currency forward contracts in AOCL in a net after-tax gain position of $0.2 million designated as cash flow hedges of underlying forecasted sales and purchases. As of December 31, 2021 we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $18.1 million.
Less than $0.2 million of net after-tax gain, representing open foreign currency exchange contracts, will be realized in earnings during the twelve months ending December 31, 2022 if spot rates in the future are consistent with market rates as of December 31, 2021. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the consolidated statements of operations.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $102.8 million as of December 31, 2021.
Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments. The Company had no open derivative cash flow hedge contracts as of December 31, 2020.

December 31, 2021
Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges
Derivatives
Foreign exchange contracts	$0.2
Total derivative assets	0.2
Net derivative assets	$0.2
______________________
1.Balance is included in “Prepaid and other current assets” in the consolidated balance sheets.
The following tables summarize the gains or losses related to our cash flow hedges and derivatives not designated as cash flow hedging instruments. The Company had no open derivative cash flow hedge contracts as of December 31, 2020 and 2019.

Derivatives in Cash Flow Hedging Relationships

(in Millions)	Total Foreign Exchange Contracts
Accumulated other comprehensive loss, net of tax at December 31, 2020	$—
Unrealized hedging gains, net of tax	$0.3
Reclassification of deferred hedging gains, net of tax (1)	(0.1)
Total derivative instrument impact on comprehensive loss, net of tax	0.2
Accumulated other comprehensive loss, net of tax at December 31, 2021	$0.2
____________________
1.Amounts are included in “Cost of sales” on the consolidated statement of operations.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Not Designated as Cash Flow Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (1)
		Year Ended December 31,
(in Millions)		2021	2020	2019
Foreign Exchange contracts	Cost of sales (2)	$(2.4)	$(1.7)	$(1.2)
Total		$(2.4)	$(1.7)	$(1.2)
____________________
1.Amounts in the columns represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.
2.A loss of $0.4 million, loss of $0.1 million, and gain of $0.1 million related to intercompany loan hedges is included in Restructuring and other charges in the consolidated statement of operations for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Recurring Fair Value Measurements
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in our consolidated balance sheets as of December 31, 2021 and 2020.

(in Millions)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$3.4	$3.4	$—	$—
Total Assets	$3.4	$3.4	$—	$—

Liabilities
Deferred compensation plan obligation (2)	$5.9	$5.9	$—	$—
Total Liabilities	$5.9	$5.9	$—	$—

(in Millions)	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan(1)	$2.6	$2.6	$—	$—
Total Assets	$2.6	$2.6	$—	$—

Liabilities
Deferred compensation plan obligation (2)	$4.5	$4.5	$—	$—
Total Liabilities	$4.5	$4.5	$—	$—
____________________

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.Balance is included in “Other assets” in the consolidated balance sheets. Livent NQSP investments in Livent common stock are recorded as "Treasury stock" in the consolidated balance sheets and carried at historical cost. A mark-to-market loss of $0.6 million and $1.0 million related to the Livent common stock was recorded in "Selling, general and administrative expense" in the consolidated statements of operations for the years ended December 31, 2021 and December 31, 2020, respectively, with a corresponding offset to the deferred compensation plan obligation in the consolidated balance sheets.
2.Balance is included in “Other long-term liabilities” in the consolidated balance sheets.
3.See the Fair Value of Derivative Instruments table within this Note for classifications on our consolidated balance sheets.

Note 16: Commitments and Contingencies
Commitments
Leases
All of our leases are operating leases as of December 31, 2021. We have operating leases for corporate offices, manufacturing facilities, and land. Our leases have remaining lease terms of 2 years to 15 years. Disclosures about our leases under ASC 842 are summarized in the table below.

	Year ended December 31,
(in Millions)	2021	2020	2019
Lease Cost
Operating lease cost (1)	$1.2	$2.2	$2.2
Short-term lease cost (2)	0.9	0.5	—
Variable lease cost (1)	0.1	0.2	0.2
Sublease income	—	—	(0.3)
Total lease cost (1)	$2.2	$2.9	$2.1
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$1.8	$2.1	$1.6
____________________________
1.Lease expense is classified as "Selling, general and administrative expenses" in our consolidated statements of operations.
2.The year ended December 31, 2021 includes $0.6 million for our corporate headquarters office space sublease with FMC, which terminated in the first quarter of 2021.

As of December 31, 2021, our operating leases had a weighted average remaining lease term of 8.3 years and a weighted average discount rate of 4.9%.
The table below presents a maturity analysis of our operating lease liabilities for each of the next five years and a total of the amounts for the remaining years.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in Millions)	Undiscounted cash flows
2022	$1.4
2023	1.2
2024	1.1
2025	1.1
2026	0.2
Thereafter	2.9
Total future minimum lease payments	7.9
Less: Imputed interest	(1.4)
Total	$6.5
In the first quarter of 2021, we notified FMC of the termination of, effective July 31, 2021, our existing sublease with FMC for approximately twenty-five thousand square feet of office space used for our corporate headquarters in Philadelphia, Pennsylvania and removed the related right-of-use ("ROU") asset and lease liability of approximately $10.9 million from our consolidated balance sheets. On April 13, 2021 we executed a new five-year sublease agreement with a different counterparty for approximately thirteen thousand square feet of office space for our new corporate headquarters in Philadelphia, Pennsylvania and recorded a $2.1 million ROU asset and lease liability in the second quarter of 2021 related thereto.
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

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 29, 2020, we filed the Application with the CCAA Court to obtain remittance of U.S. $20 million held in escrow by a third party for the benefit of Livent (the “Escrow Funds”), composed of: (i) U.S. $10 million corresponding to the reimbursement of a payment made by Livent under the Agreement and (ii) U.S. $10 million corresponding to a termination penalty under the Agreement.

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

Livent has entered into an agreement with The Pallinghurst Group relating to Québec Lithium Partners (a joint venture owned equally by The Pallinghurst Group and Livent) and the conduct of certain business operations previously conducted solely by Nemaska Lithium Inc. for the development a fully integrated lithium chemical asset located in Québec, Canada that is not yet in commercial production (the "Nemaska Project"). Livent indirectly owns a 25% equity interest in the Nemaska Project through its investment in Québec Lithium Partners.

Argentine Customs Authority
On July 31, 2020, we received notice from the Argentine Customs Authority that it was conducting an audit of Minera del Altiplano SA, our subsidiary in Argentina (“MdA”). The audit relates to the export of Lithium Carbonate from Argentina for the period January 10, 2015 through December 31, 2017. Although this relates to a period of time when MdA was a subsidiary of FMC, the Company agreed to bear any possible liability for this matter under the terms of the Tax Matters Agreement that it entered into with FMC at the Separation Date. A range of reasonably possible liabilities, if any, cannot be currently estimated by the Company.

Note 17: Supplemental Information

The following tables present details of prepaid and other current assets, other assets, accrued and other liabilities and other long-term liabilities as presented on the consolidated balance sheets:

(in Millions)	December 31,
	2021	2020
Prepaid and other current assets
Tax related items	$17.7	$15.7
Argentina government receivable (1)	13.3	10.8
Prepaid expenses	12.2	8.2
Other receivables	2.3	8.6
Derivative assets (Note 15)	0.2	—
Bank Acceptance Drafts (2)	—	0.2
Other current assets (3)	9.6	12.8
Total	$55.3	$56.3

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in Millions)	December 31,
	2021	2020
Other assets
Argentina government receivable (1)	$55.8	$55.8
Advance to contract manufacturers (4)	16.0	16.3
Long-term raw materials inventory	4.9	—
Capitalized software, net	1.5	1.8
Tax related items	1.3	2.7
Other long-term assets	11.4	11.8
Total	$90.9	$88.4
____________________
1.We have various subsidiaries that conduct business within Argentina. At December 31, 2021 and 2020, $38.4 million and $39.5 million of outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables, were denominated in U.S. dollars. As with all outstanding receivable balances we continually review recoverability by analyzing historical experience, current collection trends and regional business and political factors among other factors.
2.Bank Acceptance Drafts are a common Chinese finance note used to settle trade transactions. Livent accepts these notes from Chinese customers based on criteria intended to ensure collectability and limit working capital usage.
3.December 31, 2020 balance includes a $5.4 million receivable for insurance reimbursement related to the IPO litigation settlement which was netted with the IPO litigation settlement accrual in "Restructuring and other" in the consolidated statement of operations (see Note 8 and Note 16 for details).
4.We record deferred charges related to certain contract manufacturing agreements which we amortize over the term of the underlying contract.

(in Millions)	December 31,
	2021	2020
Accrued and other current liabilities
Accrued payroll	$17.1	$12.5
Accrued investment in unconsolidated affiliate	6.2	—
Restructuring reserves	3.2	3.2
Retirement liability - 401K	2.5	2.6
Environmental reserves, current	0.5	0.6
Severance	—	2.5
Other accrued and other current liabilities (1)	32.3	15.3
Total	$61.8	$36.7

(in Millions)	December 31,
	2021	2020
Other long-term liabilities
Deferred compensation plan obligation	$5.9	$4.5
Contingencies related to uncertain tax positions (2)	2.3	3.4
Self insurance reserves	1.5	1.5
Asset retirement obligations	0.3	0.3
Accrued investment in unconsolidated affiliate	—	6.2
Other long-term liabilities	1.7	1.3
Total	$11.7	$17.2

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

____________________
1.December 31, 2020 includes a $7.4 million settlement accrual related to IPO litigation. See Note 16 for details about IPO litigation settlement. 2021 and 2020 amounts include accrued capital expenditures related to our expansion projects.
2.As of December 31, 2021, we have recorded a liability for uncertain tax positions of $1.9 million and a $0.4 million indemnification liability to FMC for assets where the offsetting uncertain tax position is with FMC.

Note 18: Quarterly Financial Information (Unaudited)
On January 1, 2021, the Company elected to early adopt new accounting guidance ASU 2020-06 which simplifies the accounting for convertible debt instruments. The Company elected the full retrospective method of adoption; that is, the accounting change was recognized as an adjustment to the balance of retained earnings, additional paid-in capital, long-term debt and deferred income taxes in our consolidated balance sheet as of December 31, 2020, the year in which the 2025 Notes were issued. Our 2025 Notes are now reported as a single liability instrument net of transaction costs with an interest rate closer to the coupon interest rate. The amounts below in the comparative quarterly financial information of the prior year have been adjusted to apply the new method retrospectively. See Note 11 for more information.

(in Millions, Except Per Share Data)	2021				2020
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Revenue	$91.7	$102.2	$103.6	$122.9	$68.5	$64.9	$72.6	$82.2
Gross margin	$13.3	$20.4	$18.3	$36.4	$14.6	$10.2	$2.8	$9.2
Income/(loss) from operations before loss on debt extinguishment, equity in net loss of unconsolidated affiliates, and interest expense, net	$1.7	$5.4	$3.8	$18.8	$(2.1)	$(1.9)	$(13.2)	$(3.9)
Interest expense, net	$0.3	$—	$—	$—	$—	$—	$0.3	$—
Income tax expense/(benefit)	$0.9	$(2.5)	$15.4	$9.5	$(0.3)	$(2.0)	$(3.1)	$(0.3)
Net (loss)/income	$(0.8)	$6.5	$(12.6)	$7.5	$(1.9)	$(0.2)	$(10.5)	$(3.7)
Net loss/(income) per weighted average share - basic (1)	$(0.01)	$0.04	$(0.08)	$0.05	$(0.01)	$—	$(0.07)	$(0.03)
Net loss/(income) per weighted average share - diluted (1)	$(0.01)	$0.03	$(0.08)	$0.04	$(0.01)	$—	$(0.07)	$(0.03)
Weighted average common shares outstanding:
Basic	146.5	148.7	161.6	161.7	146.1	146.2	146.3	146.3
Diluted	146.5	178.0	161.6	191.6	146.1	146.2	146.3	146.3
 ____________________
1.The sum of quarterly earnings per common share may differ from the full-year amount.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Livent Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Livent Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income/(loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 and 3 to the consolidated financial statements, the Company has changed its method of accounting for convertible debt instruments as of January 1, 2021 due to the adoption of Accounting Standards Update (ASU) 2020-06, Det - Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Topic 815).
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of uncertain tax positions
As discussed in Note 10 to the consolidated financial statements, the Company has recorded unrecognized tax benefits of $2.9 million as of December 31, 2021. This balance primarily relates to tax positions from periods prior to the Company’s initial public offering in 2018 and for which the Company is indemnified for by its former parent, FMC Corporation.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included certain controls related to the interpretation of tax law and related to intercompany pricing policies. We also tested certain controls related to the application of tax law and intercompany pricing policies in the liability estimation process. Since tax laws, as well as intercompany pricing, are complex and often subject to interpretations, we involved tax and transfer pricing professionals with specialized skills and knowledge, who assisted in:
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
In addition, we evaluated the Company’s ability to accurately estimate its unrecognized tax benefits by comparing unrecognized tax benefits to actual results upon conclusion of tax examinations or expiration of the statute of limitations.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Philadelphia, Pennsylvania
February 28, 2022

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. We based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (COSO 2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. We reviewed the results of our assessment with the Audit Committee of our Board of Directors.
Based on this assessment, we determined that, as of December 31, 2021, Livent has effective internal control over financial reporting.
KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2021, which appears on the following page.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Livent Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Livent Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income/(loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Annual Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 28, 2022

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
(d) Change in Internal Controls over Financial Reporting. There have been no changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2021 that materially affected or are reasonably likely to materially affect our internal control over financing reporting.

ITEM 9B.    OTHER INFORMATION
Not applicable.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing under the caption “III. Board of Directors” in our Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders scheduled to be held on April 26, 2022 (the “Proxy Statement”), information concerning executive officers, appearing under the caption “Item 4A. Executive Officers of the Registrant” in Part I of this Form 10-K, information concerning the Audit Committee, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance - Committees and Independence of Directors - Audit Committee” in the Proxy Statement, and information concerning the Code of Ethics, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance - Corporate Governance - Code of Ethics and Business Conduct Policy” in the Proxy Statement, and is incorporated herein by reference in response to this Item 10.

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
Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities of Livent are authorized for issuance as of December 31, 2021. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and restricted stock units (A) (1)	Weighted-average exercise price of outstanding options awards (B) (2)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C) (3)
Equity Compensation Plans approved by stockholders	4,360,918	$14.37	6,322,919

(1)Includes 2,490,593 stock options and 667,919 Restricted Stock Units granted to Livent employees, 283,784 Restricted Stock Units held by Livent non-employee directors and 918,622 Restricted Stock Units held by FMC personnel but subject to settlement in Livent common stock as a result of the bifurcation of certain FMC equity awards in connection with the Distribution.
(2)Taking into account all outstanding awards included in this table, the weighted-average exercise price of such stock options is $14.37 and the weighted-average term-to-expiration is 6.4 years.
(3)The Livent Plan contains an “evergreen” provision, pursuant to which the number of shares of Livent common stock available for issuance under the Livent Plan will be increased by an amount equal to the lesser of (a) 3% of the number of issued and outstanding shares of common stock as of January 1 of each year or (b) such other number of shares of common stock as determined by the Board of Directors in its discretion. The Board of Directors determined not to authorize any increase in the shares available for issuance under the Livent Plan pursuant to the "evergreen" provision as of January 1, 2022.

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
Auditor Information
Auditor Name: KPMG LLP
Auditor Location: Philadelphia, PA (U.S. firm)
Auditor Firm ID: PCAOB ID 185

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed with this Report
    1. Consolidated financial statements of Livent Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K.
The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.
2. Exhibits: See attached Index of Exhibits
(b)Exhibits

Exhibit No.	Exhibit Description
*3.1	Certificate of Incorporation of Livent Corporation (Exhibit 3.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1/A filed on October 1, 2018 (the "2018 Form S-1/A"))
*3.2	By-Laws of Livent Corporation (Exhibit 3.2 to the 2018 Form S-1/A)
*4.1	Form of Common Stock Certificate (Exhibit 4.1 to the 2018 Form S-1/A)
*4.2	Description of Common Stock (Exhibit 4.2 to the Registrant's Annual Report on Form 10-K filed on February 26, 2021 (the "2020 Form 10-K"))
*4.3	Indenture, dated as of June 25, 2020, between Livent Corporation and U.S. Bank National Association. (Exhibit 4.1 to Current Report on Form 8-K filed on June 25, 2020)
*4.4.	Form of 4.125% Convertible Senior Notes due 2025 (Exhibit 4.2 to Current Report on Form 8-K filed on June 25, 2020)
*10.1	Tax Matters Agreement, dated as of October 15, 2018, by and between Livent Corporation and FMC Corporation (Exhibit 10.4 to the October 15, 2018 Form 8-K)
*10.2
Agreement dated as of February 21, 1991, as amended among the Province of Catamarca, Argentina, FMC Corporation and Minera del Altiplano S.A. (Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 filed on August 27, 2018)

*10.3
Credit Agreement, dated as of September 28, 2018, among Livent Corporation, Livent USA Corp., the guarantor subsidiaries described therein, Citibank, N.A., as administrative agent, and the lenders and issuing banks listed therein (Exhibit 10.10 to the 2018 Form S-1/A)

†*10.4	Livent Corporation Incentive Compensation and Stock Plan, as of October 10, 2018 (Exhibit 99 to the Registrant's Registration Statement on Form S-8 filed on October 11, 2018)
†*10.5	Form of IPO RSU Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan (Exhibit 10.11 to the 2018 Form S-1/A)
†*10.6	Form of IPO Option Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan (Exhibit 10.12 to the 2018 Form S-1/A)
†*10.7	Form of Employee RSU Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan (Exhibit 10.13 to the 2020 Form 10-K)
†10.8	Form of Employee Option Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan
†*10.9	Form of Non-Employee Director RSU Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan (Annual Equity Grant) (Exhibit 10.13 to the 2018 Form S-1/A)

Exhibit No.	Exhibit Description
†*10.10	Form of Non-Employee Director RSU Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan (Retainer Grant) (Exhibit 10.14 to the 2018 Form S-1/A)
†*10.11	Livent Corporation Compensation Policy for Non-Employee Directors, as of December 11, 2018 (Exhibit 10.17 to the 2018 Form 10-K)
†*10.12	Livent Corporation Executive Severance Guidelines for Corporate Officers, as of October 10, 2018 (Exhibit 10.18 to the 2018 Form 10-K)
†*10.13	Livent Corporation Executive Severance Plan, dated as of February 22, 2021, with Form of Agreement (Exhibit 10.19 to the 2020 Form 10-K)
†*10.14
Executive Severance Agreement, dated as of February 23, 2021, by and between Livent Corporation and Paul Graves (Exhibit 10.20 to the 2020 Form 10-K). Pursuant to Instruction 2 to Item 601 of Regulation S-K, an Executive Severance Agreement that is substantially identical in all material respects, except as to the parties thereto, between Livent Corporation and Gilberto Antoniazzi was not filed.

†*10.15	Livent Non-qualified Savings Plan Adoption Agreement, as of January 1, 2019 (Exhibit 10.21 to the 2018 Form 10-K)
†*10.16	Livent Non-qualified Savings Plan, as of January 1, 2019 (Exhibit 10.22 to the 2018 Form 10-K)
†*10.17	Executive Severance Agreement, dated as of February 24, 2021, by and between Livent Corporation and Sara Ponessa (Exhibit 10.23 to the 2020 Form 10-K)
*10.18
First Amendment to the Credit Agreement, dated May 6, 2020, by and among Livent Corporation, Livent USA Corp., the guarantor subsidiaries described therein, Citibank, N.A., as administrative agent, and the lenders and issuing banks listed therein (Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020)

*10.19
Second Amendment to the Credit Agreement, dated August 3, 2020, by and among Livent Corporation, Livent USA Corp., the guarantor subsidiaries described therein, Citibank, N.A., as administrative agent, and the lenders and issuing banks listed therein (Exhibit 10.2 to the Registrants Quarterly Report on Form 10-Q for the three months ended June 30, 2020)

*10.20	First Amendment to Trademark License Agreement, dated as of May 11, 2020, by and among FMC Corporation and Livent Corporation (Exhibit 10.26 to the 2020 Form 10-K)
10.21
Third Amendment to the Credit Agreement, dated November 5, 2021, by and among Livent Corporation, Livent USA Corp., the guarantor subsidiaries described therein, Citibank, N.A., as administrative agent, and the lenders and issuing banks listed therein

10.22
Fourth Amendment to the Credit Agreement, dated December 28, 2021, by and among Livent Corporation, Livent USA Corp., the guarantor subsidiaries described therein, Citibank, N.A., as administrative agent, and the lenders and issuing banks listed therein

21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
23.2	Consent of Bloomberg NEF
23.3	Consent of Wood Mackenzie
23.4	Consent of EV-Volumes
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code
101	Interactive Data File
104	Cover Page Interactive Data File
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
Date: February 28, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/S/ PAUL W. GRAVES Paul W. Graves	President, Chief Executive Officer and Director	February 28, 2022
/S/ GILBERTO ANTONIAZZI Gilberto Antoniazzi	Vice President and Chief Financial Officer	February 28, 2022
/S/ RONALD STARK Ronald Stark	Chief Accounting Officer	February 28, 2022
/S/ PIERRE R. BRONDEAU Pierre R. Brondeau	Chairman and Director	February 28, 2022
/S/ ROBERT C. PALLASH Robert C. Pallash	Director	February 28, 2022
/S/ G. PETER D'ALOIA G. Peter D’Aloia	Director	February 28, 2022
/S/ MICHAEL F. BARRY Michael F. Barry	Director	February 28, 2022
/S/ STEVEN T. MERKT Steven T. Merkt	Director	February 28, 2022
/S/ ANDREA E. UTECHT Andrea E. Utecht	Director	February 28, 2022
/S/ CHRISTINA LAMPE-ÖNNERUD Christina Lampe-Önnerud	Director	February 28, 2022
/S/ PABLO MARCET Pablo Marcet	Director	February 28, 2022