Form 10-Q
period 2022-03-31
Livent Corp.
filed 2022-05-05
CIK 1742924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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

☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).    YES  ☐    NO  ☒
As of March 31, 2022, there were 161,745,365 shares of Common Stock, $0.001 par value per share, outstanding.

LIVENT CORPORATION

Glossary of Terms
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2025 Notes	$245.75 million principal amount 4.125% Convertible Senior Notes due 2025
ASU	Accounting Standards Update, under U.S. GAAP
Credit Agreement	The Original Credit Agreement, as amended
EAETR	Estimated annual effective tax rate
ESG	Environmental, social and governance
EV	Electric vehicle
FASB	Financial Accounting Standards Board
FMC	FMC Corporation
Livent NQSP	Livent Non-Qualified Savings Plan
Nemaska	Nemaska Lithium Shawinigan Transformation Inc., a subsidiary of Nemaska Lithium Inc., a Canadian lithium company based in Québec, Canada
Nemaska Project	The ownership and operation of the business previously conducted by Nemaska, by a consortium in which Livent indirectly owns a 25% equity interest through its investment in QLP.
Nemaska Transaction	The transaction through which a consortium has purchased and operates the business previously conducted by Nemaska Lithium Inc.
Offering
On June 15, 2021, the Company closed on the issuance of 14,950,000 shares of its common stock, par value $0.001 per share, at a public offering price of $17.50 per share, in an underwritten public offering. Total net proceeds from the offering were $252.2 million.

OEM	Original equipment manufacturer
Original Credit Agreement	On September 18, 2018 Livent Corporation entered into the credit agreement, which provides for a $400 million senior secured revolving credit facility
PRSU	Performance-based restricted stock unit
QLP	Québec Lithium Partners, a joint venture owned equally by The Pallinghurst Group and Livent. QLP owns a 50% equity interest in the Nemaska Project.
Revolving Credit Facility	Livent's $400 million senior secured revolving credit facility
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
Separation	On October 15, 2018, Livent completed its initial public offering and sold 20 million shares of Livent common stock to the public at a price of $17.00 per share
TSR	Total Shareholder Return
U.S. GAAP	United States Generally Accepted Accounting Principles
VAT	Value-added tax

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2022	2021
(in Millions, Except Per Share Data)	(unaudited)
Revenue	$143.5	$91.7
Cost of sales	83.6	78.4
Gross margin	59.9	13.3
Selling, general and administrative expenses	11.8	10.7
Research and development expenses	0.9	0.7
Restructuring and other charges	1.0	0.3
Separation-related costs/(income)	0.1	(0.1)
Total costs and expenses	97.4	90.0
Income from operations before equity in net loss of unconsolidated affiliate, interest expense, net and other gain	46.1	1.7
Equity in net loss of unconsolidated affiliate	2.2	1.3
Interest expense, net	—	0.3
Other gain	(14.0)	—
Income from operations before income taxes	57.9	0.1
Income tax expense	4.7	0.9
Net income/(loss)	$53.2	$(0.8)
Net income/(loss) per weighted average share - basic	$0.33	$(0.01)
Net income/(loss) per weighted average share - diluted	$0.28	$(0.01)
Weighted average common shares outstanding - basic	161.7	146.5
Weighted average common shares outstanding - diluted	191.4	146.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended March 31,
	2022	2021
(in Millions)	(unaudited)
Net income/(loss)	$53.2	$(0.8)
Other comprehensive loss, net of tax:
Foreign currency adjustments:
Foreign currency translation loss arising during the period	(1.0)	(0.3)
Total foreign currency translation adjustments	(1.0)	(0.3)
Derivative instruments:
Unrealized hedging gains, net of tax of $0.1	0.1	—
Total derivative instruments, net of tax of $0.1	0.1	—
Other comprehensive loss, net of tax	(0.9)	(0.3)
Comprehensive income/(loss)	$52.3	$(1.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$68.5	$113.0
Trade receivables, net of allowance of approximately $0.3 in 2022 and $0.3 in 2021	105.5	96.4
Inventories, net	150.5	134.6
Prepaid and other current assets	40.0	55.3
Total current assets	364.5	399.3
Investments	33.4	27.2
Property, plant and equipment, net of accumulated depreciation of $246.2 in 2022 and $243.0 in 2021	737.8	677.9
Deferred income taxes	—	0.9
Right of use assets - operating leases, net	6.0	6.3
Other assets	100.9	90.9
Total assets	$1,242.6	$1,202.5
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, trade and other	$62.2	$65.4
Accrued and other liabilities	54.2	61.8
Operating lease liabilities - current	1.1	1.1
Income taxes	2.8	3.0
Total current liabilities	120.3	131.3
Long-term debt	240.8	240.4
Operating lease liabilities - long-term	5.0	5.4
Environmental liabilities	5.7	5.6
Deferred income taxes	7.7	12.7
Other long-term liabilities	14.1	11.7
Commitments and contingent liabilities (Note 13)	—	—
Total current and long-term liabilities	393.6	407.1
Equity
Common stock; $0.001 par value; 2 billion shares authorized; 161,848,607 and 161,791,602 shares issued; 161,745,365 and 161,689,984 outstanding as of March 31, 2022 and December 31, 2021, respectively	0.1	0.1
Capital in excess of par value of common stock	779.4	778.1
Retained earnings	114.1	60.9
Accumulated other comprehensive loss	(43.8)	(42.9)
Treasury stock, at cost; 103,242 and 101,618 shares as of March 31, 2022 and December 31, 2021, respectively	(0.8)	(0.8)
Total equity	849.0	795.4
Total liabilities and equity	$1,242.6	$1,202.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021
(in Millions)	(unaudited)
Cash provided by operating activities:
Net income/(loss)	$53.2	$(0.8)
Adjustments to reconcile net income/(loss) to cash provided by operating activities:
Depreciation and amortization	6.4	6.2
Restructuring and other charges	0.8	0.1
Deferred income taxes	0.8	1.3
Separation-related (income)/costs	(0.3)	0.6
Share-based compensation	1.6	1.1
Change in investments in trust fund securities	0.2	(0.2)
Loss on disposal of assets	0.1	—
Deferred financing fees amortization	—	0.3
Equity in net loss of unconsolidated affiliate	2.2	1.3
Other gain, Blue Chip Swap	(14.0)	—
Changes in operating assets and liabilities:
Trade receivables, net	(9.3)	(6.3)
Inventories	(16.5)	9.1
Accounts payable, trade and other	(3.2)	(5.2)
Changes in deferred compensation	0.7	0.6
Income taxes	(0.1)	0.4
Change in prepaid and other current assets and other assets	5.1	16.5
Change in accrued and other current and long-term liabilities	(16.9)	(12.3)
Cash provided by operating activities	10.8	12.7
Cash used in investing activities:
Capital expenditures(1)	(68.7)	(25.5)
Investments in Livent NQSP securities	(0.7)	(0.6)
Proceeds from Blue Chip Swap, net of purchases	14.0	—
Other investing activities	—	(0.9)
Cash used in investing activities	(55.4)	(27.0)
Cash provided by financing activities:
Proceeds from Revolving Credit Facility	—	37.0
Repayments of Revolving Credit Facility	—	(13.0)
Proceeds from issuance of common stock - incentive plans	0.1	0.2
Cash provided by financing activities	0.1	24.2
(Decrease)/increase in cash and cash equivalents	(44.5)	9.9
Cash and cash equivalents, beginning of period	113.0	11.6
Cash and cash equivalents, end of period	$68.5	$21.5

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended March 31,
	2022	2021
Supplemental Disclosure for Cash Flow:	(unaudited)
Cash payments/(refunds) for income taxes, net of refunds	$2.4	$(1.2)
Cash payments for interest (1)	$5.5	$6.4
Cash payments for Restructuring and other charges	$0.2	$0.2
Cash payments/(receipts) for Separation-related charges	$0.4	$(0.7)
Accrued capital expenditures	$29.0	$4.4
Accrued investment in unconsolidated affiliate	$8.0	$—
____________________
1.For the three months ended March 31, 2022, and 2021 $4.0 million and $3.7 million of interest expense was capitalized, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(in Millions Except Per Share Data)	Common Stock, $0.001 Per Share Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2020	$0.1	$520.9	$60.3	$(44.4)	$(0.7)	$536.2
Net loss	—	—	(0.8)	—	—	(0.8)
Stock compensation plans	—	1.2	—	—	—	1.2
Exercise of stock options	—	0.2	—	—	—	0.2
Shares withheld for taxes - common stock issuances	—	(0.8)	—	—	—	(0.8)
Net purchases of treasury stock - Livent NQSP	—	—	—	—	(0.1)	(0.1)
Foreign currency translation adjustments	—	—	—	(0.3)	—	(0.3)
Balance, March 31, 2021	$0.1	$521.5	$59.5	$(44.7)	$(0.8)	$535.6

Balance, December 31, 2021	$0.1	$778.1	$60.9	$(42.9)	$(0.8)	$795.4
Net income	—	—	53.2	—	—	53.2
Stock compensation plans	—	1.7	—	—	—	1.7
Exercise of stock options	—	0.1	—	—	—	0.1
Shares withheld for taxes - common stock issuances	—	(0.5)	—	—	—	(0.5)
Net hedging gains, net of income tax	—	—	—	0.1	—	0.1
Foreign currency translation adjustments	—	—	—	(1.0)	—	(1.0)
Balance, March 31, 2022	$0.1	$779.4	$114.1	$(43.8)	$(0.8)	$849.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 1: Description of the Business
Background and Nature of Operations
Livent Corporation (“Livent”, “we”, “us”, "Company" or “our”) manufactures a wide range of lithium products, which are used primarily in lithium-based batteries, specialty polymers and chemical synthesis applications. We serve a diverse group of markets. A major growth driver for lithium in the future will be the increasing adoption of electric vehicles ("EVs") and other energy storage applications.
Most markets for lithium chemicals are global with significant growth occurring in Asia, followed by Europe and North America, primarily driven by the development and manufacture of lithium-ion batteries. We are one of the primary producers of performance lithium compounds.
Note 2: Principal Accounting Policies and Related Financial Information
The accompanying condensed consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted from these interim financial statements. The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our condensed consolidated financial position as of March 31, 2022 and December 31, 2021, the condensed consolidated results of operations for the three months ended March 31, 2022 and 2021, and the condensed consolidated cash flows for the three months ended March 31, 2022 and 2021. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These statements, therefore, should be read in conjunction with the annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Annual Report on Form 10-K").
Blue Chip Swap. Our wholly owned subsidiary in Argentina uses the U.S. dollar as their functional currency. Argentina peso-denominated monetary assets and liabilities are remeasured at each balance sheet date to the official currency exchange rate then in effect which represents the exchange rate available for external commerce (import payments and export collections) and financial payments, with currency remeasurement and other transaction gains and losses recognized in earnings. In September 2019, the President of Argentina reinstituted exchange controls restricting foreign currency purchases in an attempt to stabilize Argentina’s financial markets. As a result, a legal trading mechanism known as the Blue Chip Swap emerged in Argentina for all individuals or entities to transfer U.S. dollars out of and into Argentina. The Blue Chip Swap rate is the implicit exchange rate resulting from the Blue Chip Swap transaction. Recently, the Blue Chip Swap rate has diverged significantly from Argentina’s official rate due to the economic environment. During the first quarter of 2022, to support our capital expansion projects, we transferred U.S. dollars into Argentina through the Blue Chip Swap method whereby our wholly owned Delaware subsidiary, MDA Lithium Holdings LLC, realized a cash gain, net of purchase costs, from the purchase in U.S. dollars and sale in Argentina pesos of Argentina Sovereign U.S. dollar-denominated bonds of U.S. $14.0 million, recorded to Other gain in our condensed consolidated statement of operations.
Performance-Based Restricted Stock Unit ("PRSU") Awards. The Company granted approximately sixty-three thousand PRSUs ("2022 PRSUs") to key employees on February 23, 2022, as authorized under the provisions of the Livent Corporation 2018 Incentive Compensation and Stock Plan.The number of PRSUs ultimately earned will be based on Livent's Total Shareholder Return ("TSR") relative to the TSR of the companies in the Russell 3000 Chemical Supersector Index over a three year performance period from January 1, 2022 through December 31, 2024 (the "Performance Period"). The final number of PRSUs earned will range from 0% to 200% of the number of PRSUs granted based on the Company's relative TSR performance over the Performance Period.
Because the value of the 2022 PRSUs is dependent upon the attainment of a level of TSR, it requires the impact of the market condition to be considered when estimating the fair value of the 2022 PRSUs. As a result, the Monte Carlo model is applied and the most significant valuation assumptions used related to the 2022 PRSUs during the year ending December 31, 2022, include:

Valuation date stock price	$21.01
Expected volatility	72.99%
Risk free rate	1.74%

The February 23, 2022 grant date fair value of each PRSU granted was $20.82 per share.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
There were no other significant changes to our accounting policies that are set forth in detail in Note 2 to our annual consolidated financial statements in Part II, Item 8 of our 2021 Annual Report on Form 10-K.

Note 3: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
In November 2021, the Financial Accounting Standard Board ("FASB") issued ASU No. 2021-10, Government Assistance (Topic 832). This ASU requires business entities to disclose information about government assistance they receive if the transactions were accounted for by analogy to either a grant or a contribution accounting model. The disclosure requirements include the nature of the transaction and the related accounting policy used, the line items on the balance sheets and statements of operations that are affected and the amounts applicable to each financial statement line item and the significant terms and conditions of the transactions. The ASU is effective for annual periods beginning after December 15, 2021. The disclosure requirements can be applied either retrospectively or prospectively to all transactions in the scope of the amendments that are reflected in the financial statements at the date of initial application and new transactions that are entered into after the date of initial application. We are evaluating the impact of this ASU on our consolidated financial statements.
In April 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. An entity may optionally elect to apply the amendments effective in the first interim period that includes or is subsequent to March 12, 2020 through December 31, 2022. We do not expect adoption to have material impact on our condensed consolidated financial statements.

Note 4: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas (based on product destination) and by product categories. The following table provides information about disaggregated revenue by major geographical region:

(in Millions)	Three Months Ended March 31,
	2022	2021
North America (1)	$21.3	$13.3
Europe, Middle East & Africa	14.7	17.5
Asia Pacific (1)	107.5	60.9
Total Revenue	$143.5	$91.7
1.During the three months ended March 31, 2022, countries with sales in excess of 10% of combined revenue consisted of Japan, the U.S., and China. Sales for the three months ended March 31, 2022 for Japan, the U.S., and China totaled $30.6 million, $20.8 million, $59.1 million, respectively. During the three months ended March 31, 2021, countries with sales in excess of 10% of combined revenue consisted of Japan, the U.S, China and South Korea. Sales for the three months ended March 31, 2021 for Japan, the U.S., China and South Korea totaled $16.7 million, $13.1 million, $27.0 million and $11.1 million, respectively.

For the three months ended March 31, 2022, one customer accounted for approximately 26% of total revenue and our 10 largest customers accounted in aggregate for approximately 69% of total revenue. For the three months ended March 31, 2021, one customer accounted for approximately 37% of total revenue and our 10 largest customers accounted in aggregate for approximately 69% of total revenue. A loss of any material customer could have a material adverse effect on our business, financial condition and results of operations.

The following table provides information about disaggregated revenue by major product category:

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Three Months Ended March 31,
	2022	2021
Lithium Hydroxide	$67.5	$49.8
Butyllithium	33.7	25.9
High Purity Lithium Metal and Other Specialty Compounds	13.4	8.9
Lithium Carbonate and Lithium Chloride	28.9	7.1
Total Revenue	$143.5	$91.7

Contract asset and contract liability balances
The following table presents the opening and closing balances of our receivables, net of allowances. As of March 31, 2022 and December 31, 2021, there were no significant contract liabilities recorded in the consolidated balance sheets.

(in Millions)	Balance as of March 31, 2022	Balance as of December 31, 2021	Increase
Receivables from contracts with customers, net of allowances	$105.5	$96.4	$9.1

The balance of receivables from contracts with customers listed in the table above represents the current trade receivables (including buy/sell arrangements), net of allowance for doubtful accounts. The allowance for receivables represents our best estimate of the probable losses associated with potential customer defaults. We determine the allowance based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors.
Performance obligations
Occasionally, we may enter into multi-year take or pay supply agreements with customers. The aggregate amount of revenue expected to be recognized related to these contracts’ performance obligations that are unsatisfied or partially unsatisfied is approximately $557 million in the next three years. These approximate revenues do not include amounts of variable consideration attributable to contract renewals or contract contingencies. Based on our past experience with the customers under these arrangements, we expect to continue recognizing revenue in accordance with the contracts as we transfer control of the product to the customer. However, in the case a shortfall of volume purchases occurs, we will recognize the amount payable by the customer over the remaining performance obligations in the contract.

Note 5: Inventories, Net
Inventories consisted of the following:

(in Millions)	March 31, 2022	December 31, 2021
Finished goods	$39.1	$52.2
Semi-finished goods	58.8	43.6
Raw materials, supplies, and other	52.6	38.8
Inventory, net	$150.5	$134.6

Note 6: Investments
In 2020, Livent entered into an agreement with The Pallinghurst Group ("Pallinghurst") relating to Québec Lithium Partners ("QLP"), a joint venture owned equally by Pallinghurst and Livent, and the conduct of certain business operations and oversight, previously conducted solely by Nemaska Lithium Inc. for the development of a fully integrated lithium chemical asset located in Québec, Canada that is not yet in commercial production. QLP owns a 50% equity interest in the Nemaska Project. The Company accounts for the investment in QLP as an equity method investment on a one-quarter lag basis and it is included in Investments in our condensed consolidated balance sheets. For the three months ended March 31, 2022, we recorded a $2.2 million loss related to our 50% equity interest in QLP to Equity in net loss of unconsolidated affiliate in our condensed consolidated statement of operations. The carrying amount of our 50% equity interest in QLP was $29.6 million and

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
$23.8 million as of March 31, 2022 and December 31, 2021, respectively.
On May 2, 2022, Livent entered into a Transaction Agreement and Plan of Merger (the “Agreement”) with Pallinghurst to provide Livent with a direct 50% ownership interest in Nemaska Lithium Inc. The Company will issue 17,500,000 shares of its common stock to Pallinghurst to acquire its 50% share of QLP. Following the close of the transaction, QLP will become a wholly owned subsidiary of Livent, and Livent will in turn own 50% of Nemaska Lithium, Inc. through QLP. Investissement Québec will remain the owner of the other 50% interest in Nemaska. The closing of the transaction is subject to certain customary mutual conditions. Pallinghurst and its investors agreed, subject to certain exceptions, to a lock-up with respect to the Livent common shares received pursuant to the Agreement that expires on August 1, 2023. Either Pallinghurst or Livent may terminate the Agreement if certain closing conditions in the Agreement are not satisfied, and both may terminate upon mutual written consent.

Note 7: Restructuring and Other Charges
The following table shows other charges included in "Restructuring and other charges" in the condensed consolidated statements of operations:

	Three Months Ended March 31,
(in Millions)	2022	2021
Restructuring charges:
Severance-related and exit costs (1)	$0.5	$—
Other charges:
Environmental remediation (2)	0.1	0.1
Other (3)	0.4	0.2
Total Restructuring and other charges	$1.0	$0.3
___________________
1.Three months ended March 31, 2022 includes severance costs for management changes at certain administrative facilities.
2.There is one environmental remediation site in Bessemer City, North Carolina.
3.Three months ended March 31, 2022 and 2021 consists primarily of transaction-related legal fees and miscellaneous nonrecurring transactions.

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
Provision for income taxes for the three months ended March 31, 2022 was $4.7 million resulting in an effective tax rate of 8.1%. Provision for income taxes for the three months ended March 31, 2021 was $0.9 million resulting in an effective tax rate of 900%. The effective tax rate for the period ended March 31, 2022 was primarily impacted by fluctuations in foreign currency impacts in Argentina of ($4.3) million.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 9: Debt
Long-term debt
Long-term debt consists of the following:

	Interest Rate Percentage			Maturity Date	March 31, 2022	December 31, 2021
(in Millions)	LIBOR borrowings	Base rate borrowings
Revolving Credit Facility (1)	2.70%	4.8%		2023	$—	$—
4.125% Convertible Senior Notes due 2025			4.125%	2025	245.8	245.8
Transaction costs - 2025 Notes					(5.0)	(5.4)
Total long-term debt (2)					$240.8	$240.4
______________________________
1.As of March 31, 2022 and December 31, 2021, there were $14.5 million in letters of credit outstanding under our Revolving Credit Facility and $385.5 million available funds as of March 31, 2022 and December 31, 2021. Fund availability is subject to the Company meeting its debt covenants.
2.As of March 31, 2022 and December 31, 2021, the Company had no debt maturing within one year.
2025 Notes
In the second quarter of 2022, the holders of the 2025 Notes were notified that the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, March 31, 2022 was greater than or equal to 130% of the conversion price on each trading day, and as a result, the holders have the option to convert all or any portion of their 2025 Notes through June 30, 2022. The 2025 Notes are classified as long-term debt.
The Company recognized noncash interest related to the amortization of transaction costs of $0.4 million, all of which was capitalized, for the three months ended March 31, 2022. The Company recorded $2.5 million of accrued interest expense related to the principal amount for the three months ended March 31, 2022.
Revolving Credit Facility
The carrying value of our deferred financing costs was $1.3 million as of March 31, 2022.
Covenants
The Credit Agreement contains certain affirmative and negative covenants that are binding on us and our subsidiary, Livent USA Corp., as borrowers (the "Borrowers") and their subsidiaries, including, among others, restrictions (subject to exceptions and qualifications) on the ability of the Borrowers and their subsidiaries to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of their businesses, to enter into transactions with affiliates and to enter into certain burdensome agreements. Furthermore, the Borrowers are subject to financial covenants regarding leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our maximum allowable first lien leverage ratio is 3.5 as of March 31, 2022. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all requirements of the covenants as of March 31, 2022.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 10: Equity
As of March 31, 2022 and December 31, 2021, we had 2 billion shares of common stock authorized. The following is a summary of Livent's common stock issued and outstanding:

	Issued	Treasury	Outstanding
Balance as of December 31, 2021	161,791,602	(101,618)	161,689,984
RSU awards	49,100	—	49,100
Stock option awards	7,905	—	7,905
Purchases of treasury stock - deferred compensation plan	—	(1,624)	(1,624)
Balance as of March 31, 2022	161,848,607	(103,242)	161,745,365

Accumulated other comprehensive loss

Summarized below is the roll forward of accumulated other comprehensive loss, net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Total
Accumulated other comprehensive loss, net of tax as of December 31, 2021	$(43.1)	$0.2	$(42.9)
Other comprehensive (losses)/gains before reclassifications	(1.0)	0.1	(0.9)
Accumulated other comprehensive loss, net of tax as of March 31, 2022	$(44.1)	$0.3	$(43.8)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Total
Accumulated other comprehensive loss, net of tax as of December 31, 2020	$(44.4)	$—	$(44.4)
Other comprehensive loss before reclassifications	(0.3)	—	(0.3)
Accumulated other comprehensive loss, net of tax as of March 31, 2021	$(44.7)	$—	$(44.7)
1.See Note 12 for more information.
Reclassifications of accumulated other comprehensive loss
Amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2022 were less than $0.1 million. We did not have any open derivative positions for the three months ended March 31, 2021.
Dividends
For the three months ended March 31, 2022 and 2021, we paid no dividends. We do not expect to pay any dividends in the foreseeable future.

Note 11: Earnings/(Loss) Per Share
Earnings/(Loss) per common share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock units, performance restricted stock units and 2025 Notes. See Note 12 to our consolidated financial statements in Part II, Item 8 of our 2021 Annual Report on Form 10-K for more information. Diluted earnings/(loss) per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. We use the if-converted method when calculating the potential dilutive effect, if any, of our 2025 Notes.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Earnings/(Loss) applicable to common stock and common stock shares used in the calculation of basic and diluted earnings/(loss) per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended March 31,
	2022	2021
Numerator:
Net income/(loss)	$53.2	$(0.8)
Net income/(loss) after assumed conversion of 2025 Notes (1)	$53.2	$(0.8)

Denominator:
Weighted average common shares outstanding - basic	161.7	146.5
Dilutive share equivalents from share-based plans	1.6	—
Dilutive share equivalents from 2025 Notes	28.1	—
Weighted average common shares outstanding - diluted	191.4	146.5

Basic earnings/(loss) per common share:
Net income/(loss) per weighted average share - basic	$0.33	$(0.01)
Diluted earnings/(loss) per common share:
Net income/(loss) per weighted average share - diluted	$0.28	$(0.01)
1.For the three months ended March 31, 2022, all of the interest for the 2025 Notes was capitalized.
The following table presents weighted average share equivalents associated with share-based plans and the 2025 Notes that were excluded from the diluted shares outstanding calculation because the result would have been antidilutive. See Note 11 to our consolidated financial statements in Part II, Item 8 of our 2021 Annual Report on Form 10-K for more information on the 2025 Notes.

(in Millions)	Three Months Ended March 31,
	2022	2021
Share equivalents from share-based plans	—	1.4
Share equivalents from 2025 Notes	—	28.1
Total antidilutive weighted average share equivalents	—	29.5
Anti-dilutive stock options
For the three months ended March 31, 2022, none of the outstanding options to purchase shares of our common stock were anti-dilutive. For the three months ended March 31, 2021, options to purchase 547,432 shares of our common stock at an average exercise price of $20.35 per share were anti-dilutive and not included in the computation of diluted loss per share because the exercise price of the options was greater than the average market price of the common stock for the three months ended March 31, 2021.

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
The estimated fair value and the carrying amount of debt was $692.7 million and $240.8 million, respectively, as of March 31, 2022. Our 2025 Notes are classified as Level 2 in the fair value hierarchy.
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
We recognize all derivatives on the balance sheet at fair value. On the date we enter into the derivative instrument, we generally designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in accumulated other comprehensive loss ("AOCL") changes in the fair value of derivatives that are designated as and meet all the required criteria for, a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In contrast we immediately record in earnings changes in the fair value of derivatives that are not designated as cash flow hedges. As of March 31, 2022, we had open foreign currency forward contracts in AOCL in a net after-tax gain position of $0.3 million designated as cash flow hedges of underlying forecasted sales and purchases. As of March 31, 2022 we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $15.5 million.
A net after-tax gain of $0.3 million, representing open foreign currency exchange contracts, will be realized in earnings during the year ending December 31, 2022 if spot rates in the future are consistent with market rates as of March 31, 2022. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the condensed consolidated statements of operations.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $53.7 million as of March 31, 2022.
Fair Value of Derivative Instruments.
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

March 31, 2022
Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges
Derivatives
Foreign exchange contracts	$0.4
Total derivative assets	0.4
Net derivative assets	$0.4

December 31, 2021
Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges
Derivatives
Foreign exchange contracts	$0.2
Total derivative assets	0.2
Net derivative assets	$0.2

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Derivatives in Cash Flow Hedging Relationships
The following tables summarize the losses related to our cash flow hedges and derivatives not designated as cash flow hedging instruments. For the three months ended March 31, 2021, we did not have any open derivative cash flow hedge contracts.

(in Millions)	Total Foreign Exchange Contracts
Accumulated other comprehensive loss, net of tax as of December 31, 2021	$0.2
Unrealized hedging gains, net of tax	0.1
Total derivatives instruments impact on comprehensive income, net of tax	0.1
Accumulated other comprehensive gain, net of tax as of March 31, 2022	$0.3
Derivatives Not Designated as Cash Flow Hedging Instruments

	Location of Loss Recognized in Income on Derivatives	Amount of Pre-tax Loss Recognized in Income on Derivatives (1)
		Three Months Ended March 31,
(in Millions)		2022	2021
Foreign Exchange contracts	Cost of sales (2)	$(1.6)	$(0.5)
Total		$(1.6)	$(0.5)
____________________
1.Amounts represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.
2.A loss of $0.1 million related to intercompany loan hedges is included in Restructuring and other charges in the consolidated statement of operations for the three months ended March 31, 2022 and 2021.

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

(in Millions)	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$3.8	$3.8	$—	$—
Total Assets	$3.8	$3.8	$—	$—

Liabilities
Deferred compensation plan obligation (2)	$6.6	$6.6	$—	$—
Total Liabilities	$6.6	$6.6	$—	$—

(in Millions)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$3.4	$3.4	$—	$—
Total Assets	$3.4	$3.4	$—	$—

Liabilities
Deferred compensation plan obligation (2)	$5.9	$5.9	$—	$—
Total Liabilities	$5.9	$5.9	$—	$—
____________________
1.Balance is included in “Investments” in the condensed consolidated balance sheets. Livent NQSP investments in Livent common stock are recorded as "Treasury stock" in the condensed consolidated balance sheets and carried at historical cost. A mark-to-market loss of $0.2 million and gain of $0.2 million was recorded for the three months ended March 31, 2022 and March 31, 2021, respectively, related to the Livent common stock. The mark-to-market losses and gains were recorded in "Selling, general and administrative expense" in the condensed consolidated statement of operations, with a corresponding offset to the deferred compensation plan obligation in the condensed consolidated balance sheets.
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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
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

Leases
All of our leases are operating leases as of March 31, 2022 and December 31, 2021. We have operating leases for corporate offices, manufacturing facilities, and land. Our leases have remaining lease terms of one to thirteen years. Quantitative disclosures about our leases are summarized in the table below.

	Three Months Ended March 31,
(in Millions, except for weighted-average amounts)	2022	2021
Lease Cost
Operating lease cost	$0.4	$0.2
Short-term lease cost	0.1	0.3
Total lease cost (1)	$0.5	$0.5
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$0.4	$0.5
__________________________
1.Variable lease cost for the three months ended March 31, 2022 and 2021 was less than $0.1 million. Lease expense is classified as "Selling, general and administrative expenses" in our condensed consolidated statements of operations.

As of March 31, 2022, our operating leases had a weighted average remaining lease term of 8.2 years and a weighted average discount rate of 4.9%.
The table below presents a maturity analysis of our operating lease liabilities for each of the next five years and a total of the amounts for the remaining years.

(in Millions)	Undiscounted cash flows
Remainder of 2022	$1.0
2023	1.2
2024	1.1
2025	1.1
2026	0.2
Thereafter	2.8
Total future minimum lease payments	7.4
Less: Imputed interest	(1.3)
Total	$6.1

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 14: Supplemental Information
The following tables present details of prepaid and other current assets, other assets, accrued and other current liabilities, and other long-term liabilities as presented on the condensed consolidated balance sheets:

(in Millions)	March 31, 2022	December 31, 2021
Prepaid and other current assets
Tax related items	$12.6	$17.7
Prepaid expenses	8.9	12.2
Argentina government receivable (1)	6.1	13.3
Other receivables	3.3	2.3
Bank Acceptance Drafts (2)	1.7	—
Derivative assets (Note 12)	0.4	0.2
Other current assets	7.0	9.6
Total	$40.0	$55.3

(in Millions)	March 31, 2022	December 31, 2021
Other assets
Argentina government receivable (1)	$65.7	$55.8
Advance to contract manufacturers (3)	15.5	16.0
Long-term raw materials inventory	5.4	4.9
Tax related items	2.5	1.3
Capitalized software, net	1.4	1.5
Other assets	10.4	11.4
Total	$100.9	$90.9
_________________
1.We conduct business in Argentina. As of March 31, 2022 and December 31, 2021, $38.4 million and $38.4 million, respectively, of outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables, was denominated in U.S. dollars. As with all outstanding receivable balances, we continually review recoverability by analyzing historical experience, current collection trends and regional business and political factors among other factors.
2.Bank Acceptance Drafts are a common Chinese finance note used to settle trade transactions. Livent accepts these notes from Chinese customers based on criteria intended to ensure collectability and limit working capital usage.
3.We record deferred charges for certain contract manufacturing agreements which we amortize over the term of the underlying contract.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	March 31, 2022	December 31, 2021
Accrued and other current liabilities
Accrued investment in unconsolidated affiliate	$14.2	$6.2
Accrued payroll	7.8	17.1
Plant restructuring reserves	3.2	3.2
Advance customer payments	0.7	—
Retirement liability - 401k	0.6	2.5
Environmental reserves, current	0.5	0.5
Severance related	0.3	—
Other accrued and other current liabilities (1)	26.9	32.3
Total	$54.2	$61.8

(in Millions)	March 31, 2022	December 31, 2021
Other long-term liabilities
Deferred compensation plan obligation	$6.6	$5.9
Contingencies related to uncertain tax positions (2)	4.0	2.3
Self-insurance reserves	1.5	1.5
Asset retirement obligations	0.3	0.3
Other long-term liabilities	1.7	1.7
Total	$14.1	$11.7
____________________
1.Amounts primarily include accrued capital expenditures related to our expansion projects.
2.As of March 31, 2022, we have recorded a liability for uncertain tax positions of $3.6 million and a $0.4 million indemnification liability where the offsetting uncertain tax position is with FMC, per the tax matters agreement.

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
Currently, one of the most significant factors is the continuing effects of the COVID-19 global pandemic. Restrictions intended to slow the spread of COVID-19 have led to and may continue to cause business and supply chain disruptions, volatility in global capital and financial markets (including inflation), and a global slowdown of economic activity. The emergency measures imposed by governments on businesses and individuals, including quarantines, travel restrictions, social distancing, workforce retention rules and restrictions on the movement of workers, among other measures, have impacted and may further impact our workforce and operations, and those of our customers and suppliers. The severity of the disruptions caused by the COVID-19 pandemic, and their impact on our results, will be determined by how long the COVID-19 pandemic continues, which is currently unknown. The duration of the disruptions may be impacted by the actions that governments, businesses and individuals may take in relation to the COVID-19 pandemic, more contagious variants of the virus, vaccine resistance and delays in vaccine distribution. Future disruptions could have an adverse impact on our operations and expansion activities, results, financial position and liquidity, or on our ability to successfully execute our business strategies and initiatives.
Additional factors include, among other things:
•a decline in the growth in demand for EVs using high performance lithium compounds;
•volatility in the price for performance lithium compounds;
•adverse global economic and weather conditions that may result in adverse impact on supply chains and customer demand;
•competition from other lithium producers;
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
•the effects of war or other conflicts, including but not limited to, the ongoing war in Ukraine and the related sanctions against Russia, acts of retaliation by Russia (including cyber-attacks and curtailment of natural gas supplies), terrorism or other catastrophic events that may affect global supply chains, oil prices, inflation, and general economic conditions;

•operations or supply chain disruptions due to physical and other risks, including natural disasters, epidemics, pandemics, and other catastrophic events beyond our control;
•customer concentration and the possible loss of, or significant reduction in orders from, large customers;
•failure to satisfy customer qualification processes and customer and government quality standards;
•global inflation, fluctuations in the price of energy and certain raw materials;
•employee attraction and retention, especially in relation to our capacity expansion efforts;
•union relations;
•cybersecurity breaches;
•our ability to protect our intellectual property rights;
•ESG matters, including risk of not meeting our ESG targets, especially as they relate to emissions and greenhouse gas intensity, and other climate change related risks;
•we have not established “proven” or “probable” mineral reserves, as defined by the SEC, through the completion of a feasibility study for the minerals that we produce;
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
Moreover, investors are cautioned to interpret many of these factors as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. You should carefully consider the risk factors discussed in Part I, Item 1A of our 2021 Annual Report on Form 10-K.
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
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
Our condensed consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation of our financial statements requires management to make judgements, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses and that have or could have a material impact on our financial condition and results of operations. We have described our accounting estimates in Note 2 to our consolidated financial statements included in Part II, Item 8 of our 2021 Annual Report on Form 10-K. The SEC has defined critical accounting estimates as those estimates made in accordance with U.S. GAAP that involve a significant level of measurement uncertainty and have had or are reasonably likely to have a material impact on the financial condition or operating performance of a company.
We have reviewed these accounting estimates, identifying those that we believe contain matters that are inherently uncertain, have significant levels of subjectivity and complex judgments and are critical to the preparation and understanding of our condensed consolidated financial statements. We have reviewed these critical accounting estimates with the Audit Committee of our Board of Directors. Critical accounting estimates are central to our presentation of results of operations and financial condition and require management to make judgments, assumptions and estimates on certain matters. We base our estimates, assumptions and judgments on historical experience, current conditions and other reasonable factors.
The following is a list of those accounting estimates that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the "Critical Accounting Estimates" section included within "Management's Discussion and Analysis of Financial Condition and Results of Operations" within Part II, Item 7 of our 2021

Annual Report on Form 10-K for a detailed description of these estimates and their potential effects on our results of operations and financial condition.
•Revenue recognition
•Trade and other receivables
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
First Quarter 2022 Highlights
The following are the more significant developments in our business during the three months ended March 31, 2022:
•Revenue of $143.5 million for the three months ended March 31, 2022 increased $51.8 million, or approximately 56%, compared to $91.7 million for the three months ended March 31, 2021, primarily due to higher pricing across all of our products partially offset by a decrease in sales volumes.
•Net income of $53.2 million for the three months ended March 31, 2022 compared to net loss of $(0.8) million for the three months ended March 31, 2021 was primarily due to higher pricing across all of our products partially offset by a decrease in sales volumes, higher logistics, raw material and other operating costs, higher Restructuring and other charges, $2.2 million Equity in net loss of unconsolidated affiliate and an increase to income tax expense. The three months ended March 31, 2021 also includes a $14.0 million gain from our sale of Argentina Sovereign U.S. dollar-denominated bonds (see Note 2 for more information).
•Adjusted EBITDA of $53.3 million for the three months ended March 31, 2022 increased $42.2 million compared to $11.1 million for the three months ended March 31, 2021, primarily due to higher pricing across all of our products partially offset by a decrease in sales volumes and higher logistics, raw material and other operating costs.
COVID-19 Impacts
Business and Operations
During the three months ended March 31, 2022, the COVID-19 pandemic continued to negatively impact our business, operations and financial performance.
Each country where we operate has adopted measures to contain COVID-19, and each may adopt different and/or stricter measures in the future. Notably, the government of China continues to enact emergency measures in certain geographic locations to stem the spread of COVID-19 and may enact new ones in other locations. We expect government measures and restrictions in China and globally to continue to have a negative impact on demand for certain of our products and a negative impact on the efficient operation of our facilities, toll manufacturers, supply chains and logistics. Disruptions and delays within our supply chain and logistics operations included problems and congestion at ports, difficulties with scheduling cargo ships, higher shipment and freight costs, additional warehouse costs due to shipment delays, lack of driver availability and fewer transportation options, and the restriction of movements by trucks within and between countries. The severity of these problems and issues has varied in different geographic locations over the course of the COVID-19 pandemic and continues to remain a challenge in all of the countries where we operate.
Customer demand for certain types of our products was flat to slightly lower during the first quarter of 2022. However, customers continue to protect their interests by diversifying among multiple suppliers. In addition, customers in the fast-growing EV manufacturing industry are currently experiencing their own supply chain constraints and problems, including semiconductor chip shortages and multi-week shutdowns of OEMs and their suppliers in China. Supplier disruptions in Ukraine, the semiconductor chip and wire harness shortages and shutdowns of OEMs and their suppliers in China are expected to continue and add volatility and uncertainty to the overall EV supply chain, which may adversely impact our business. This, and similar supply chain disruptions experienced by our customers could cause delays in their demand for our high performance lithium compounds, further adversely impacting our business and growth plans.

The continuing spread and effects of COVID-19, including health and safety protocols and supply and logistics disruptions in China and elsewhere, are impacting our expansion work in Argentina and the U.S. There can be no assurance that such impacts will not turn into long-term or continuing delays, cause us to decide to suspend our capital expansion work, or otherwise negatively impact our capital expansion. Any significant delay in our capital expansion work in Argentina or the U.S. could have a material adverse effect on our business, financial condition and results of operations. In addition to delays, there have been increased costs due to slowdown of availability of materials and labor for construction.
We have not faced any material issues with employee morale or attrition. Likewise, we have not faced any material issues with our ability to recruit new employees or in talent management of existing employees. Broadly, we are observing tightness in the local labor markets in almost all of the geographic locations where we operate (e.g., fewer applicants and higher wages). This may impact us and our expansion efforts, our customers and suppliers in the future.

The material operational challenges that management and our Board of Directors are monitoring are the health and safety of our employees, travel restrictions, and testing requirements, COVID-19 mitigation measures, such as China's zero-COVID strategy, the effectiveness of remote and hybrid work arrangements, the restriction of movements within and between countries (especially in the Asia-Pacific region), and supply chain and logistics issues. Furthermore, our Board of Directors is monitoring the additional expected and unexpected impacts that COVID-19 is having on the economies in the countries where we operate, such as high inflation in the U.S., high inflation and economic instability in Argentina, and shortages of electricity in China that have led to temporary shutdowns of third party providers to the Company in the past.
Liquidity and Financial Resources
Our uses of cash were impacted by the effects of COVID-19 during the three months ended March 31, 2022. We continue to face logistical supply disruptions, such as higher truck, freight and sea shipping costs, along with the need to use air freight from time to time. We expect this to continue. We also continue to use cash to purchase additional COVID-19 testing, personal protective equipment for our employees, such as masks and gloves, and for increased cleaning and disinfectant costs, additional medical personnel at our facilities, and increased personnel transportation costs due to social distancing guidelines.

Corporate Efforts
We continue to maintain a Global Pandemic Response Team and regional COVID-19 Response Teams. Our regional COVID-19 Response Teams keep Executive Leadership informed of local matters such as government policies and regulations. Our Enterprise Risk Management processes have worked as designed.
We continue to identify potential new suppliers and logistics providers for our operations as supply chain challenges continue. This includes potential new suppliers of chemicals and packaging, and air freight companies when required. We have altered global production schedules to meet changes in customer demand, supply and logistics challenges. Future efforts will continue along these lines and be dictated by the particulars of the COVID-19 pandemic. We continue to plan for a relaxation of COVID-19 protocols, more business travel and in-person customer contacts.

Health & Safety
We continue to protect the health and well-being of our employees, customers and other key stakeholders in accordance with changing circumstances and local conditions. Our plant personnel remain on the job at their respective facilities. We instituted safety procedures to protect the health of these plant personnel based upon local guidance. This can include pre-entry screening, the use of masks and gloves, social distancing measures, and quarantine of close contacts with suspected or confirmed COVID-19 cases. Our non-plant personnel are returning to their offices where permitted by circumstances. Business travel is slowly resuming when permitted, but is still substantially lower than pre-pandemic levels. Communications relating to all of these policies and COVID-19 preventative measures are regularly distributed to our employees, as there can be significant variation with respect to the COVID-19 pandemic situation in different geographic regions at any one time.

We base our health and safety protocols on the advice provided by the Centers for Disease Control and Prevention, the World Health Organization, and the local government authorities in the countries and regions where we operate.

We are providing customary local sick leave benefits for absences due to COVID-19 and any other leave and benefits that may be required by local governmental authorities. We have not experienced any material employee absences as a result of COVID-19. However, social distancing measures and other health and safety protocols have led to reduced workforce numbers in certain locations, such as with our expansion project in Argentina. If a significant number of our employees at any one location were to require leave as a result of COVID-19, this could pose a risk to the continued operation of the particular facility and could potentially disrupt our broader operations.
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
2022 Business Outlook
To begin the year, Livent expected flat volumes and significantly higher average pricing across its lithium products in 2022, resulting in higher profitability versus the prior year. The Company also expected higher costs versus the prior year, primarily related to logistics, raw materials and general inflationary pressures.
Since this time, Livent has significantly increased its outlook for 2022 financial performance. With no expected change in volumes, this is driven by even higher average pricing across all lithium products.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2022	2021
(in Millions)	(unaudited)
Revenue	$143.5	$91.7
Cost of sales	83.6	78.4
Gross margin	59.9	13.3
Selling, general and administrative expenses	11.8	10.7
Research and development expenses	0.9	0.7
Restructuring and other charges	1.0	0.3
Separation-related costs/(income)	0.1	(0.1)
Total costs and expenses	97.4	90.0
Income from operations before equity in net loss of unconsolidated affiliate, interest expense, net and other gain	46.1	1.7
Equity in net loss of unconsolidated affiliate	2.2	1.3
Interest expense, net	—	0.3
Other gain	(14.0)	—
Income from operations before income taxes	57.9	0.1
Income tax expense	4.7	0.9
Net income/(loss)	$53.2	$(0.8)

In addition to net income/(loss), as determined in accordance with U.S. GAAP, we evaluate operating performance using certain Non-GAAP measures such as EBITDA, which we define as net income plus interest expense, net, income tax expense, and depreciation and amortization; and Adjusted EBITDA, which we define as EBITDA adjusted for Argentina remeasurement losses, Argentina interest income, restructuring and other charges/(income), separation-related costs/(income), COVID-19 related costs, gain from sale of Argentina Sovereign U.S. dollar-denominated bonds and other loss. Management believes the use of these Non-GAAP measures allows management and investors to compare more easily the financial performance of its underlying business from period to period. The Non-GAAP information provided may not be comparable to similar measures disclosed by other companies because of differing methods used by other companies in calculating EBITDA and Adjusted EBITDA. These measures should not be considered as a substitute for net income/(loss) or other measures of performance or liquidity reported in accordance with U.S. GAAP. The following table reconciles EBITDA and Adjusted EBITDA from net income/(loss).

	Three Months Ended March 31,
(in Millions)	2022	2021
Net income/(loss)	$53.2	$(0.8)
Add back:
Interest expense, net	—	0.3
Income tax expense	4.7	0.9
Depreciation and amortization	6.4	6.2
EBITDA (Non-GAAP)	64.3	6.6
Add back:
Argentina remeasurement losses (a)	1.0	2.3
Restructuring and other charges (b)	1.0	0.3
Separation-related costs/(income) (c)	0.1	(0.1)
COVID-19 related costs (d)	0.8	0.9
Other loss (e)	1.6	1.1
Subtract:
Blue Chip Swap gain (f)	(14.0)	—
Argentina interest income (g)	(1.5)	—
Adjusted EBITDA (Non-GAAP)	$53.3	$11.1
___________________
a.Represents impact of currency fluctuations on tax assets and liabilities and on long-term monetary assets associated with our capital expansion as well as foreign currency devaluations. The remeasurement losses are included within "Cost of sales" in our condensed consolidated statement of operations but are excluded from our calculation of Adjusted EBITDA because of: i.) their nature as income tax related; ii.) their association with long-term capital projects which will not be operational until future periods; or iii.) the severity of the devaluations and their immediate impact on our operations in the country.
b.We continually perform strategic reviews and assess the return on our business. This sometimes results in management changes or in a plan to restructure the operations of our business. As part of these restructuring plans, demolition costs and write-downs of long-lived assets may occur. Three months ended March 31, 2022 includes $0.5 million of severance costs for management changes at certain administrative facilities and $0.4 million for miscellaneous nonrecurring costs. Three months ended March 31, 2021 consists primarily of transaction-related legal fees and miscellaneous nonrecurring costs (see Note 7 for more information).
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
e.Three months ended March 31, 2022 and 2021 represents our 25% indirect interest in transaction costs incurred for the Nemaska Transaction, certain project-related costs and interest expense, all included in Equity in net loss of unconsolidated affiliate in our condensed consolidated statement of operations.
f.Represents the gain from the sale in Argentina pesos of Argentina Sovereign U.S. dollar-denominated bonds due to the significant divergence of Argentina's Blue Chip Swap market exchange rate from the official rate (see Note 2 for more information) and is excluded from Adjusted EBITDA because it is nonrecurring.
g.Represents interest income received from the Argentina government for the period beginning when the recoverability of certain of our expansion-related VAT receivables were approved by the Argentina government and ending on the date when the reimbursements were paid by the Argentina government but is excluded from our calculation of Adjusted EBITDA because of its association with long-term capital projects which will not be operational until future periods.
Three Months Ended March 31, 2022 vs. 2021
Revenue
Revenue of $143.5 million for the three months ended March 31, 2022 (the "2022 Quarter") increased by approximately 56%, or $51.8 million, compared to $91.7 million for the three months ended March 31, 2021 (the "2021 Quarter") primarily due to higher pricing across all of our products partially offset by a decrease in sales volumes.
Gross margin
Gross margin of $59.9 million for the 2022 Quarter increased by $46.6 million, or approximately 350%, versus $13.3 million for the 2021 Quarter. The increase in gross margin was primarily due to higher pricing across all of our products partially offset by a decrease in sales volumes and higher logistics, raw material and other operating costs.
Restructuring and other charges
Restructuring and other charges of $1.0 million for the 2022 Quarter increased by $0.7 million versus $0.3 million for the 2021 Quarter. Restructuring and other charges for the 2022 Quarter included severance costs of $0.5 million for management changes at certain administrative facilities. 2021 Quarter Restructuring and other charges consisted primarily of environmental remediation and transaction-related legal fees (see Note 7 for details).
Equity in net loss of unconsolidated affiliate
Equity in net loss of unconsolidated affiliate of $2.2 million and $1.3 million for the 2022 Quarter and 2021 Quarter, respectively, arises out of our 25% interest in the Nemaska Project and the increase of $0.9 million represents certain project-related costs incurred by our unconsolidated affiliate.
Interest expense, net
All $4.0 million of our interest for the 2022 Quarter was capitalized. Interest expense of $0.3 million for the 2021 Quarter is noncash amortization of transaction costs related to the 2025 Notes which represents the excess interest over the amount of interest capitalized in accordance with U.S. GAAP for the 2021 Quarter.
Income tax expense
The increase in income tax expense to $4.7 million for the 2022 Quarter compared to the income tax expense of $0.9 million for the 2021 Quarter, was primarily due to an increase in income from operations, which was partially offset by the fluctuations in foreign currency impacts in Argentina of ($4.3) million and ($1.4) for the three months ended March 31, 2022 and 2021, respectively. Additionally, the increase in income tax expense was partially offset by an increase in forecasted jurisdictional mix of earnings where the statutory rate is lower than the U.S. Federal statutory rate.
Net income/(loss)
Net income of $53.2 million for the 2022 Quarter compared to net loss of $(0.8) million for the 2021 Quarter was primarily due to higher pricing across all of our products partially offset by a decrease in sales volumes, higher logistics, raw material and other operating costs, higher Restructuring and other charges, $2.2 million Equity in net loss of unconsolidated affiliate and an increase to income tax expense. The 2022 Quarter also includes a $14.0 million gain from our sale of Argentina Sovereign U.S. dollar-denominated bonds (see Note 2 for more information).

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents as of March 31, 2022 and December 31, 2021, were $68.5 million and $113.0 million, respectively. Of the cash and cash equivalents balance as of March 31, 2022, $22.4 million were held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal. See Note 11, Part II, Item 8 of our 2021 Annual Report on Form 10-K for more information.
Revolving Credit Facility
The Credit Agreement provides for a $400 million senior secured revolving credit facility, $50 million of which is available for the issuance of letters of credit, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to $600 million (the "Revolving Credit Facility"). The issuance of letters of credit and the proceeds of revolving credit loans made pursuant to the Revolving Credit Facility are available, and will be used, for general corporate purposes, including capital expenditures and permitted acquisitions, See Note 11, Part II, Item 8 of our 2021 Annual Report on Form 10-K for more information.
We had $245.8 million debt outstanding as of March 31, 2022 and December 31, 2021. Our March 31, 2022 and December 31, 2021 debt outstanding was comprised solely of our 2025 Notes because in June 2021 we used a portion of the net proceeds from the Offering to repay all amounts outstanding under our Revolving Credit Facility. Among other restrictions, our Revolving Credit Facility contains financial covenants applicable to Livent and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our maximum allowable first lien leverage ratio is 3.5 as of March 31, 2022. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all covenants as of March 31, 2022.
Statement of Cash Flows
Cash provided by operating activities was $10.8 million and $12.7 million for the 2022 Quarter and 2021 Quarter, respectively.
The decrease in cash provided by operating activities for the 2022 Quarter as compared to the cash provided by operating activities for the 2021 Quarter was primarily driven by an increase in inventories and trade receivables in the 2022 Quarter compared to the 2021 Quarter.
Cash used in investing activities was $(55.4) million and $(27.0) million for the 2022 Quarter and 2021 Quarter, respectively.
The increase in cash used in investing activities for the 2022 Quarter compared to the 2021 Quarter is primarily due to the ramping up of capital spending in the second half of 2021 and the 2022 Quarter as Livent resumed its capital expansion work in Argentina and the U.S., resulting in a significant increase in capital expenditures for capacity expansion during 2022 Quarter versus the 2021 Quarter.
Cash provided by financing activities was $0.1 million and $24.2 million for the 2022 Quarter and 2021 Quarter, respectively.
Net cash proceeds from financing activities decreased in the 2022 Quarter compared to the 2021 Quarter because the Company did not draw upon its Revolving Credit Facility in the 2022 Quarter primarily due to the proceeds available from the Offering in the second quarter of 2021.
Other potential liquidity needs
We plan to meet our liquidity needs through available cash, cash generated from operations, borrowings under the committed Revolving Credit Facility, and other potential working capital financing strategies that may be available to us. As of March 31, 2022, our remaining borrowing capacity under our Revolving Credit Facility, subject to meeting our debt covenants, is $385.5 million, including letters of credit utilization.
We expect the COVID-19 pandemic uncertainties and challenges to continue in 2022. Our net leverage ratio is determined, in large part, by our ability to manage the timing and amount of our capital expenditures, which is within our control. It is also determined by our ability to achieve forecasted operating results and to pursue other working capital financing strategies that may be available to us, which is less certain and outside our control. In the first quarter of 2020, because of the significant practical constraints resulting from actions being taken by authorities around the word in response to the COVID-19 pandemic, the Company elected to suspend all capital expansion work globally. As of the second quarter of 2021, Livent resumed its capital expansion work in Argentina and the U.S. Based on this resumption, the Company estimates 2022 total capital spending to be $300 million to $340 million. This estimate has increased slightly as a result of accelerating work as Livent looks to progress multiple expansion opportunities.

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
Contractual Obligations and Commercial Commitments
Information related to our contractual commitments as of December 31, 2021 can be found in a table included within Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations within our 2021 Annual Report on Form 10-K. There have been no significant changes to our contractual commitments during the period ended March 31, 2022.
Climate Change
A detailed discussion related to climate change can be found in Part II, Item 7 of our 2021 Annual Report on Form 10-K.
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
As of March 31, 2022, our net financial instrument position was a net asset of $0.4 million. In the first and second quarters of 2022, we placed foreign currency hedges for 2022 projected exposure.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10% change in the foreign currency exchange rates from their levels as of March 31, 2022 with all other variables (including interest rates) held constant. As of December 31, 2021, we had open derivative cash flow hedge contracts in a $0.4 million net asset position.

		Hedged Currency vs. Functional Currency
(in Millions)	Net asset position on consolidated balance sheets	Net liability position with 10% strengthening	Net asset position with 10% weakening
Net asset/(liability) position as of March 31, 2022	$0.4	$(1.7)	$1.4

Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of March 31, 2022, we had no interest rate swap agreements.
Our debt portfolio as of March 31, 2022 is composed of fixed-rate and variable-rate debt; consisting of borrowings under our 2025 Notes and Revolving Credit Facility. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways. As of March 31, 2022, and for the three months ended March 31, 2022, we had no outstanding balances under the Revolving Credit Facility.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2022, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in legal proceedings from time to time in the ordinary course of our business, including with respect to workers’ compensation matters. Based on information currently available and established reserves, we have no reason to believe that the ultimate resolution of any known legal proceeding will have a material adverse effect on our financial position, liquidity or results of operations. However, there can be no assurance that the outcome of any such legal proceeding will be favorable, and adverse results in certain of these legal proceedings could have a material adverse effect on our financial position, results of operations in any one reporting period, or liquidity. Except as set forth in Note 13 to our financial statements, which is incorporated herein by reference to the extent applicable, there are no material changes from the legal proceedings previously disclosed in our 2021 Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our 2021 Annual Report on Form 10-K, which is available at www.sec.gov and on our website at www.livent.com. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or future results.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Shares
A summary of our repurchases of Livent's common stock for the three months ended March 31, 2022 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2022	146	$23.11	$—	$—
February 1 through February 28, 2022	201	$21.63	—	—
March 1 through March 31, 2022	1,277	$24.98	—	—
Total Q1 2022	1,624	$24.40	$—	$—

1.The trustee of the Livent NQSP reacquires shares of Livent common stock from time to time through open-market purchases relating to investments by employees in our common stock, one of the investment options available under the Livent NQSP. Such shares are held in a trust fund and recorded to Treasury stock in our condensed consolidated balance sheets.
2.We have no publicly announced stock repurchase programs.

ITEM 6.    EXHIBITS

10.1†	Form of Employee PRSU Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code
101	Interactive Data File
104	The cover page from Livent Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL.
† Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVENT CORPORATION (Registrant)

By:	/s/ GILBERTO ANTONIAZZI
Gilberto Antoniazzi, Vice President and Chief Financial Officer
Date: May 5, 2022