Form 10-Q
period 2022-06-30
Livent Corp.
filed 2022-08-04
CIK 1742924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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

☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).    YES  ☐    NO  ☒
As of June 30, 2022, there were 179,270,450 shares of Common Stock, $0.001 par value per share, outstanding.

LIVENT CORPORATION

Glossary of Terms
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2025 Notes	$245.75 million principal amount 4.125% Convertible Senior Notes due 2025
ASU	Accounting Standards Update, under U.S. GAAP
Credit Agreement	The Original Credit Agreement, as amended.
EAETR	Estimated annual effective tax rate
ESG	Environmental, social and governance
EV	Electric vehicle
FASB	Financial Accounting Standards Board
FMC	FMC Corporation
Livent NQSP	Livent Non-Qualified Savings Plan
Nemaska	Nemaska Lithium Shawinigan Transformation Inc., a subsidiary of Nemaska Lithium Inc., a Canadian lithium company based in Québec, Canada
Nemaska Project	The ownership and operation of the business previously conducted by Nemaska, through a joint venture in which Livent owns a 50% equity interest through its ownership of QLP.
Offering
On June 15, 2021, the Company closed on the issuance of 14,950,000 shares of its common stock, par value $0.001 per share, at a public offering price of $17.50 per share, in an underwritten public offering. Total net proceeds from the offering were $252.2 million, after deducting underwriters' fees and offering expenses payable by the Company.

OEM	Original equipment manufacturer
Original Credit Agreement	On September 18, 2018 Livent Corporation entered into the credit agreement, which provides for a $400 million senior secured revolving credit facility.
PRSU	Performance-based restricted stock unit
QLP	Québec Lithium Partners (UK) Limited, a wholly owned subsidiary of Livent. QLP owns a 50% equity interest in the Nemaska Project.
QLP Merger
On June 6, 2022, Livent closed on the Transaction Agreement and Plan of Merger with The Pallinghurst Group to provide Livent with a direct 50% ownership interest in the Nemaska Project. Livent issued 17,500,000 shares of its common stock to acquire the remaining 50% share of Québec Lithium Partners (UK) Limited, previously owned by The Pallinghurst Group and certain of its investors.

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

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in Millions, Except Per Share Data)	(unaudited)
Revenue	$218.7	$102.2	$362.2	$193.9
Cost of sales	116.2	81.8	199.8	160.2
Gross margin	102.5	20.4	162.4	33.7
Selling, general and administrative expenses	13.8	11.7	25.6	22.4
Research and development expenses	0.8	0.7	1.7	1.4
Restructuring and other charges	2.9	2.0	3.9	2.3
Separation-related costs	0.3	0.6	0.4	0.5
Total costs and expenses	134.0	96.8	231.4	186.8
Income from operations before equity in net loss of unconsolidated affiliate, interest expense, net and other gain	84.7	5.4	130.8	7.1
Equity in net loss of unconsolidated affiliate	2.7	1.4	4.9	2.7
Interest expense, net	—	—	—	0.3
Other gain	(8.2)	—	(22.2)	—
Income from operations before income taxes	90.2	4.0	148.1	4.1
Income tax expense/(benefit)	30.2	(2.5)	34.9	(1.6)
Net income	$60.0	$6.5	$113.2	$5.7
Net income per weighted average share - basic	$0.36	$0.04	$0.69	$0.04
Net income per weighted average share - diluted	$0.31	$0.04	$0.58	$0.03
Weighted average common shares outstanding - basic	166.6	148.7	164.2	147.6
Weighted average common shares outstanding - diluted	196.5	178.0	194.0	177.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in Millions)	(unaudited)
Net income	$60.0	$6.5	$113.2	$5.7
Other comprehensive (loss)/income, net of tax:
Foreign currency adjustments:
Foreign currency translation (loss)/gain arising during the period	(4.4)	1.2	(5.4)	0.9
Total foreign currency translation adjustments	(4.4)	1.2	(5.4)	0.9
Derivative instruments:
Unrealized hedging (losses)/gains, net of tax of less than $(0.1), zero, zero, and less than $0.1	(0.1)	—	—	0.1
Reclassification of deferred hedging gains included in net income, net of tax of zero, less than $0.1, zero and zero	—	0.1	—	—
Total derivative instruments, net of tax of $(0.1), less than $0.1, zero, and less than $0.1	(0.1)	0.1	—	0.1
Other comprehensive (loss)/income, net of tax	(4.5)	1.3	(5.4)	1.0
Comprehensive income	$55.5	$7.8	$107.8	$6.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	June 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$49.0	$113.0
Trade receivables, net of allowance of approximately $0.3 in 2022 and $0.3 in 2021	132.8	96.4
Inventories, net	156.3	134.6
Prepaid and other current assets	48.2	55.3
Total current assets	386.3	399.3
Investments	421.3	27.2
Property, plant and equipment, net of accumulated depreciation of $248.0 in 2022 and $243.0 in 2021	803.2	677.9
Deferred income taxes	0.6	0.9
Right of use assets - operating leases, net	5.5	6.3
Other assets	104.5	90.9
Total assets	$1,721.4	$1,202.5
LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$13.5	$—
Accounts payable, trade and other	82.9	65.4
Accrued and other liabilities	49.4	61.8
Operating lease liabilities - current	1.1	1.1
Income taxes	1.9	3.0
Total current liabilities	148.8	131.3
Long-term debt	241.2	240.4
Operating lease liabilities - long-term	4.5	5.4
Environmental liabilities	5.7	5.6
Deferred income taxes	24.9	12.7
Other long-term liabilities	16.2	11.7
Commitments and contingent liabilities (Note 13)	—	—
Total current and long-term liabilities	441.3	407.1
Equity
Common stock; $0.001 par value; 2 billion shares authorized; 179,374,126 and 161,791,602 shares issued; 179,270,450 and 161,689,984 outstanding as of June 30, 2022 and December 31, 2021, respectively	0.1	0.1
Capital in excess of par value of common stock	1,155.1	778.1
Retained earnings	174.1	60.9
Accumulated other comprehensive loss	(48.3)	(42.9)
Treasury stock, at cost; 103,676 and 101,618 shares as of June 30, 2022 and December 31, 2021, respectively	(0.9)	(0.8)
Total equity	1,280.1	795.4
Total liabilities and equity	$1,721.4	$1,202.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021
(in Millions)	(unaudited)
Cash provided by operating activities:
Net income	$113.2	$5.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12.8	12.5
Restructuring and other charges/(income)	4.3	(0.7)
Deferred income taxes	12.5	(3.0)
Separation-related income	(0.3)	(0.1)
Share-based compensation	3.4	2.6
Change in investments in trust fund securities	(0.2)	0.1
Loss on disposal of assets	0.1	—
Deferred financing fees amortization	—	0.3
Equity in net loss of unconsolidated affiliate	4.9	2.7
Other gain, Blue Chip Swap	(22.2)	—
Changes in operating assets and liabilities:
Trade receivables, net	(40.7)	(6.8)
Inventories	(25.1)	0.9
Accounts payable, trade and other	19.5	3.5
Changes in deferred compensation	0.8	1.1
Income taxes	(1.1)	0.7
Change in prepaid and other current assets and other assets	(7.9)	16.9
Change in accrued and other current and long-term liabilities	(12.8)	(5.8)
Cash provided by operating activities	61.2	30.6
Cash used in investing activities:
Capital expenditures(1)	(136.6)	(40.4)
Investments in Livent NQSP securities	(0.7)	(1.1)
Proceeds from Blue Chip Swap, net of purchases	22.2	—
Investment in unconsolidated affiliate	(8.0)	—
Other investing activities	(1.0)	(1.2)
Cash used in investing activities	(124.1)	(42.7)
Cash provided by financing activities:
Proceeds from Revolving Credit Facility	—	39.5
Repayments of Revolving Credit Facility	—	(75.1)
Proceeds from Offering	—	261.6
Payments of underwriting fees and expenses - Offering	—	(9.3)
Proceeds from issuance of common stock - incentive plans	0.3	0.2
Purchases of treasury stock - Livent NQSP	(0.1)	—
Cash provided by financing activities	0.2	216.9
Effect of exchange rate changes on cash and cash equivalents	(1.3)	0.2
(Decrease)/increase in cash and cash equivalents	(64.0)	205.0
Cash and cash equivalents, beginning of period	113.0	11.6
Cash and cash equivalents, end of period	$49.0	$216.6

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended June 30,
	2022	2021
Supplemental Disclosure for Cash Flow:	(unaudited)
Cash payments/(refunds) for income taxes, net of refunds	$24.4	$(0.4)
Cash payments for interest (1)	$6.1	$7.3
Cash (receipts)/payments for Restructuring and other charges	$(0.4)	$3.0
Cash payments for Separation-related charges	$0.6	$0.6
Accrued capital expenditures	$34.5	$6.7
Accrued transaction costs - investment in unconsolidated affiliate	$9.7	$—
Non-cash investment in unconsolidated affiliates	$387.1	$2.6
Operating lease right-of-use assets and lease liabilities recorded for ASC 842	$—	$2.1
____________________
1.For the six months ended June 30, 2022, and 2021 $8.0 million and $7.7 million of interest expense was capitalized, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(in Millions Except Per Share Data)	Common Stock, $0.001 Per Share Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2020	$0.1	$520.9	$60.3	$(44.4)	$(0.7)	$536.2
Net loss	—	—	(0.8)	—	—	(0.8)
Stock compensation plans	—	1.2	—	—	—	1.2
Exercise of stock options	—	0.2	—	—	—	0.2
Shares withheld for taxes - common stock issuances	—	(0.8)	—	—	—	(0.8)
Net purchases of treasury stock - Livent NQSP	—	—	—	—	(0.1)	(0.1)
Foreign currency translation adjustments	—	—	—	(0.3)	—	(0.3)
Balance, March 31, 2021	$0.1	$521.5	$59.5	$(44.7)	$(0.8)	$535.6
Net income	—	—	6.5	—	—	6.5
Stock compensation plans	—	1.4	—	—	—	1.4
Net hedging gains, net of income tax	—	—	—	0.1	—	0.1
Foreign currency translation adjustments	—	—	—	1.2	—	1.2
Issuance of common stock - Offering	—	252.3	—	—	—	252.3
Balance, June 30, 2021	$0.1	$775.2	$66.0	$(43.4)	$(0.8)	$797.1

Balance, December 31, 2021	$0.1	$778.1	$60.9	$(42.9)	$(0.8)	$795.4
Net income	—	—	53.2	—	—	53.2
Stock compensation plans	—	1.7	—	—	—	1.7
Exercise of stock options	—	0.1	—	—	—	0.1
Shares withheld for taxes - common stock issuances	—	(0.5)	—	—	—	(0.5)
Net hedging gains, net of income tax	—	—	—	0.1	—	0.1
Foreign currency translation adjustments	—	—	—	(1.0)	—	(1.0)
Balance, March 31, 2022	$0.1	$779.4	$114.1	$(43.8)	$(0.8)	$849.0
Net income	—	—	60.0	—	—	60.0
Stock compensation plans	—	1.8	—	—	—	1.8
Issuance of common stock - QLP Merger	—	373.9	—	—	—	373.9
Exercise of stock options	—	0.2	—	—	—	0.2
Shares withheld for taxes - common stock issuances	—	(0.2)	—	—	—	(0.2)
Reclassification of deferred hedging gains, net of income tax	—	—	—	(0.1)	—	(0.1)
Net purchases of treasury stock - Livent NQSP	—	—	—	—	(0.1)	(0.1)
Foreign currency translation adjustments	—	—	—	(4.4)	—	(4.4)
Balance, June 30, 2022	$0.1	$1,155.1	$174.1	$(48.3)	$(0.9)	$1,280.1

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
Note 2: Principal Accounting Policies and Related Financial Information
The accompanying condensed consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted from these interim financial statements. The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our condensed consolidated financial position as of June 30, 2022 and December 31, 2021, the condensed consolidated results of operations for the six months ended June 30, 2022 and 2021, and the condensed consolidated cash flows for the six months ended June 30, 2022 and 2021. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These statements, therefore, should be read in conjunction with the annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Annual Report on Form 10-K").
Blue Chip Swap. Our wholly owned subsidiary in Argentina uses the U.S. dollar as their functional currency. Argentina peso-denominated monetary assets and liabilities are remeasured at each balance sheet date to the official currency exchange rate then in effect which represents the exchange rate available for external commerce (import payments and export collections) and financial payments, with currency remeasurement and other transaction gains and losses recognized in earnings. In September 2019, the President of Argentina reinstituted exchange controls restricting foreign currency purchases in an attempt to stabilize Argentina’s financial markets. As a result, a legal trading mechanism known as the Blue Chip Swap emerged in Argentina for all individuals or entities to transfer U.S. dollars out of and into Argentina. The Blue Chip Swap rate is the implicit exchange rate resulting from the Blue Chip Swap transaction. Recently, the Blue Chip Swap rate has diverged significantly from Argentina’s official rate due to the economic environment. During the first half of 2022, to support our capital expansion projects, we transferred U.S. dollars into Argentina through the Blue Chip Swap method whereby our wholly owned Delaware subsidiary, MDA Lithium Holdings LLC, realized a cash gain from the purchase in U.S. dollars and sale in Argentina pesos of Argentina Sovereign U.S. dollar-denominated bonds. The cash gain of U.S. $8.2 million and $22.2 million for the three and six months ended June 30, 2022, respectively, was recorded to Other gain in our condensed consolidated statement of operations.
Performance-Based Restricted Stock Unit ("PRSU") Awards. The Company granted approximately sixty-three thousand PRSUs ("2022 PRSUs") to key employees on February 23, 2022, as authorized under the provisions of the Livent Corporation 2018 Incentive Compensation and Stock Plan. The number of PRSUs ultimately earned will be based on Livent's Total Shareholder Return ("TSR") relative to the TSR of the companies in the Russell 3000 Chemical Supersector Index over a three year performance period from January 1, 2022 through December 31, 2024 (the "Performance Period"). The final number of PRSUs earned will range from 0% to 200% of the number of PRSUs granted based on the Company's relative TSR performance over the Performance Period.
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

Note 4: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas (based on product destination) and by product categories. The following table provides information about disaggregated revenue by major geographical region:

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
North America (1) (2)	$41.2	$15.0	$62.5	$28.3
Latin America	1.1	—	1.1	—
Europe, Middle East & Africa	32.0	14.2	46.7	31.7
Asia Pacific (1) (2)	144.4	73.0	251.9	133.9
Total Revenue	$218.7	$102.2	$362.2	$193.9
1.During the three months ended June 30, 2022, countries with sales in excess of 10% of combined revenue consisted of Japan, the U.S., and China. Sales for the three months ended June 30, 2022 for Japan, the U.S., and China totaled $54.2 million, $39.6 million, $64.6 million, respectively. During the six months ended June 30, 2022, countries with sales in excess of 10% of combined revenue consisted of Japan, the U.S., and China. Sales for the six months ended June 30, 2022 for Japan, the U.S., and China totaled $84.8 million, $60.5 million, $123.8 million, respectively. During the three months ended June 30, 2021, countries with sales in excess of 10% of combined revenue consisted of Japan, South Korea, the U.S. and China. Sales for the three months ended June 30, 2021 for Japan, South Korea, the U.S. and China totaled $23.9 million, $19.4 million, $14.7 million and $26.2 million, respectively. During the six months ended June 30, 2021, countries with sales in excess of 10% of combined revenue consisted of Japan, South Korea, the U.S. and China. Sales for the six months ended June 30, 2021 for Japan, South Korea, the U.S. and China totaled $40.6 million, $30.5 million ,$27.8 million and $53.3 million, respectively.
2.In the fourth quarter of 2021, we reclassified certain revenue from the nine months ended September 30, 2021 from North America to Asia Pacific to present revenue based on product destination.

For the three months ended June 30, 2022, one customer accounted for approximately 21% of total revenue and our 10 largest customers accounted in aggregate for approximately 63% of total revenue. For the three months ended June 30, 2021, one customer accounted for approximately 36% of total revenue and our 10 largest customers accounted in aggregate for approximately 70% of total revenue. For the six months ended June 30, 2022, one customer accounted for approximately 23% of total revenue and our 10 largest customers accounted in aggregate for approximately 63% of total revenue. For the six

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
months ended June 30, 2021, one customer accounted for approximately 36% of total revenue and our 10 largest customers accounted in aggregate for approximately 67% of total revenue. A loss of any material customer could have a material adverse effect on our business, financial condition and results of operations.

The following table provides information about disaggregated revenue by major product category:

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lithium Hydroxide	$113.6	$59.8	$181.1	$109.7
Butyllithium	81.2	22.9	114.9	48.7
High Purity Lithium Metal and Other Specialty Compounds	16.7	9.0	30.1	17.9
Lithium Carbonate and Lithium Chloride	7.2	10.5	36.1	17.6
Total Revenue	$218.7	$102.2	$362.2	$193.9

Contract asset and contract liability balances
The following table presents the opening and closing balances of our receivables, net of allowances. As of June 30, 2022 and December 31, 2021, there were no significant contract liabilities recorded in the consolidated balance sheets.

(in Millions)	Balance as of June 30, 2022	Balance as of December 31, 2021	Increase
Receivables from contracts with customers, net of allowances	$132.8	$96.4	$36.4

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
Performance obligations
Occasionally, we may enter into multi-year take or pay supply agreements with customers. The aggregate amount of revenue expected to be recognized related to these contracts’ performance obligations that are unsatisfied or partially unsatisfied is approximately $763 million in the next three years. These approximate revenues do not include amounts of variable consideration attributable to contract renewals or contract contingencies. Based on our past experience with the customers under these arrangements, we expect to continue recognizing revenue in accordance with the contracts as we transfer control of the product to the customer. However, in the case a shortfall of volume purchases occurs, we will recognize the amount payable by the customer over the remaining performance obligations in the contract.
On July 25, 2022 we entered into a long-term supply agreement with a customer to deliver battery-grade lithium hydroxide over six years between 2025 and 2030. The contract includes an advance payment from the customer of $198 million, payable within 60 days of signing. Revenue will be recognized as volumes are delivered. Any unrecognized deferred revenue is refundable if the agreement is terminated for any reason.

Note 5: Inventories, Net
Inventories consisted of the following:

(in Millions)	June 30, 2022	December 31, 2021
Finished goods	$44.8	$52.2
Semi-finished goods	62.1	43.6
Raw materials, supplies, and other	49.4	38.8
Inventory, net	$156.3	$134.6

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 6: Investments
On June 6, 2022, Livent closed on the Transaction Agreement and Plan of Merger (the "QLP Merger") with The Pallinghurst Group ("Pallinghurst") to provide Livent with a direct 50% ownership interest in the Nemaska Project, a fully integrated lithium chemical asset located in Québec, Canada that is not yet in commercial production. The Company issued 17,500,000 shares of its common stock to acquire the remaining 50% share of Québec Lithium Partners (UK) Limited ("QLP") previously owned by Pallinghurst and certain of its investors. Upon consummation of the QLP Merger, Livent recorded an Investment of $387.1 million, Cash and cash equivalents of $0.3 million and Short-term debt of $13.5 million, representing QLP's equity method investment in the Nemaska Project, cash on hand, and debt, respectively, with a corresponding increase to additional paid in capital of $373.9 million in its consolidated balance sheet. Livent now owns a 50% equity interest in the Nemaska Project through its ownership of QLP. The Canadian government, through Investissement Québec (“IQ”), will continue to own the remaining 50% interest in the Nemaska Project.
The Company accounts for the investment in the Nemaska Project as an equity method investment on a one-quarter lag basis and it is included in Investments in our condensed consolidated balance sheets. For the three and six months ended June 30, 2022, we recorded a $2.7 million and $4.9 million loss, respectively, related to our equity interest in the Nemaska Project to Equity in net loss of unconsolidated affiliate in our condensed consolidated statement of operations. The carrying amount of our equity interest in the Nemaska Project was $418.0 million (representing our 50% direct interest) and $23.8 million (representing our 25% indirect interest) as of June 30, 2022 and December 31, 2021, respectively.

Note 7: Restructuring and Other Charges
The following table shows other charges included in "Restructuring and other charges" in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2022	2021	2022	2021
Restructuring charges:
Severance-related and exit costs (1)	$—	$0.1	$0.5	$0.1
Other charges:
Environmental remediation (2)	0.1	0.1	0.2	0.2
Other (3)	2.8	1.8	3.2	2.0
Total Restructuring and other charges	$2.9	$2.0	$3.9	$2.3
___________________
1.The six months ended June 30, 2022 includes severance costs for management changes at certain administrative facilities.
2.There is one environmental remediation site in Bessemer City, North Carolina.
3.Three and six months ended June 30, 2022 and 2021 consists primarily of transaction-related legal fees and miscellaneous nonrecurring transactions.

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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Provision for income taxes for the three and six months ended June 30, 2022 was $30.2 million and $34.9 million resulting in an effective tax rate of 33.5% and 23.6%, respectively. Provision for income taxes for the three and six months ended June 30, 2021 was a benefit of $(2.5) million and $(1.6) million resulting in a negative effective tax rate of (62.5)% and (39.0)%, respectively.

Note 9: Debt
Long-term debt
Long-term debt consists of the following:

	Interest Rate Percentage			Maturity Date	June 30, 2022	December 31, 2021
(in Millions)	LIBOR borrowings	Base rate borrowings
Revolving Credit Facility (1)	4.04%	6.0%		2023	$—	$—
Deferred Payment Note			8.0%	2022	13.5	—
4.125% Convertible Senior Notes due 2025			4.125%	2025	245.8	245.8
Transaction costs - 2025 Notes					(4.6)	(5.4)
Subtotal long-term debt (including current maturities)					254.7	240.4
Less current maturities					(13.5)	—
Total long-term debt					$241.2	$240.4
______________________________
1.As of June 30, 2022 and December 31, 2021, there were $14.5 million in letters of credit outstanding under our Revolving Credit Facility and $385.5 million available funds as of June 30, 2022 and December 31, 2021. Fund availability is subject to the Company meeting its debt covenants.
Deferred Payment Note ("QLP Note")
Prior to becoming our wholly owned subsidiary pursuant to the QLP Merger, on November 26, 2020, QLP entered into the QLP Note to defer $12.5 million of its investment commitment for its 50% share of the Nemaska Project. Upon our acquisition of the remaining share of QLP in June 2022, the QLP Note became the sole liability of Livent. The QLP Note, payable to Nemaska Lithium Shawinigan Transformation Inc., matures on November 26, 2022, is classified as Current portion of long-term debt in our consolidated balance sheets and earns coupon interest at an annual rate of 8%, compounded to the principal monthly, for the first twelve months. This interest is payable at the maturity date, along with the principal. From November 26, 2021, interest on the note accrues and is payable monthly.
2025 Notes
In the second quarter of 2022, the holders of the 2025 Notes were notified that the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, June 30, 2022 was greater than or equal to 130% of the conversion price on each trading day, and as a result, the holders have the option to convert all or any portion of their 2025 Notes through September 30, 2022. The 2025 Notes are classified as long-term debt.
The Company recognized noncash interest related to the amortization of transaction costs of $0.4 million and $0.8 million, all of which was capitalized, for the three and six months ended June 30, 2022, respectively. The Company recorded $2.5 million and $5.1 million of accrued interest expense related to the principal amount for the three and six months ended June 30, 2022, respectively.
Revolving Credit Facility
The carrying value of our deferred financing costs was $1.1 million as of June 30, 2022.
Covenants
The Credit Agreement contains certain affirmative and negative covenants that are binding on us and our subsidiary, Livent USA Corp., as borrowers (the "Borrowers") and their subsidiaries, including, among others, restrictions (subject to exceptions and qualifications) on the ability of the Borrowers and their subsidiaries to create liens, to undertake fundamental changes, to

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of their businesses, to enter into transactions with affiliates and to enter into certain burdensome agreements. Furthermore, the Borrowers are subject to financial covenants regarding leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our maximum allowable first lien leverage ratio is 3.5 as of June 30, 2022. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all requirements of the covenants as of June 30, 2022.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 10: Equity
As of June 30, 2022 and December 31, 2021, we had 2 billion shares of common stock authorized. The following is a summary of Livent's common stock issued and outstanding:

	Issued	Treasury	Outstanding
Balance as of December 31, 2021	161,791,602	(101,618)	161,689,984
RSU awards	63,522	—	63,522
Stock option awards	19,002	—	19,002
Purchases of treasury stock - NQSP	—	(2,058)	(2,058)
Issuance of common stock	17,500,000	—	17,500,000
Balance as of June 30, 2022	179,374,126	(103,676)	179,270,450
On June 6, 2022, the Company closed on the QLP Merger and issued 17,500,000 shares of its common stock, par value $0.001 per share, in a private placement as consideration to acquire the remaining 50% share of QLP previously owned by Pallinghurst and certain of its investors. See Note 6 for details.

Accumulated other comprehensive loss

Summarized below is the roll forward of accumulated other comprehensive loss, net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Total
Accumulated other comprehensive loss, net of tax as of December 31, 2021	$(43.1)	$0.2	$(42.9)
Other comprehensive losses before reclassifications	(5.4)	—	(5.4)
Accumulated other comprehensive loss, net of tax as of June 30, 2022	$(48.5)	$0.2	$(48.3)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Total
Accumulated other comprehensive loss, net of tax as of December 31, 2020	$(44.4)	$—	$(44.4)
Other comprehensive gain before reclassifications	0.9	0.1	1.0
Accumulated other comprehensive loss, net of tax as of June 30, 2021	$(43.5)	$0.1	$(43.4)
1.See Note 12 for more information.
Reclassifications of accumulated other comprehensive loss
Hedging gains reclassified from accumulated other comprehensive loss for the three and six months ended June 30, 2022 were $0.1 million, net of provision for income taxes of less than $0.1 million. We did not have any open derivative positions for the three and six months ended June 30, 2021.
Dividends
For the three and six months ended June 30, 2022 and 2021, we paid no dividends. We do not expect to pay any dividends in the foreseeable future.

Note 11: Earnings Per Share
Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$60.0	$6.5	$113.2	$5.7
Adjustment for interest on 2025 Notes, net of tax (1)	—	—	—	0.2
Net income after assumed conversion of 2025 Notes (1)	$60.0	$6.5	$113.2	$5.9

Denominator:
Weighted average common shares outstanding - basic	166.6	148.7	164.2	147.6
Dilutive share equivalents from share-based plans	1.8	1.2	1.7	1.3
Dilutive share equivalents from 2025 Notes	28.1	28.1	28.1	28.1
Weighted average common shares outstanding - diluted	196.5	178.0	194.0	177.0

Basic earnings per common share:
Net income per weighted average share - basic	$0.36	$0.04	$0.69	$0.04
Diluted earnings per common share:
Net income per weighted average share - diluted	$0.31	$0.04	$0.58	$0.03
1.For the three and six months ended June 30, 2022 and for the three months ended June 30, 2021, all of the interest for the 2025 Notes was capitalized.
Anti-dilutive stock options
For the three and six months ended June 30, 2022, none of the outstanding options to purchase shares of our common stock were anti-dilutive. For the three and six months ended June 30, 2021, options to purchase 542,760 shares of our common stock at an average exercise price of $20.35 per share were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock for the three and six months ended June 30, 2021.

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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
The estimated fair value and the carrying amount of debt was $756.4 million and $259.3 million, respectively, as of June 30, 2022. Our 2025 Notes are classified as Level 2 in the fair value hierarchy.
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
We recognize all derivatives on the balance sheet at fair value. On the date we enter into the derivative instrument, we generally designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in accumulated other comprehensive loss ("AOCL") changes in the fair value of derivatives that are designated as and meet all the required criteria for, a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In contrast we immediately record in earnings changes in the fair value of derivatives that are not designated as cash flow hedges. As of June 30, 2022, we had open foreign currency forward contracts in AOCL in a net after-tax gain position of $0.2 million designated as cash flow hedges of underlying forecasted sales and purchases. As of June 30, 2022 we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $50.6 million.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
A net after-tax gain of $0.2 million, representing open foreign currency exchange contracts, will be realized in earnings during the year ending December 31, 2022 if spot rates in the future are consistent with market rates as of June 30, 2022. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the condensed consolidated statements of operations.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $68.6 million as of June 30, 2022.
Fair Value of Derivative Instruments.
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

June 30, 2022
Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges
Derivative assets
Foreign exchange contracts	$0.8
Total derivative assets	0.8
Derivative liabilities
Foreign exchange contracts	0.6
Total derivative liabilities	0.6
Net derivative assets	$0.2

December 31, 2021
Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges
Derivatives
Foreign exchange contracts	$0.2
Total derivative assets	0.2
Net derivative assets	$0.2

Derivatives in Cash Flow Hedging Relationships
The following tables summarize the losses related to our cash flow hedges and derivatives not designated as cash flow hedging instruments. For the three months ended March 31, 2021, we did not have any open derivative cash flow hedge contracts.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Total Foreign Exchange Contracts
Accumulated other comprehensive income, net of tax as of December 31, 2021	$0.2
Unrealized hedging gains, net of tax	0.1
Total derivatives instruments impact on comprehensive income, net of tax	0.1
Accumulated other comprehensive income, net of tax as of March 31, 2022	$0.3
Reclassification of deferred hedging gains, net of tax	(0.1)
Total derivatives instruments impact on comprehensive income, net of tax	(0.1)
Accumulated other comprehensive income, net of tax at June 30, 2022	$0.2

(in Millions)	Total Foreign Exchange Contracts
Accumulated other comprehensive income, net of tax as of March 31, 2021	$—
Unrealized hedging gains, net of tax	0.1
Total derivatives instruments impact on comprehensive income, net of tax	$0.1
Accumulated other comprehensive income, net of tax at June 30, 2021	$0.1
Derivatives Not Designated as Cash Flow Hedging Instruments

	Location of Loss Recognized in Income on Derivatives	Amount of Pre-tax Loss Recognized in Income on Derivatives (1)
		Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)		2022	2021	2022	2021
Foreign Exchange contracts	Cost of sales (2)	$(2.3)	$(0.2)	$(3.9)	$(0.8)
Total		$(2.3)	$(0.2)	$(3.9)	$(0.8)
____________________
1.Amounts represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.
2.A loss of $0.1 million and $0.2 million related to intercompany loan hedges is included in Restructuring and other charges in the consolidated statement of operations for the three and six months ended June 30, 2022, respectively. A loss of $0.1 million and $0.2 million related to intercompany loan hedges is included in Restructuring and other charges in the consolidated statement of operations for the three and six months ended June 30, 2021, respectively

Fair Value Measurements
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

(in Millions)	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$3.3	$3.3	$—	$—
Total Assets	$3.3	$3.3	$—	$—

Liabilities
Deferred compensation plan obligation (2)	$5.7	$5.7	$—	$—
Total Liabilities	$5.7	$5.7	$—	$—

(in Millions)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$3.4	$3.4	$—	$—
Total Assets	$3.4	$3.4	$—	$—

Liabilities
Deferred compensation plan obligation (2)	$5.9	$5.9	$—	$—
Total Liabilities	$5.9	$5.9	$—	$—
____________________
1.Balance is included in “Investments” in the condensed consolidated balance sheets. Livent NQSP investments in Livent common stock are recorded as "Treasury stock" in the condensed consolidated balance sheets and carried at historical cost. A mark-to-market gain of $0.4 million and $0.2 million was recorded for the three and six months ended June 30, 2022, respectively, related to the Livent common stock. The mark-to-market losses were recorded in "Selling, general and administrative expense" in the condensed consolidated statement of operations, with a corresponding offset to the deferred compensation plan obligation in the condensed consolidated balance sheets.
2.Balance is included in “Other long-term liabilities” in the condensed consolidated balance sheets.

Note 13: Commitments and Contingencies
Contingencies
We are a party to various legal proceedings, certain of these matters are discussed below. Livent records liabilities for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. As additional information becomes available, management adjusts its assessments and estimates. Legal costs are expensed as incurred.
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
Argentine Customs & Tax Authority Matters
Minera del Altiplano SA, our subsidiary in Argentina (“MdA”), has received notices from the Argentine Customs Authorities that they are conducting customs audits in Salta (for 2016 to 2017), Rosario (for 2016 and 2017), Buenos Aires and Ezeiza (for 2018 and 2019) regarding the export of Lithium Carbonate by MdA from each of those locations.
MdA was also notified from the Argentine Tax Authority of the start of transfer pricing audits for the periods 2017 and 2018.
During a part of this period, MdA was a subsidiary of FMC. However, the Company agreed to bear any possible liability for these types of matters under the terms of the Tax Matters Agreement that it entered into with FMC in connection with the Separation. A range of reasonably possible liabilities, if any, cannot be currently estimated by the Company.

Leases
All of our leases are operating leases as of June 30, 2022 and December 31, 2021. We have operating leases for corporate offices, manufacturing facilities, and land. Our leases have remaining lease terms of one to thirteen years. Quantitative disclosures about our leases are summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions, except for weighted-average amounts)	2022	2021	2022	2021
Lease Cost
Operating lease cost	$0.3	$0.4	$0.7	$0.6
Short-term lease cost	0.1	0.4	0.2	0.7
Variable lease cost	—	0.1	—	0.1
Total lease cost (1)	$0.4	$0.9	$0.9	$1.4
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$0.3	$0.6	$0.7	$1.1
__________________________
1.Lease expense is classified as "Selling, general and administrative expenses" in our condensed consolidated statements of operations.

As of June 30, 2022, our operating leases had a weighted average remaining lease term of 8.0 years and a weighted average discount rate of 4.9%.
The table below presents a maturity analysis of our operating lease liabilities for each of the next five years and a total of the amounts for the remaining years.

(in Millions)	Undiscounted cash flows
Remainder of 2022	$0.7
2023	1.2
2024	1.0
2025	1.1
2026	0.2
Thereafter	2.6
Total future minimum lease payments	6.8
Less: Imputed interest	(1.2)
Total	$5.6

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 14: Supplemental Information
The following tables present details of prepaid and other current assets, other assets, accrued and other current liabilities, and other long-term liabilities as presented on the condensed consolidated balance sheets:

(in Millions)	June 30, 2022	December 31, 2021
Prepaid and other current assets
Tax related items	$21.5	$17.7
Prepaid expenses	7.3	12.2
Argentina government receivable (1)	7.1	13.3
Other receivables	3.2	2.3
Bank Acceptance Drafts (2)	0.6	—
Derivative assets (Note 12)	0.8	0.2
Other current assets	7.7	9.6
Total	$48.2	$55.3

(in Millions)	June 30, 2022	December 31, 2021
Other assets
Argentina government receivable (1)	$71.5	$55.8
Advance to contract manufacturers (3)	15.9	16.0
Long-term raw materials inventory	1.6	4.9
Tax related items	3.8	1.3
Capitalized software, net	1.4	1.5
Other assets	10.3	11.4
Total	$104.5	$90.9
_________________
1.We conduct business in Argentina. As of June 30, 2022 and December 31, 2021, $39.2 million and $38.4 million, respectively, of outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables, was denominated in U.S. dollars. As with all outstanding receivable balances, we continually review recoverability by analyzing historical experience, current collection trends and regional business and political factors among other factors.
2.Bank Acceptance Drafts are a common Chinese finance note used to settle trade transactions. Livent accepts these notes from Chinese customers based on criteria intended to ensure collectability and limit working capital usage.
3.We record deferred charges for certain contract manufacturing agreements which we amortize over the term of the underlying contract.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	June 30, 2022	December 31, 2021
Accrued and other current liabilities
Accrued investment in unconsolidated affiliate	$—	$6.2
Accrued payroll	12.7	17.1
Plant restructuring reserves	3.2	3.2
Advance customer payments	4.0	—
Retirement liability - 401k	1.4	2.5
Derivative liabilities	0.6	—
Environmental reserves, current	0.6	0.5
Severance related	0.2	—
Other accrued and other current liabilities (1)	26.7	32.3
Total	$49.4	$61.8

(in Millions)	June 30, 2022	December 31, 2021
Other long-term liabilities
Deferred compensation plan obligation	$5.7	$5.9
Contingencies related to uncertain tax positions (2)	5.9	2.3
Self-insurance reserves	1.7	1.5
Asset retirement obligations	0.3	0.3
Other long-term liabilities	2.6	1.7
Total	$16.2	$11.7
____________________
1.Amounts primarily include accrued capital expenditures related to our expansion projects.
2.As of June 30, 2022, we have recorded a liability for uncertain tax positions of $5.5 million and a $0.4 million indemnification liability where the offsetting uncertain tax position is with FMC, per the tax matters agreement.

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
The continuing effects of the COVID-19 global pandemic, supply chain shortages and logistics disruptions, inflation, rising interest rates, increased energy costs and energy rationing in China, and economic and political instability in Argentina are factors that are impacting the Company. Restrictions intended to slow the spread of COVID-19 have led to and may continue to cause business and supply chain disruptions, volatility in global capital and financial markets (including inflation), and a global slowdown of economic activity.
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
Investors are cautioned to carefully consider the risk factors discussed in Part I, Item 1A of our 2021 Annual Report on Form 10-K.
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

Due to the COVID-19 pandemic, inflation and rising interest rates, there has been uncertainty and disruption in the global economy and financial markets. The estimates used for, but not limited to, revenue recognition and the collectability of trade receivables, impairment and valuation of long-lived assets, and income taxes could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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
Second Quarter 2022 Highlights
The following are the more significant developments in our business during the three months ended June 30, 2022:
•Revenue of $218.7 million for the three months ended June 30, 2022 increased $116.5 million, or approximately 114%, compared to $102.2 million for the three months ended June 30, 2021, primarily due to higher pricing across all of our products partially offset by a decrease in sales volumes.
•Net income of $60.0 million for the three months ended June 30, 2022 compared to net income of $6.5 million for the three months ended June 30, 2021 was primarily due to higher pricing across all of our products partially offset by a decrease in sales volumes, higher logistics, raw material and other operating costs, higher Restructuring and other charges, $2.7 million Equity in net loss of unconsolidated affiliate and an increase to income tax expense. The three months ended June 30, 2022 also includes a $8.2 million gain from our sale of Argentina Sovereign U.S. dollar-denominated bonds (see Note 2 for more information).
•Adjusted EBITDA of $95.0 million for the three months ended June 30, 2022 increased $79.0 million compared to $16.0 million for the three months ended June 30, 2021, primarily due to higher pricing across all of our products partially offset by a decrease in sales volumes and higher logistics, raw material and other operating costs.
COVID-19 Impacts
During the three months ended June 30, 2022, the Company has continued to respond to the disruptions caused by the COVID-19 pandemic, which is still negatively impacting our business, operations and financial performance.
Pursuant to its zero-COVID strategy, the government of China continues to enact emergency measures in certain geographic locations to stem the spread of COVID-19 and may enact new ones in other locations. We expect government measures and restrictions in China to continue to have a negative impact on the efficient operation of our facilities, toll manufacturers, supply chains and logistics. Disruptions and delays within our supply chain and logistics operations included problems and congestion at ports, difficulties with scheduling cargo ships, higher shipment and freight costs, additional warehouse costs due to shipment delays, lack of driver availability and fewer transportation options, and the restriction of movements by trucks. This has impacted our expansion work globally. In addition to delays, there have been increased costs due to slowdown of availability of materials.
Our uses of cash were impacted by the effects of COVID-19 during the three months ended June 30, 2022. We continue to use cash to purchase additional COVID-19 testing kits, personal protective equipment for our employees, such as masks and gloves, and for increased cleaning and disinfectant costs, additional medical personnel at our facilities, and increased personnel transportation costs.

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
Business Update
In addition to the inflation and supply chain disruptions to the global economy caused by, or as a consequence of, the COVID-19 pandemic, the global economy has been impacted by the conflict in Ukraine. This has exacerbated supply chain disruptions, increased our costs for energy and contributed to inflation in almost all of the markets where we operate. The lasting effects of the war in Ukraine are still unknown.
From an operational standpoint, we continue to identify potential new suppliers and logistics providers as global supply chain challenges continue and adversely impact our business. This includes potential new suppliers of chemicals and packaging, and air freight companies when required so that we may deliver product to our customers in a timely manner. We have altered global production schedules to meet changes in customer demand, supply and logistics challenges. We are also observing tightness in the local labor markets in almost all of the geographic locations where we operate (e.g., competition for workers, fewer applicants, and higher wages) and delays in procurement of longer lead time equipment. This may impact us and our expansion efforts, our customers and suppliers in the future. We continue to be subject to strict quality requirements from our customers.
Our operations in Argentina are subject to their own unique challenges. Argentina is experiencing high inflation, high natural gas prices and social and labor unrest. There is increasing pressure from federal and provincial governments to obtain additional tax revenues and other concessions from private companies. A shortfall of foreign currency reserves has also led to currency restrictions, which in turn has placed severe limits on imports, including certain materials for our operations and expansion project. The tight capital controls have created alternative markets for dollars, which has led to a steep divergence between official and unofficial exchange rates. This gap in the exchange rate has created a destabilizing environment for the Argentinian peso and makes it difficult to know the true worth of local goods.
Customers in the EV manufacturing industry are currently experiencing or have recently experienced their own supply chain constraints and problems, including semiconductor chip shortages and multi-week shutdowns of OEMs and their suppliers in China. Supplier disruptions driven by a number of factors are expected to continue and add volatility and uncertainty to the overall EV supply chain, which may adversely impact our business. This and similar supply chain disruptions experienced by our customers could cause delays in their demand for our high performance lithium compounds, further adversely impacting our business and growth plans.
The material matters that management is currently monitoring are: the health and safety of our employees; our expansion efforts globally; the future development of the Nemaska Project; the supply and demand balance of battery-grade lithium in the global marketplace; COVID-19 and its impact on our operations and the global supply chain; inflation and rising interest rates and the negative impact they may have on our customers and key end markets such as EV sales; the prospect of a recession in the U.S. and elsewhere, and its impact on EV sales; global supply chain and logistics issues; political and economic instability in Argentina; and, global energy supply concerns.
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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in Millions)	(unaudited)
Revenue	$218.7	$102.2	$362.2	$193.9
Cost of sales	116.2	81.8	199.8	160.2
Gross margin	102.5	20.4	162.4	33.7
Selling, general and administrative expenses	13.8	11.7	25.6	22.4
Research and development expenses	0.8	0.7	1.7	1.4
Restructuring and other charges	2.9	2.0	3.9	2.3
Separation-related costs	0.3	0.6	0.4	0.5
Total costs and expenses	134.0	96.8	231.4	186.8
Income from operations before equity in net loss of unconsolidated affiliate, interest expense, net and other gain	84.7	5.4	130.8	7.1
Equity in net loss of unconsolidated affiliate	2.7	1.4	4.9	2.7
Interest expense, net	—	—	—	0.3
Other gain	(8.2)	—	(22.2)	—
Income from operations before income taxes	90.2	4.0	148.1	4.1
Income tax expense/(benefit)	30.2	(2.5)	34.9	(1.6)
Net income	$60.0	$6.5	$113.2	$5.7

In addition to net income, as determined in accordance with U.S. GAAP, we evaluate operating performance using certain Non-GAAP measures such as EBITDA, which we define as net income plus interest expense, net, income tax expense, and depreciation and amortization; and Adjusted EBITDA, which we define as EBITDA adjusted for Argentina remeasurement losses, Argentina interest income, restructuring and other charges, separation-related costs, COVID-19 related costs, gain from sale of Argentina Sovereign U.S. dollar-denominated bonds and other loss. Management believes the use of these Non-GAAP measures allows management and investors to compare more easily the financial performance of its underlying business from period to period. The Non-GAAP information provided may not be comparable to similar measures disclosed by other companies because of differing methods used by other companies in calculating EBITDA and Adjusted EBITDA. These measures should not be considered as a substitute for net income or other measures of performance or liquidity reported in accordance with U.S. GAAP. The following table reconciles EBITDA and Adjusted EBITDA from net income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2022	2021	2022	2021
Net income	$60.0	$6.5	$113.2	$5.7
Add back:
Interest expense, net	—	—	—	0.3
Income tax expense/(benefit)	30.2	(2.5)	34.9	(1.6)
Depreciation and amortization	6.4	6.3	12.8	12.5
EBITDA (Non-GAAP)	96.6	10.3	160.9	16.9
Add back:
Argentina remeasurement losses (a)	0.8	1.0	1.8	3.3
Restructuring and other charges (b)	2.9	2.0	3.9	2.3
Separation-related costs (c)	0.3	0.6	0.4	0.5
COVID-19 related costs (d)	0.7	1.4	1.5	2.3
Other loss (e)	1.9	0.7	3.5	1.8
Subtract:
Blue Chip Swap gain (f)	(8.2)	—	(22.2)	—
Argentina interest income (g)	—	—	(1.5)	—
Adjusted EBITDA (Non-GAAP)	$95.0	$16.0	$148.3	$27.1
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
b.We continually perform strategic reviews and assess the return on our business. This sometimes results in management changes or in a plan to restructure the operations of our business. As part of these restructuring plans, demolition costs and write-downs of long-lived assets may occur. The six months ended June 30, 2022 includes $0.5 million of severance costs for management changes at certain administrative facilities and $0.4 million for miscellaneous nonrecurring costs. The three and six months ended June 30, 2022 and 2021 includes transaction related legal fees (see Note 7 for more information).
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
e.The three and six months ended June 30, 2022 and 2021 represents our ownership interest (which was 25% prior to June 6, 2022) in certain project-related costs, interest expense and transaction costs incurred for the Nemaska Project, all included in Equity in net loss of unconsolidated affiliate in our condensed consolidated statement of operations. The Company accounts for its equity method investment in the Nemaska Project on a one quarter lag basis (see Note 6 for more information).
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
Three Months Ended June 30, 2022 vs. 2021
Revenue
Revenue of $218.7 million for the three months ended June 30, 2022 (the "2022 Quarter") increased by approximately 114%, or $116.5 million, compared to $102.2 million for the three months ended June 30, 2021 (the "2021 Quarter") primarily due to higher pricing across all of our products partially offset by a decrease in sales volumes.
Gross margin
Gross margin of $102.5 million for the 2022 Quarter increased by $82.1 million, or approximately 402%, versus $20.4 million for the 2021 Quarter. The increase in gross margin was primarily due to higher pricing across all of our products partially offset by a decrease in sales volumes and higher logistics, raw material and other operating costs.
Restructuring and other charges
Restructuring and other charges of $2.9 million for the 2022 Quarter increased by $0.9 million versus $2.0 million for the 2021 Quarter. Restructuring and other charges for the 2022 Quarter primarily consisted of transaction related legal fees. 2021 Quarter Restructuring and other charges consisted primarily of transaction related legal fees and miscellaneous nonrecurring transactions (see Note 7 for details).
Equity in net loss of unconsolidated affiliate
Equity in net loss of unconsolidated affiliate of $2.7 million and $1.4 million for the 2022 Quarter and 2021 Quarter, respectively, arises out of our ownership interest in the Nemaska Project (which was 25% prior to June 6, 2022) and the increase of $1.3 million represents certain project-related costs incurred by our unconsolidated affiliate (see Note 6 for details).
Interest expense, net
All $4.0 million and $3.9 million of our interest for the 2022 Quarter and 2021 Quarter, respectively, was capitalized.
Income tax expense/(benefit)
The increase in income tax expense to $30.2 million for the 2022 Quarter compared to the income tax benefit of $(2.5) million for the 2021 Quarter, was primarily due to an increase in income from operations, and the fluctuations in foreign currency impacts in Argentina of $12.5 million and ($0.3) for the 2022 Quarter and 2021 Quarter respectively. Within foreign currency impacts, Argentina tax law annually requires an increase to taxable income for inflationary adjustments in the period when the consumer price index fluctuates over a specific threshold, which was met in the 2022 Quarter. Additionally, the increase in income tax expense was partially offset by an increase in forecasted jurisdictional mix of earnings where the statutory rate is lower than the U.S. Federal statutory rate.
Net income
Net income of $60.0 million for the 2022 Quarter compared to net income of $6.5 million for the 2021 Quarter was primarily due to higher pricing across all of our products partially offset by a decrease in sales volumes, higher logistics, raw material and other operating costs, higher Restructuring and other charges, $2.7 million Equity in net loss of unconsolidated affiliate and an increase to income tax expense. The 2022 Quarter also includes a $8.2 million gain from our sale of Argentina Sovereign U.S. dollar-denominated bonds (see Note 2 for more information).

Six Months Ended June 30, 2022 vs. 2021
Revenue
Revenue of $362.2 million for the six months ended June 30, 2022 (the "2022 YTD") increased by approximately 87%, or $168.3 million, compared to $193.9 million for the six months ended June 30, 2021 (the "2021 YTD") primarily due to higher pricing across all of our products partially offset by a decrease in sales volumes.
Gross margin
Gross margin of $162.4 million for the 2022 YTD increased by $128.7 million, or approximately 382%, versus $33.7 million for the 2021 YTD. The increase in gross margin was primarily due to higher pricing across all of our products partially offset by a decrease in sales volumes and higher logistics, raw material and other operating costs.
Restructuring and other charges
Restructuring and other charges of $3.9 million for the 2022 YTD increased by $1.6 million versus $2.3 million for the 2021 YTD. Restructuring and other charges for the 2022 YTD included severance costs of $0.5 million for management changes at certain administrative facilities and transaction related legal fees. 2021 YTD Restructuring and other charges consisted primarily of transaction related legal fees and miscellaneous nonrecurring costs (see Note 7 for details).
Equity in net loss of unconsolidated affiliates
Equity in net loss of unconsolidated affiliates of $4.9 million and $2.7million for the 2022 YTD and 2021 YTD, respectively, arises out of our ownership interest in the Nemaska Project (which was 25% prior to June 6, 2022) and the increase of $2.2 million represents certain project-related costs incurred by our unconsolidated affiliate (see Note 6 for details).
Interest expense, net
All $8.0 million of our interest for the 2022 YTD was capitalized. Interest expense for the 2021 YTD is noncash amortization of transaction costs of $0.3 million related to the 2025 Notes which represents the excess interest over the amount of interest capitalized in accordance with U.S. GAAP for the 2021 YTD.
Income tax expense/(benefit)
The increase in income tax expense to $34.9 million for the 2022 YTD compared to the income tax benefit of $(1.6) million for the 2021 YTD, was primarily due to an increase in income from operations, and the fluctuations in foreign currency impacts in Argentina of $8.2 million and $(1.7) million for the 2022 YTD and the 2021 YTD, respectively. Within foreign currency impacts, Argentina tax law annually requires an increase to taxable income for inflationary adjustments in the period when the consumer price index fluctuates over a specific threshold, which was met in the 2022 Quarter. Additionally, the increase in income tax expense was partially offset by an increase in forecasted jurisdictional mix of earnings where the statutory rate is lower than the U.S. Federal statutory rate.
Net income
Net income of $113.2 million for the 2022 YTD compared to net income of $5.7 million for the 2021 YTD was primarily due to higher pricing across all of our products partially offset by a decrease in sales volumes, higher logistics, raw material and other operating costs, higher Restructuring and other charges, $4.9 million Equity in net loss of unconsolidated affiliate and an increase to income tax expense. The 2022 YTD also includes a $22.2 million gain from our sale of Argentina Sovereign U.S. dollar-denominated bonds (see Note 2 for more information)

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents as of June 30, 2022 and December 31, 2021, were $49.0 million and $113.0 million, respectively. Of the cash and cash equivalents balance as of June 30, 2022, $28.4 million were held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal. See Note 11, Part II, Item 8 of our 2021 Annual Report on Form 10-K for more information.
On July 25, 2022 we entered into a long-term supply agreement with a customer to deliver battery-grade lithium hydroxide over six years between 2025 and 2030. The contract includes an advance payment from the customer of $198 million, payable within 60 days of signing.
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
We had $259.3 million and $245.8 million debt outstanding as of June 30, 2022 and December 31, 2021, respectively. Our June 30, 2022 debt outstanding was comprised of our 2025 Notes and QLP Note because in June 2021 we used a portion of the net proceeds from the Offering to repay all amounts outstanding under our Revolving Credit Facility. Among other restrictions, our Revolving Credit Facility contains financial covenants applicable to Livent and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our maximum allowable first lien leverage ratio is 3.5 as of June 30, 2022. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all covenants as of June 30, 2022.
Statement of Cash Flows
Cash provided by operating activities was $61.2 million and $30.6 million for the 2022 YTD and 2021 YTD, respectively.
The increase in cash provided by operating activities for the 2022 YTD as compared to the cash provided by operating activities for the 2021 YTD was primarily driven by an increase in net income partially offset by an increase in inventories and trade receivables in the 2022 YTD compared to the 2021 YTD.
Cash used in investing activities was $(124.1) million and $(42.7) million for the 2022 YTD and 2021 YTD, respectively.
The increase in cash used in investing activities for the 2022 YTD compared to the 2021 YTD is primarily due to the ramping up of capital spending in the second half of 2021 and the 2022 YTD as Livent resumed its capital expansion work in Argentina and the U.S., resulting in a significant increase in capital expenditures for capacity expansion during 2022 YTD versus the 2021 YTD.
Cash provided by financing activities was $0.2 million and $216.9 million for the 2022 YTD and 2021 YTD, respectively.
Net cash proceeds from financing activities decreased in the 2022 YTD compared to the 2021 YTD because the Company did not draw upon its Revolving Credit Facility in the 2022 YTD. 2021 YTD consists primarily of net proceeds of $252.2 million from the Offering, partially offset by the repayment of the outstanding balance of our Revolving Credit Facility in June 2021.
Other potential liquidity needs
We plan to meet our liquidity needs through available cash, cash generated from operations, borrowings under the committed Revolving Credit Facility, and other potential working capital financing strategies that may be available to us. As of June 30, 2022, our remaining borrowing capacity under our Revolving Credit Facility, subject to meeting our debt covenants, is $385.5 million, including letters of credit utilization.
Our net leverage ratio is determined, in large part, by our ability to manage the timing and amount of our capital expenditures, which is within our control. It is also determined by our ability to achieve forecasted operating results and to pursue other working capital financing strategies that may be available to us, which is less certain and outside our control. In the first quarter of 2020, because of the significant practical constraints resulting from actions being taken by authorities around the word in response to the COVID-19 pandemic, the Company elected to suspend all capital expansion work globally. As of the second quarter of 2021, Livent resumed its capital expansion work in Argentina and the U.S. Based on this resumption, the Company estimates 2022 total capital spending to be $300 million to $340 million. This estimate has increased slightly since the beginning of the year as a result of accelerating work as Livent looks to progress multiple expansion opportunities.
We expect COVID-19 pandemic related impacts to continue in 2022. The Company remains focused on maintaining its financial flexibility and will continue to manage its cash flow and capital allocation decisions to navigate through this challenging environment.
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
Contractual Obligations and Commercial Commitments
Information related to our contractual commitments as of December 31, 2021 can be found in a table included within Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations within our 2021 Annual Report on Form 10-K. There have been no significant changes to our contractual commitments during the period ended June 30, 2022.
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
As of June 30, 2022, our net financial instrument position was a net asset of $0.2 million. In the second quarter of 2022, we placed foreign currency hedges for 2022 projected exposure.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10% change in the foreign currency exchange rates from their levels as of June 30, 2022 with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net asset position on consolidated balance sheets	Net liability position with 10% strengthening	Net asset position with 10% weakening
Net asset/(liability) position as of June 30, 2022	$0.2	$(5.4)	$4.4
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of June 30, 2022, we had no interest rate swap agreements.
Our debt portfolio as of June 30, 2022 is composed of fixed-rate and variable-rate debt; consisting of borrowings under our 2025 Notes and Revolving Credit Facility. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways. As of June 30, 2022, and for the six months ended June 30, 2022, we had no outstanding balances under the Revolving Credit Facility.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2022, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Shares
A summary of our repurchases of Livent's common stock for the three months ended June 30, 2022 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2022	152	$23.30	$—	$—
May 1 through May 31, 2022	126	$29.39	—	—
June 1 through June 30, 2022	156	$23.33	—	—
Total Q2 2022	434	$25.08	$—	$—

1.The trustee of the Livent NQSP reacquires shares of Livent common stock from time to time through open-market purchases relating to investments by employees in our common stock, one of the investment options available under the Livent NQSP. Such shares are held in a trust fund and recorded to Treasury stock in our condensed consolidated balance sheets.
2.We have no publicly announced stock repurchase programs.

ITEM 6.    EXHIBITS

3.1	Livent Certificate of Incorporation as amended June 2, 2022
10.1†	Executive Severance Guidelines, as amended August 1, 2022
*10.2
Transaction Agreement and Plan of Merger, dated as of May 2,2022, among Livent Corporation, Reach Mergeco Limited, Pallinghurst Lithium Limited, Pallinghurst GP Limited and The Pallinghurst Group General Partner Limited (Exhibit 2.1 to Current Report on Form 8-K filed on May 5, 2022)#

10.3	Amendment to the Merger Agreement, dated May 25, 2022
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code
101	Interactive Data File
104	The cover page from Livent Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL.
† Management contract or compensatory plan or arrangement
* Incorporated by reference
# Schedules to the Transaction Agreement and Plan of Merger have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant will furnish copies of any such schedules to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVENT CORPORATION (Registrant)

By:	/s/ GILBERTO ANTONIAZZI
Gilberto Antoniazzi, Vice President and Chief Financial Officer
Date: August 4, 2022