Form 10-Q
period 2022-09-30
Livent Corp.
filed 2022-11-03
CIK 1742924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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

☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).    YES  ☐    NO  ☒
As of September 30, 2022, there were 179,373,751 shares of Common Stock, $0.001 par value per share, outstanding.

LIVENT CORPORATION

Glossary of Terms
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2025 Notes	$245.75 million principal amount 4.125% Convertible Senior Notes due 2025.
ASU	Accounting Standards Update, under U.S. GAAP.
Credit Agreement	The Original Credit Agreement, as amended.
EAETR	Estimated annual effective tax rate
ESG	Environmental, social and governance
EV	Electric vehicle
FASB	Financial Accounting Standards Board
FMC	FMC Corporation
Livent NQSP	Livent Non-Qualified Savings Plan
Nemaska	Nemaska Lithium Shawinigan Transformation Inc., a subsidiary of Nemaska Lithium Inc., a Canadian lithium company based in Québec, Canada.
Nemaska Project	The ownership and operation of the business previously conducted by Nemaska, through a joint venture in which Livent owns a 50% equity interest through its ownership of QLP.
Offering
On June 15, 2021, the Company closed on the issuance of 14,950,000 shares of its common stock, par value $0.001 per share, at a public offering price of $17.50 per share, in an underwritten public offering. Total net proceeds from the offering were $252.2 million, after deducting underwriters' fees and offering expenses payable by the Company.

OEM	Original equipment manufacturer
Original Credit Agreement	On September 18, 2018, Livent Corporation entered into the credit agreement, which provided for a $400 million senior secured revolving credit facility.
PRSU	Performance-based restricted stock unit
QLP	Québec Lithium Partners (UK) Limited, a wholly owned subsidiary of Livent. QLP owns a 50% equity interest in the Nemaska Project.
QLP Merger
On June 6, 2022, Livent closed on the Transaction Agreement and Plan of Merger with The Pallinghurst Group to provide Livent with a direct 50% ownership interest in the Nemaska Project. Livent issued 17,500,000 shares of its common stock to acquire the remaining 50% share of Québec Lithium Partners (UK) Limited, previously owned by The Pallinghurst Group and certain of its investors.

QLP Note	On December 1, 2020, QLP was assigned a deferred payment note, dated November 26, 2020, by Nemaska in favor of OMF (Cayman) Co-VII Ltd., with initial principal amount of $12.5 million.
Revolving Credit Facility	Livent's $500 million senior secured revolving credit facility, amended and restated on September 1, 2022.
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
Separation	On October 15, 2018, Livent completed its initial public offering and sold 20 million shares of Livent common stock to the public at a price of $17.00 per share.
SOFR	Secured Overnight Financing Rate
TSR	Total Shareholder Return
U.S. GAAP	United States Generally Accepted Accounting Principles
VAT	Value-added tax

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in Millions, Except Per Share Data)	(unaudited)
Revenue	$231.6	$103.6	$593.8	$297.5
Cost of sales	112.2	85.3	312.0	245.5
Gross margin	119.4	18.3	281.8	52.0
Selling, general and administrative expenses	15.0	11.8	40.6	34.2
Research and development expenses	0.9	0.8	2.6	2.2
Restructuring and other charges	0.7	1.1	4.6	3.4
Separation-related costs	0.1	0.8	0.5	1.3
Total costs and expenses	128.9	99.8	360.3	286.6
Income from operations before equity in net loss of unconsolidated affiliate, interest expense, net, loss on debt extinguishment and other gain	102.7	3.8	233.5	10.9
Equity in net loss of unconsolidated affiliate	3.5	1.0	8.4	3.7
Interest expense, net	—	—	—	0.3
Loss on debt extinguishment	0.1	—	0.1	—
Other gain	—	—	(22.2)	—
Income from operations before income taxes	99.1	2.8	247.2	6.9
Income tax expense	21.5	15.4	56.4	13.8
Net income/(loss)	$77.6	$(12.6)	$190.8	$(6.9)
Net income/(loss) per weighted average share - basic	$0.43	$(0.08)	$1.13	$(0.05)
Net income/(loss) per weighted average share - diluted	$0.37	$(0.08)	$0.96	$(0.05)
Weighted average common shares outstanding - basic	179.3	161.6	169.3	152.3
Weighted average common shares outstanding - diluted	209.4	161.6	199.2	152.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in Millions)	(unaudited)
Net income/(loss)	$77.6	$(12.6)	$190.8	$(6.9)
Other comprehensive loss, net of tax:
Foreign currency adjustments:
Foreign currency translation loss arising during the period	(6.1)	(1.1)	(11.5)	(0.2)
Total foreign currency translation adjustments	(6.1)	(1.1)	(11.5)	(0.2)
Derivative instruments:
Unrealized hedging losses, net of tax of less than $0.1, less than $0.1, zero, and zero	(0.1)	(0.1)	—	—
Reclassification of deferred losses included in net income/(loss), net of tax of $(0.1), zero, $(0.1) and zero	0.3	—	0.2	—
Total derivative instruments, net of tax of $(0.1), less than $0.1, $(0.1), and zero	0.2	(0.1)	0.2	—
Other comprehensive loss, net of tax	(5.9)	(1.2)	(11.3)	(0.2)
Comprehensive income/(loss)	$71.7	$(13.8)	$179.5	$(7.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	September 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$211.6	$113.0
Trade receivables, net of allowance of approximately $0.3 in 2022 and $0.3 in 2021	164.0	96.4
Inventories, net	141.8	134.6
Prepaid and other current assets	56.5	55.3
Total current assets	573.9	399.3
Investments	433.9	27.2
Property, plant and equipment, net of accumulated depreciation of $248.3 in 2022 and $243.0 in 2021	882.2	677.9
Deferred income taxes	0.5	0.9
Right of use assets - operating leases, net	4.9	6.3
Other assets	111.9	90.9
Total assets	$2,007.3	$1,202.5
LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$13.5	$—
Accounts payable, trade and other	72.2	65.4
Accrued and other liabilities	68.9	61.8
Operating lease liabilities - current	1.0	1.1
Income taxes	7.4	3.0
Total current liabilities	163.0	131.3
Long-term debt	241.6	240.4
Operating lease liabilities - long-term	4.1	5.4
Environmental liabilities	5.7	5.6
Deferred income taxes	23.6	12.7
Contract liability - long-term	198.0	—
Other long-term liabilities	16.7	11.7
Commitments and contingent liabilities (Note 13)	—	—
Total current and long-term liabilities	652.7	407.1
Equity
Common stock; $0.001 par value; 2 billion shares authorized; 179,476,829 and 161,791,602 shares issued; 179,373,751 and 161,689,984 outstanding as of September 30, 2022 and December 31, 2021, respectively	0.1	0.1
Capital in excess of par value of common stock	1,157.8	778.1
Retained earnings	251.7	60.9
Accumulated other comprehensive loss	(54.2)	(42.9)
Treasury stock, at cost; 103,078 and 101,618 shares as of September 30, 2022 and December 31, 2021, respectively	(0.8)	(0.8)
Total equity	1,354.6	795.4
Total liabilities and equity	$2,007.3	$1,202.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2022	2021
(in Millions)	(unaudited)
Cash provided by operating activities:
Net income/(loss)	$190.8	$(6.9)
Adjustments to reconcile net income/(loss) to cash provided by operating activities:
Depreciation and amortization	19.4	18.7
Restructuring and other charges/(income)	4.4	(0.8)
Deferred income taxes	11.3	11.2
Separation-related income	(0.4)	—
Share-based compensation	5.2	4.0
Change in investments in trust fund securities	0.6	0.4
Deferred financing fees amortization	—	0.3
Equity in net loss of unconsolidated affiliate	8.4	3.7
Other gain, Blue Chip Swap	(22.2)	—
Other non-cash adjustments	0.2	—
Changes in operating assets and liabilities:
Trade receivables, net	(76.7)	(6.2)
Inventories	(14.4)	(4.2)
Accounts payable, trade and other	11.1	5.5
Changes in deferred compensation	(0.6)	1.2
Contract liability - long-term	198.0	—
Income taxes	4.8	2.3
Change in prepaid and other current assets and other assets	(25.2)	16.6
Change in accrued and other current and long-term liabilities	13.5	(4.8)
Cash provided by operating activities	328.2	41.0
Cash used in investing activities:
Capital expenditures(1)	(228.3)	(69.4)
Investments in Livent NQSP securities	(0.1)	(1.2)
Proceeds from Blue Chip Swap, net of purchases	22.2	—
Investment in unconsolidated affiliate	(17.7)	(2.5)
Other investing activities	(1.8)	(1.2)
Cash used in investing activities	(225.7)	(74.3)
Cash (used in)/provided by financing activities:
Proceeds from Revolving Credit Facility	13.0	39.5
Repayments of Revolving Credit Facility	(13.0)	(75.1)
Proceeds from Offering	—	261.6
Payments of financing fees - Revolving Credit Facility	(2.2)	—
Payments of underwriting fees and expenses - Offering	—	(9.4)
Proceeds from issuance of common stock - incentive plans	1.2	0.3
Cash (used in)/provided by financing activities	(1.0)	216.9
Effect of exchange rate changes on cash and cash equivalents	(2.9)	0.1
Increase in cash and cash equivalents	98.6	183.7
Cash and cash equivalents, beginning of period	113.0	11.6
Cash and cash equivalents, end of period	$211.6	$195.3

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended September 30,
	2022	2021
Supplemental Disclosure for Cash Flow:	(unaudited)
Cash payments for income taxes, net of refunds	$35.8	$0.5
Cash payments for interest (1)	$12.1	$12.9
Cash (receipts)/payments for Restructuring and other charges	$(0.1)	$4.2
Cash payments for Separation-related charges	$0.9	$1.4
Accrued capital expenditures	$30.7	$17.8
Accrued investment in unconsolidated affiliate	$16.6	$—
Non-cash investment in unconsolidated affiliates	$387.1	$—
Operating lease right-of-use assets and lease liabilities recorded for ASC 842	$—	$2.1
____________________
1.For the nine months ended September 30, 2022, and 2021 $12.0 million and $11.5 million of interest expense was capitalized, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(in Millions Except Per Share Data)	Common Stock, $0.001 Per Share Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2020	$0.1	$520.9	$60.3	$(44.4)	$(0.7)	$536.2
Net loss	—	—	(0.8)	—	—	(0.8)
Stock compensation plans	—	1.2	—	—	—	1.2
Exercise of stock options	—	0.2	—	—	—	0.2
Shares withheld for taxes - common stock issuances	—	(0.8)	—	—	—	(0.8)
Net purchases of treasury stock - Livent NQSP	—	—	—	—	(0.1)	(0.1)
Foreign currency translation adjustments	—	—	—	(0.3)	—	(0.3)
Balance, March 31, 2021	$0.1	$521.5	$59.5	$(44.7)	$(0.8)	$535.6
Net income	—	—	6.5	—	—	6.5
Stock compensation plans	—	1.4	—	—	—	1.4
Net hedging gains, net of income tax	—	—	—	0.1	—	0.1
Foreign currency translation adjustments	—	—	—	1.2	—	1.2
Issuance of common stock - Offering	—	252.3	—	—	—	252.3
Balance, June 30, 2021	$0.1	$775.2	$66.0	$(43.4)	$(0.8)	$797.1
Net loss	—	—	(12.6)	—	—	(12.6)
Stock compensation plans	—	1.4	—	—	—	1.4
Issuance of common stock - Offering	—	(0.1)	—	—	—	(0.1)
Shares withheld for taxes - common stock issuances	—	(0.2)	—	—	—	(0.2)
Net hedging losses, net of income tax	—	—	—	(0.1)		(0.1)
Exercise of stock options	—	0.1	—	—	—	0.1
Foreign currency translation adjustments	—	—		(1.1)	—	(1.1)
Balance, September 30, 2021	$0.1	$776.4	$53.4	$(44.6)	$(0.8)	$784.5
Balance, December 31, 2021	$0.1	$778.1	$60.9	$(42.9)	$(0.8)	$795.4
Net income	—	—	53.2	—	—	53.2
Stock compensation plans	—	1.7	—	—	—	1.7
Exercise of stock options	—	0.1	—	—	—	0.1
Shares withheld for taxes - common stock issuances	—	(0.5)	—	—	—	(0.5)
Net hedging gains, net of income tax	—	—	—	0.1	—	0.1
Foreign currency translation adjustments	—	—	—	(1.0)	—	(1.0)
Balance, March 31, 2022	$0.1	$779.4	$114.1	$(43.8)	$(0.8)	$849.0
Net income	—	—	60.0	—	—	60.0
Stock compensation plans	—	1.8	—	—	—	1.8
Issuance of common stock - QLP Merger	—	373.9	—	—	—	373.9
Exercise of stock options	—	0.2	—	—	—	0.2
Shares withheld for taxes - common stock issuances	—	(0.2)	—	—	—	(0.2)
Reclassification of deferred hedging gains, net of income tax	—	—	—	(0.1)	—	(0.1)
Net purchases of treasury stock - Livent NQSP	—	—	—	—	(0.1)	(0.1)
Foreign currency translation adjustments	—	—	—	(4.4)	—	(4.4)
Balance, June 30, 2022	$0.1	$1,155.1	$174.1	$(48.3)	$(0.9)	$1,280.1
Net income	—	—	77.6	—	—	77.6
Stock compensation plans	—	1.8	—	—	—	1.8
Exercise of stock options	—	0.9	—	—	—	0.9
Net sales of treasury stock - Livent NQSP	—	—	—	—	0.1	0.1
Net hedging losses, net of income tax	—	—	—	(0.1)	—	(0.1)
Reclassification of deferred hedging losses, net of income tax	—	—	—	0.3	—	0.3
Foreign currency translation adjustments	—	—	—	(6.1)	—	(6.1)
Balance, September 30, 2022	$0.1	$1,157.8	$251.7	$(54.2)	$(0.8)	$1,354.6
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
Note 2: Principal Accounting Policies and Related Financial Information
The accompanying condensed consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted from these interim financial statements. The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our condensed consolidated financial position as of September 30, 2022 and December 31, 2021, the condensed consolidated results of operations, the condensed consolidated statement of comprehensive income/(loss) and the condensed consolidated statement of changes in equity for the three and nine months ended September 30, 2022 and 2021, and the condensed consolidated cash flows for the nine months ended September 30, 2022 and 2021. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These statements, therefore, should be read in conjunction with the annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Annual Report on Form 10-K").
Blue Chip Swap. Our wholly owned subsidiary in Argentina uses the U.S. dollar as their functional currency. Argentina peso-denominated monetary assets and liabilities are remeasured at each balance sheet date to the official currency exchange rate then in effect which represents the exchange rate available for external commerce (import payments and export collections) and financial payments, with currency remeasurement and other transaction gains and losses recognized in earnings. In September 2019, the President of Argentina reinstituted exchange controls restricting foreign currency purchases in an attempt to stabilize Argentina’s financial markets. As a result, a legal trading mechanism known as the Blue Chip Swap emerged in Argentina for all individuals or entities to transfer U.S. dollars out of and into Argentina. The Blue Chip Swap rate is the implicit exchange rate resulting from the Blue Chip Swap transaction. Recently, the Blue Chip Swap rate has diverged significantly from Argentina’s official rate due to the economic environment. During the first half of 2022, to support our capital expansion projects, we transferred U.S. dollars into Argentina through the Blue Chip Swap method whereby our wholly owned Delaware subsidiary, MDA Lithium Holdings LLC, realized a gain from the purchase in U.S. dollars and sale in Argentina pesos of Argentina Sovereign U.S. dollar-denominated bonds. The gain of U.S. $22.2 million for the nine months ended September 30, 2022, was recorded to Other gain in our condensed consolidated statement of operations. There were no Blue Chip Swap transactions for the three months ended September 30, 2022.

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
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 4: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas (based on product destination) and by product categories. The following table provides information about disaggregated revenue by major geographical region:

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
North America (1) (2)	$46.8	$15.9	$109.3	$44.2
Latin America	0.7	—	1.8	—
Europe, Middle East & Africa	30.1	14.2	76.8	46.0
Asia Pacific (1) (2)	154.0	73.5	405.9	207.3
Total Revenue	$231.6	$103.6	$593.8	$297.5
1.During the three months ended September 30, 2022, countries with sales in excess of 10% of combined revenue consisted of Japan, the U.S., and China. Sales for the three months ended September 30, 2022 for Japan, the U.S., and China totaled $39.2 million, $45.1 million, $85.0 million, respectively. During the nine months ended September 30, 2022, countries with sales in excess of 10% of combined revenue consisted of Japan, the U.S., and China. Sales for the nine months ended September 30, 2022 for Japan, the U.S., and China totaled $124.1 million, $105.6 million, $208.8 million, respectively. During the three months ended September 30, 2021, countries with sales in excess of 10% of combined revenue consisted of Japan, the U.S. and China. Sales for the three months ended September 30, 2021 for Japan, the U.S. and China totaled $24.5 million, $15.6 million and $36.6 million, respectively. During the nine months ended September 30, 2021, countries with sales in excess of 10% of combined revenue consisted of Japan, South Korea, the U.S. and China. Sales for the nine months ended September 30, 2021 for Japan, South Korea, the U.S. and China totaled $65.1 million, $38.1 million, $43.5 million and $89.9 million, respectively.
2.In the fourth quarter of 2021, we reclassified certain revenue from the nine months ended September 30, 2021 from North America to Asia Pacific to present revenue based on product destination.

For the three months ended September 30, 2022, one customer accounted for approximately 22% of total revenue and our 10 largest customers accounted in aggregate for approximately 62% of total revenue. For the three months ended September 30, 2021, one customer accounted for approximately 35% of total revenue and our 10 largest customers accounted in aggregate for approximately 69% of total revenue. For the nine months ended September 30, 2022, one customer accounted for approximately 23% of total revenue and our 10 largest customers accounted in aggregate for approximately 61% of total revenue. For the nine months ended September 30, 2021, one customer accounted for approximately 36% of total revenue and our 10 largest customers accounted in aggregate for approximately 68% of total revenue. A loss of any material customer could have a material adverse effect on our business, financial condition and results of operations.

The following table provides information about disaggregated revenue by major product category:

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lithium Hydroxide	$118.4	$50.7	$299.5	$160.5
Butyllithium	88.2	27.4	203.1	76.1
High Purity Lithium Metal and Other Specialty Compounds	11.9	9.8	42.0	27.6
Lithium Carbonate and Lithium Chloride	13.1	15.7	49.2	33.3
Total Revenue	$231.6	$103.6	$593.8	$297.5

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Contract asset and contract liability balances
The following table presents the opening and closing balances of our receivables, net of allowances and contract liabilities from contracts with customers. As of December 31, 2021, there were no significant contract liabilities recorded in the condensed consolidated balance sheets.

(in Millions)	Balance as of September 30, 2022	Balance as of December 31, 2021	Increase
Receivables from contracts with customers, net of allowances	$164.0	$96.4	$67.6
Contract liability - long-term	$198.0	$—	$198.0

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
Performance obligations
Occasionally, we may enter into multi-year take or pay supply agreements with customers. The aggregate amount of revenue expected to be recognized related to these contracts’ performance obligations that are unsatisfied or partially unsatisfied is approximately $713 million in the next three years. These approximate revenues do not include amounts of variable consideration attributable to contract renewals or contract contingencies. Based on our past experience with the customers under these arrangements, we expect to continue recognizing revenue in accordance with the contracts as we transfer control of the product to the customer. However, in the case a shortfall of volume purchases occurs, we will recognize the amount payable by the customer over the remaining performance obligations in the contract.
On July 25, 2022 we entered into a long-term supply agreement with a customer to deliver battery-grade lithium hydroxide over six years between 2025 and 2030. The contract includes an advance payment from the customer of $198 million, which we received in the third quarter of 2022. Revenue will be recognized as volumes are delivered. Any unrecognized deferred revenue is refundable if the agreement is terminated for any reason specified in the agreement.

Note 5: Inventories, Net
Inventories consisted of the following:

(in Millions)	September 30, 2022	December 31, 2021
Finished goods	$55.6	$52.2
Semi-finished goods	56.4	43.6
Raw materials, supplies, and other	29.8	38.8
Inventory, net	$141.8	$134.6

Note 6: Investments
On June 6, 2022, Livent closed on the Transaction Agreement and Plan of Merger (the "QLP Merger") with The Pallinghurst Group ("Pallinghurst") to provide Livent with a direct 50% ownership interest in the Nemaska Project, a fully integrated lithium chemical asset located in Québec, Canada that is not yet in commercial production. The Company issued 17,500,000 shares of its common stock to acquire the remaining 50% share of Québec Lithium Partners (UK) Limited ("QLP") previously owned by Pallinghurst and certain of its investors. Upon consummation of the QLP Merger, Livent recorded an Investment of $387.1 million, Cash and cash equivalents of $0.3 million and Short-term debt of $13.5 million, representing QLP's equity method investment in the Nemaska Project, cash on hand, and debt, respectively, with a corresponding increase to additional paid in capital of $373.9 million in its condensed consolidated balance sheet. Livent now owns a 50% equity interest in the Nemaska Project through its ownership of QLP. The Canadian government, through Investissement Québec (“IQ”), continues to own the remaining 50% interest in the Nemaska Project.
The Company accounts for the investment in the Nemaska Project as an equity method investment on a one-quarter lag basis and it is included in Investments in our condensed consolidated balance sheets. For the three and nine months ended

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
September 30, 2022, we recorded a $3.5 million and $8.4 million loss, respectively, related to our equity interest in the Nemaska Project to Equity in net loss of unconsolidated affiliate in our condensed consolidated statement of operations. The carrying amount of our equity interest in the Nemaska Project was $431.2 million (representing our 50% direct interest) and $23.8 million (representing our 25% indirect interest) as of September 30, 2022 and December 31, 2021, respectively.

Note 7: Restructuring and Other Charges
The following table shows other charges included in "Restructuring and other charges" in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2022	2021	2022	2021
Restructuring charges:
Severance-related and exit costs (1)	$0.4	$0.1	$0.9	$0.2
Other charges:
Environmental remediation (2)	0.1	0.1	0.3	0.3
Other (3)	0.2	0.9	3.4	2.9
Total Restructuring and other charges	$0.7	$1.1	$4.6	$3.4
___________________
1.The three and nine months ended September 30, 2022 includes severance costs for management changes at certain administrative facilities.
2.There is one environmental remediation site in Bessemer City, North Carolina.
3.Three and nine months ended September 30, 2022 and 2021 consists primarily of transaction-related legal fees and miscellaneous nonrecurring transactions.

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
Provision for income taxes for the three and nine months ended September 30, 2022 was $21.5 million and $56.4 million resulting in an effective tax rate of 21.7% and 22.8%, respectively. Provision for income taxes for the three and nine months ended September 30, 2021 was an expense of $15.4 million and $13.8 million resulting in an effective tax rate of 540.5% and 198.7%, respectively.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 9: Debt
Long-term debt
Long-term debt consists of the following:

	Interest Rate Percentage			Maturity Date	September 30, 2022	December 31, 2021
(in Millions)	SOFR borrowings	Base rate borrowings
Revolving Credit Facility (1)	4.89%	7.0%		2027	$—	$—
Deferred Payment Note			8.0%	2022	13.5	—
4.125% Convertible Senior Notes due 2025			4.125%	2025	245.8	245.8
Transaction costs - 2025 Notes					(4.2)	(5.4)
Subtotal long-term debt (including current maturities)					255.1	240.4
Less current maturities					(13.5)	—
Total long-term debt					$241.6	$240.4
______________________________
1.As of September 30, 2022 and December 31, 2021, there were $14.5 million in letters of credit outstanding under our Revolving Credit Facility and $485.5 million available funds as of September 30, 2022 and December 31, 2021. Fund availability is subject to the Company meeting its debt covenants.
Deferred Payment Note ("QLP Note")
Prior to becoming our wholly owned subsidiary pursuant to the QLP Merger, on November 26, 2020, QLP entered into the QLP Note to defer $12.5 million of its investment commitment for its 50% share of the Nemaska Project. Upon our acquisition of the remaining share of QLP in June 2022, the QLP Note became the sole liability of Livent. The QLP Note, payable to Nemaska Lithium Shawinigan Transformation Inc., matures on November 26, 2022, is classified as Current portion of long-term debt in our condensed consolidated balance sheets and earns coupon interest at an annual rate of 8%, compounded to the principal monthly, for the first twelve months. This interest is payable at the maturity date, along with the principal. From November 26, 2021, interest on the note accrues and is payable monthly. On October 14, 2022, QLP paid Nemaska Lithium Shawinigan cash of $13.5 million to repay the QLP Note.
2025 Notes
In the third quarter of 2022, the holders of the 2025 Notes were notified that the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, September 30, 2022 was greater than or equal to 130% of the conversion price on each trading day, and as a result, the holders have the option to convert all or any portion of their 2025 Notes through December 31, 2022. The 2025 Notes are classified as long-term debt.
The Company recognized non-cash interest related to the amortization of transaction costs of $0.4 million and $1.1 million, all of which was capitalized, for the three and nine months ended September 30, 2022, respectively. The Company recorded $2.5 million and $7.6 million of accrued interest expense related to the principal amount for the three and nine months ended September 30, 2022, respectively, all of which was capitalized.
Amended and Restated Credit Agreement, (the "Revolving Credit Facility")
On September 1, 2022, the Company entered into the Revolving Credit Facility among the Company, Livent USA Corp (together with the Company, the “Borrowers”), certain subsidiaries of the Borrowers as guarantors, the lenders (the “Lenders”) and issuing banks and Citibank, N.A., as administrative agent. The Revolving Credit Facility amended and restated the Company’s Original Credit Agreement, as amended (the “Credit Agreement”).
The Revolving Credit Facility provides for a $500 million senior secured revolving credit facility, $50 million of which is available for the issuance of letters of credit for the account of the Borrowers, with an option to request, and subject to each Lender’s sole discretion, that the aggregate revolving credit commitments be increased to up to $700 million. The issuance of letters of credit and the proceeds of revolving credit loans made pursuant to the Revolving Credit Facility may be used for general corporate purposes, including capital expenditures and permitted acquisitions.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Revolving loans under the Revolving Credit Facility will bear interest at a floating rate, which will be (i) a base rate, (ii) Adjusted Term Secured Overnight Financing Rate (“SOFR”) (defined as the forward-looking SOFR term rate published by CME Group Benchmark Administration Limited plus 0.10% per annum subject to a floor of zero) or (iii) Euro Interbank Offered Rate (“EURIBOR”), plus, in each case, an applicable margin, as determined in accordance with the provisions of the Revolving Credit Facility. The Revolving Credit Facility includes a quarterly commitment fee on the average daily unused amount of each Lender’s revolving credit commitment at a rate equal to an applicable percentage based on the Company’s first lien leverage ratio. The initial commitment fee is 0.25% per annum. Amounts under the Revolving Credit Facility may be borrowed, repaid and re-borrowed from time to time until the final maturity date on September 1, 2027. Voluntary prepayments and commitment reductions are permitted at any time without payment of any prepayment fee upon proper notice and subject to minimum dollar amounts.
The foregoing description of the Revolving Credit Facility does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Credit Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
We recorded $2.2 million of incremental deferred financing costs in the condensed consolidated balance sheets for the Revolving Credit Facility commitment, arrangement and legal fees and a $0.1 million loss on debt extinguishment in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 for the write off of existing deferred financing costs to recognize a partial change in syndication related to the Revolving Credit Facility. The carrying value of our deferred financing costs was $3.0 million as of September 30, 2022.
Covenants
The Credit Agreement contains certain affirmative and negative covenants that are binding on us and our subsidiary, Livent USA Corp., as borrowers (the "Borrowers") and their subsidiaries, including, among others, restrictions (subject to exceptions and qualifications) on the ability of the Borrowers and their subsidiaries to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of their businesses, to enter into transactions with affiliates and to enter into certain restrictive agreements. Furthermore, the Borrowers are subject to financial covenants regarding leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our financial covenants have not changed with the September 1, 2022 amendments to our Credit Agreement. Our maximum allowable first lien leverage ratio is 3.5 as of September 30, 2022. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all requirements of the covenants as of September 30, 2022.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 10: Equity
As of September 30, 2022 and December 31, 2021, we had 2 billion shares of common stock authorized. The following is a summary of Livent's common stock issued and outstanding:

	Issued	Treasury	Outstanding
Balance as of December 31, 2021	161,791,602	(101,618)	161,689,984
RSU awards	64,539	—	64,539
Stock option awards	120,688	—	120,688
Net purchases of treasury stock - NQSP	—	(1,460)	(1,460)
Issuance of common stock	17,500,000	—	17,500,000
Balance as of September 30, 2022	179,476,829	(103,078)	179,373,751
On June 6, 2022, the Company closed on the QLP Merger and issued 17,500,000 shares of its common stock, par value $0.001 per share, in a private placement as consideration to acquire the remaining 50% share of QLP previously owned by Pallinghurst and certain of its investors. See Note 6 for details.

Accumulated other comprehensive loss

Summarized below is the roll forward of accumulated other comprehensive loss, net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Total
Accumulated other comprehensive loss, net of tax as of December 31, 2021	$(43.1)	$0.2	$(42.9)
Other comprehensive losses before reclassifications	(11.5)	—	(11.5)
Amounts reclassified from accumulated other comprehensive loss	—	0.2	0.2
Accumulated other comprehensive loss, net of tax as of September 30, 2022	$(54.6)	$0.4	$(54.2)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Total
Accumulated other comprehensive loss, net of tax as of December 31, 2020	$(44.4)	$—	$(44.4)
Other comprehensive loss before reclassifications	(0.2)	—	(0.2)
Accumulated other comprehensive loss, net of tax as of September 30, 2021	$(44.6)	$—	$(44.6)
1.See Note 12 for more information.
Reclassifications of accumulated other comprehensive loss
Hedging losses reclassified from accumulated other comprehensive loss for the three and nine months ended September 30, 2022 were $0.3 million and $0.2 million, respectively, net of provision for income taxes of less than $0.1 million for each period. No amounts were reclassified from accumulated other comprehensive loss the three and nine months ended September 30, 2021.
Dividends
For the three and nine months ended September 30, 2022 and 2021, we paid no dividends. We do not expect to pay any dividends in the foreseeable future.

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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
options in periods in which the option exercise price is greater than the average market price of our common stock for the period. We use the if-converted method when calculating the potential dilutive effect, if any, of our 2025 Notes.
Earnings/(loss) applicable to common stock and common stock shares used in the calculation of basic and diluted earnings/(loss) per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income/(loss)(1)	$77.6	$(12.6)	$190.8	$(6.9)

Denominator:
Weighted average common shares outstanding - basic	179.3	161.6	169.3	152.3
Dilutive share equivalents from share-based plans	2.0	—	1.8	—
Dilutive share equivalents from 2025 Notes	28.1	—	28.1	—
Weighted average common shares outstanding - diluted	209.4	161.6	199.2	152.3

Basic earnings/(loss) per common share:
Net income/(loss) per weighted average share - basic	$0.43	$(0.08)	$1.13	$(0.05)
Diluted earnings/(loss) per common share:
Net income/(loss) per weighted average share - diluted	$0.37	$(0.08)	$0.96	$(0.05)
1.For the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021, all of the interest for the 2025 Notes was capitalized.

The following table presents weighted average share equivalents associated with share-based plans and the 2025 Notes that were excluded from the diluted shares outstanding calculation because the result would have been antidilutive. See Note 11 to our consolidated financial statements in Part II, Item 8 of our 2021 Annual Report on Form 10-K for more information on the 2025 Notes.

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Share equivalents from share-based plans	—	1.5	—	1.4
Share equivalents from 2025 Notes	—	28.1	—	28.1
Total antidilutive weighted average share equivalents	—	29.6	—	29.5
Anti-dilutive stock options
For the three and nine months ended September 30, 2022, none of the outstanding options to purchase shares of our common stock were anti-dilutive. For the three months ended September 30, 2021, none of the outstanding options to purchase shares of our common stock were anti-dilutive. For the nine months ended September 30, 2021, options to purchase 542,760 shares of our common stock at an average exercise price of $20.35 per share were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock for the nine months ended September 30, 2021.

Note 12: Financial Instruments, Risk Management and Fair Value Measurements

Our financial instruments include cash and cash equivalents, trade receivables, other current assets, investments held in trust fund, trade payables, derivatives and amounts included in accruals meeting the definition of financial instruments. Investments in the Livent NQSP deferred compensation plan trust fund are considered Level 1 investments based on readily available quoted prices in active markets for identical assets. The carrying value of cash and cash equivalents, trade receivables, other

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
current assets, and trade payables approximates their fair value and are considered Level 1 investments. Our other financial instruments include the following:

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
The estimated fair value and the carrying amount of debt was $813.2 million and $259.3 million, respectively, as of September 30, 2022. Our 2025 Notes are classified as Level 2 in the fair value hierarchy.
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
We recognize all derivatives on the balance sheet at fair value. On the date we enter into the derivative instrument, we generally designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in accumulated other comprehensive loss ("AOCL") changes in the fair value of derivatives that are designated as and meet all the required criteria for, a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In contrast we immediately record in earnings changes in the fair value of derivatives that are not designated as cash flow hedges. As of September 30, 2022, we had open foreign currency forward contracts in AOCL in a net after-tax gain position of $0.4 million designated as cash flow hedges of underlying forecasted sales and purchases. As of September 30, 2022 we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $32.0 million.
A net after-tax gain of $0.4 million, representing open foreign currency exchange contracts, will be realized in earnings during the year ending December 31, 2022 if spot rates in the future are consistent with market rates as of September 30, 2022. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the condensed consolidated statements of operations.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $50.0 million as of September 30, 2022.
Fair Value of Derivative Instruments.
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

September 30, 2022
Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges
Derivative assets
Foreign exchange contracts	$1.1
Total derivative assets (1)	1.1
Derivative liabilities
Foreign exchange contracts	0.6
Total derivative liabilities (2)	0.6
Net derivative assets	$0.5

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

December 31, 2021
Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges
Derivatives
Foreign exchange contracts	$0.2
Total derivative assets (1)	0.2
Net derivative assets	$0.2
___________________
1.Net balance is included in “Prepaid and other current assets” in the condensed consolidated balance sheets.
2.Net balance is included in “Accrued and other liabilities” in the condensed consolidated balance sheets.

Derivatives in Cash Flow Hedging Relationships
The following tables summarize the losses related to our cash flow hedges and derivatives not designated as cash flow hedging instruments. For the three months ended March 31, 2021, we did not have any open derivative cash flow hedge contracts.

(in Millions)	Total Foreign Exchange Contracts
Accumulated other comprehensive income, net of tax as of December 31, 2021	$0.2
Unrealized hedging gains, net of tax	0.1
Total derivatives instruments impact on comprehensive income, net of tax	0.1
Accumulated other comprehensive income, net of tax as of March 31, 2022	$0.3
Reclassification of deferred hedging gains, net of tax	(0.1)
Total derivatives instruments impact on comprehensive income, net of tax	(0.1)
Accumulated other comprehensive income, net of tax at June 30, 2022	$0.2
Unrealized hedging losses, net of tax	(0.1)
Reclassification of deferred hedging losses, net of tax	0.3
Total derivatives instruments impact on comprehensive income, net of tax	0.2
Accumulated other comprehensive income, net of tax at September 30, 2022	$0.4

(in Millions)	Total Foreign Exchange Contracts
Accumulated other comprehensive income, net of tax as of March 31, 2021	$—
Unrealized hedging gains, net of tax	0.1
Total derivatives instruments impact on comprehensive income, net of tax	0.1
Accumulated other comprehensive income, net of tax at June 30, 2021	$0.1
Unrealized hedging losses, net of tax	(0.1)
Total derivatives instruments impact on comprehensive income, net of tax	(0.1)
Accumulated other comprehensive income, net of tax at September 30, 2021	$—

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Derivatives Not Designated as Cash Flow Hedging Instruments

	Location of Loss Recognized in Income on Derivatives	Amount of Pre-tax Loss Recognized in Income on Derivatives (1)
		Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)		2022	2021	2022	2021
Foreign Exchange contracts	Cost of sales (2)	$(0.6)	$(0.2)	$(4.5)	$(1.1)
Total		$(0.6)	$(0.2)	$(4.5)	$(1.1)
____________________
1.Amounts represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.
2.A gain of $0.1 million and loss of less than $0.1 million related to intercompany loan hedges is included in Restructuring and other charges in the consolidated statement of operations for the three and nine months ended September 30, 2022, respectively. A loss of $0.1 million and $0.2 million related to intercompany loan hedges is included in Restructuring and other charges in the consolidated statement of operations for the three and nine months ended September 30, 2021, respectively.

Fair Value Measurements
Recurring Fair Value Measurements
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in our condensed consolidated balance sheets.

(in Millions)	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$2.7	$2.7	$—	$—
Derivatives – Foreign exchange	1.1	—	1.1	—
Total Assets	$3.8	$2.7	$1.1	$—

Liabilities
Deferred compensation plan obligation (2)	$5.9	$5.9	$—	$—
Derivatives – Foreign exchange	0.6	—	0.6	—
Total Liabilities	$6.5	$5.9	$0.6	$—

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$3.4	$3.4	$—	—
Derivatives – Foreign exchange	0.2	—	0.2	—
Total Assets	$3.6	$3.4	$0.2	$—

Liabilities
Deferred compensation plan obligation (2)	$5.9	$5.9	$—	$—
Total Liabilities	$5.9	$5.9	$—	$—
____________________
1.Balance is included in “Investments” in the condensed consolidated balance sheets. Livent NQSP investments in Livent common stock are recorded as "Treasury stock" in the condensed consolidated balance sheets and carried at historical cost. A mark-to-market loss of $0.8 million and $0.6 million was recorded for the three and nine months ended September 30, 2022, respectively, related to the Livent common stock. The mark-to-market losses were recorded in "Selling, general and administrative expense" in the condensed consolidated statement of operations, with a corresponding offset to the deferred compensation plan obligation in the condensed consolidated balance sheets.
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
Argentine Customs & Tax Authority Matters
Minera del Altiplano SA, our subsidiary in Argentina (“MdA”), has received notices from the Argentine Customs Authorities that they are conducting customs audits in Salta (for 2016 to 2017 and 2018 to 2019), Rosario (for 2016 and 2017), Buenos Aires and Ezeiza (for 2018 and 2019) regarding the export of Lithium Carbonate by MdA from each of those locations.
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

Leases
All of our leases are operating leases as of September 30, 2022 and December 31, 2021. We have operating leases for corporate offices, manufacturing facilities, and land. Our leases have remaining lease terms of one to thirteen years. Quantitative disclosures about our leases are summarized in the table below.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions, except for weighted-average amounts)	2022	2021	2022	2021
Lease Cost
Operating lease cost	$0.3	$0.4	$1.0	$1.0
Short-term lease cost	0.1	0.3	0.3	1.0
Variable lease cost	—	—	—	0.1
Total lease cost (1)	$0.4	$0.7	$1.3	$2.1
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$0.3	$0.5	$1.0	$1.6
__________________________
1.Lease expense is classified as "Selling, general and administrative expenses" in our condensed consolidated statements of operations.

As of September 30, 2022, our operating leases had a weighted average remaining lease term of 7.7 years and a weighted average discount rate of 4.9%.
The table below presents a maturity analysis of our operating lease liabilities for each of the next five years and a total of the amounts for the remaining years.

(in Millions)	Undiscounted cash flows
Remainder of 2022	$0.3
2023	1.1
2024	1.0
2025	1.1
2026	0.2
Thereafter	2.4
Total future minimum lease payments	6.1
Less: Imputed interest	(1.0)
Total	$5.1

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 14: Supplemental Information
The following tables present details of prepaid and other current assets, other assets, accrued and other current liabilities, and other long-term liabilities as presented on the condensed consolidated balance sheets:

(in Millions)	September 30, 2022	December 31, 2021
Prepaid and other current assets
Tax related items	$19.0	$17.7
Prepaid expenses	6.9	12.2
Argentina government receivable (1)	6.3	13.3
Other receivables	7.1	2.3
Bank Acceptance Drafts (2)	8.7	—
Derivative assets (Note 12)	1.1	0.2
Other current assets	7.4	9.6
Total	$56.5	$55.3

(in Millions)	September 30, 2022	December 31, 2021
Other assets
Argentina government receivable (1)	$76.6	$55.8
Advance to contract manufacturers (3)	16.3	16.0
Long-term raw materials inventory	1.6	4.9
Tax related items	3.8	1.3
Capitalized software, net	1.5	1.5
Other assets	12.1	11.4
Total	$111.9	$90.9
_________________
1.We conduct business in Argentina. As of September 30, 2022 and December 31, 2021, $39.3 million and $38.4 million, respectively, of outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables, was denominated in U.S. dollars. As with all outstanding receivable balances, we continually review recoverability by analyzing historical experience, current collection trends and regional business and political factors among other factors.
2.Bank Acceptance Drafts are a common Chinese finance note used to settle trade transactions. Livent accepts these notes from Chinese customers based on criteria intended to ensure collectability and limit working capital usage.
3.We record deferred charges for certain contract manufacturing agreements which we amortize over the term of the underlying contract.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	September 30, 2022	December 31, 2021
Accrued and other current liabilities
Accrued investment in unconsolidated affiliate	$16.6	$6.2
Accrued payroll	16.5	17.1
Plant restructuring reserves	3.0	3.2
Advance customer payments	7.3	—
Retirement liability - 401k	2.0	2.5
Derivative liabilities (Note 12)	0.6	—
Environmental reserves, current	0.5	0.5
Severance related	0.2	—
Other accrued and other current liabilities (1)	22.2	32.3
Total	$68.9	$61.8

(in Millions)	September 30, 2022	December 31, 2021
Other long-term liabilities
Deferred compensation plan obligation	$5.9	$5.9
Contingencies related to uncertain tax positions (2)	6.1	2.3
Self-insurance reserves	1.7	1.5
Asset retirement obligations	0.3	0.3
Other long-term liabilities	2.7	1.7
Total	$16.7	$11.7
____________________
1.Amounts primarily include accrued capital expenditures related to our expansion projects.
2.As of September 30, 2022, we have recorded a liability for uncertain tax positions of $5.7 million and a $0.4 million indemnification liability where the offsetting uncertain tax position is with FMC, per the tax matters agreement.

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
The continuing effects of the COVID-19 global pandemic, supply chain shortages and logistics disruptions, inflation, rising interest rates, increased energy costs, shortages and energy rationing in China, economic and political instability in Argentina, and the conflict in Ukraine are factors that are impacting the Company. Restrictions in China intended to slow the spread of COVID-19 have led to and may continue to cause business and supply chain disruptions.
Additional factors include, among other things:
•a decline in the growth in demand for EVs using high performance lithium compounds;
•constraints for EV assemblies and lithium-ion battery manufacturing such as restrictions on access to semiconductor chips and availability of other raw materials could indirectly impact lithium demand;
•volatility in the price for performance lithium compounds or other battery materials, and the risk that increasing prices become demand destructive in our key end markets;
•adverse global economic and weather conditions that may result in adverse impact on supply chains and customer demand, including a global recession or regional recessions;
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
•operations or supply chain disruptions due to physical and other risks, including natural disasters, epidemics, pandemics, and other catastrophic events beyond our control, and the impact this may have on our ability to deliver products or receive key supplies;

•customer concentration and the possible loss of, or significant reduction in orders from, large customers;
•failure to satisfy customer qualification processes and customer and government quality standards;
•global inflation, fluctuations in the price of energy and certain raw materials, and the impact they may have on our cost of operations;
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
•risks related to ownership of our common stock, including price fluctuations, the impact of retail investor activity, and large block trades;
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
Due to the COVID-19 pandemic, the conflict in Ukraine, inflation and rising interest rates, there has been uncertainty and disruption in the global economy and financial markets. The estimates used for, but not limited to, revenue recognition and the collectability of trade receivables, impairment and valuation of long-lived assets, and income taxes could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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
Third Quarter 2022 Highlights
The following are the more significant developments in our business during the three months ended September 30, 2022:
•Revenue of $231.6 million for the three months ended September 30, 2022 increased $128.0 million, or approximately 124%, compared to $103.6 million for the three months ended September 30, 2021, primarily due to higher pricing across all of our products partially offset by a decrease in sales volumes.
•Net income of $77.6 million for the three months ended September 30, 2022 compared to net loss of $(12.6) million for the three months ended September 30, 2021 was primarily due to higher pricing across all of our products, lower Restructuring and other charges, partially offset by a decrease in sales volumes, higher logistics, raw material and other operating costs and $3.5 million Equity in net loss of unconsolidated affiliate and an increase to income tax expense.
•Adjusted EBITDA of $110.8 million for the three months ended September 30, 2022 increased $95.9 million compared to $14.9 million for the three months ended September 30, 2021, primarily due to higher pricing across all of our products partially offset by a decrease in sales volumes and higher logistics, raw material and other operating costs.
COVID-19 Impacts
During the three months ended September 30, 2022, COVID-19 and its consequences still negatively impacted our business, operations and financial performance.
Pursuant to its zero-COVID strategy, the government of China continues to enact emergency measures in certain geographic locations to stem the spread of COVID-19 and may enact new ones in other locations. Although disruptions and delays within our supply chain and logistics operations have lessened, we expect government measures and restrictions in China to continue to have a negative impact on the efficient operation of our facilities, toll manufacturers, supply chains and logistics. Our global expansion work will also continue to be impacted by this. In addition to delays, there have been increased costs due to slowdown of availability of materials as well as higher freight and logistics prices.

Our uses of cash were impacted by the effects of COVID-19 during the three months ended September 30, 2022. We continue to use cash to purchase additional COVID-19 testing kits, personal protective equipment for our employees, such as masks and gloves, and for increased cleaning and disinfectant costs, additional medical personnel at our facilities, and increased personnel transportation costs.
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
Business Update
The global economy has been impacted by COVID-19, inflation, high energy costs and shortages, supply chain disruptions, semiconductor chip shortages, the ongoing conflict in Ukraine, rising interest rates, the strength of the U.S. dollar, and the corresponding weakening of foreign currencies. The lasting effects of all of these matters are still unknown. However, they have all had an impact on the Company and its operations to varying degrees.
From an operational standpoint, we continue to identify potential new suppliers and logistics providers as global supply chain challenges continue and adversely impact our business. This includes potential new suppliers of chemicals and packaging, and air freight companies when required so that we may deliver product to our customers in a timely manner. We have altered global production schedules to meet changes in customer demand, supply and logistics challenges. We are also continuing to observe tightness in the local labor markets in almost all of the geographic locations where we operate (e.g., competition for workers, fewer applicants, and higher wages) and delays in procurement of longer lead time equipment. This may impact us and our expansion efforts, our customers and suppliers in the future. We continue to be subject to strict quality requirements from our customers.
Our operations in Argentina are subject to their own unique challenges. Argentina is experiencing high inflation, a weakening currency, high natural gas, oil and power prices, political uncertainty and social and labor unrest. There is increasing pressure from federal and provincial governments to obtain additional customs and tax revenues and other concessions from private companies. A shortfall of foreign currency reserves has also led to currency restrictions, which in turn has placed severe limits on imports, including certain materials for our operations and expansion project. The tight capital controls have created alternative markets for dollars, which has led to a steep divergence between official and unofficial exchange rates. This gap in the exchange rate has created a destabilizing environment for the Argentinian peso and makes it difficult to know the true worth of local goods.
Customers in the EV manufacturing industry are experiencing their own problems, including increased logistics costs and delays, supply chain constraints such as semiconductor chip and component shortages, ongoing COVID-19 restrictions and lockdowns in China, higher energy costs or shortages (especially in Europe and Asia), and multi-week shutdowns of OEMs and their suppliers in China. Supplier disruptions are being driven by the same forces impacting the global economy and are expected to continue to add volatility and uncertainty to the overall EV supply chain, which may adversely impact our business. This could cause delays in our customers' demand for our high performance lithium compounds, further adversely impacting our business and growth plans.
We remain focused on expanding our lithium carbonate and lithium hydroxide capacities. Our first lithium carbonate expansion project in Argentina, which consists of multiple phases, is ongoing. The expansion effort is complex and we have had to address challenges with logistics and regulatory matters, material and equipment delays, and competition for personnel, suppliers and vendors due to other third party projects in the local area. Our second planned expansion project in Argentina for lithium carbonate is in an engineering phase, while a third possible expansion is being evaluated.
As planned, our lithium hydroxide expansion project at Bessemer City, North Carolina was mechanically completed in the third quarter of 2022. When new expansion operations are ready for commercial production, we undergo a qualification process with certain cathode producers before they will purchase product from a new plant or production line. Our plans for a new lithium hydroxide plant in China are in an engineering phase. We are evaluating a lithium recycling plant in North America or Europe.
The fully-integrated Nemaska project in Québec, Canada includes both a spodumene mine and concentrator in Whabouchi and a hydroxide plant in Bécancour. At present, we do not have off-take rights on the production coming out of the Nemaska project.
During the third quarter, we entered into a long-term supply agreement with a customer to deliver battery-grade lithium hydroxide over six years between 2025 and 2030. The contract includes an advance payment from the customer of $198 million, which we received in the third quarter of 2022. The advance payment is refundable if the agreement is terminated for any reason specified in the agreement.

The material matters that management is currently monitoring are: the health and safety of our employees; our global expansion efforts; the future development of the Nemaska Project; the supply and demand balance of battery-grade and total lithium in the global marketplace; rising lithium prices and the effect they may have on customer and end consumer demand; China's response to COVID-19 and its impact on our operations and the global supply chain; inflation, rising interest rates and fluctuating foreign currency exchange rates, and the negative impact they may have on our operations, customers and key end markets such as EV sales; the prospect of a recession in the U.S. and elsewhere, and its impact on EV sales; global supply chain and logistics issues, and our ability to deliver products and receive key inputs; political and economic instability in Argentina; the impact of the Inflation Reduction Act on the Company and customer demand; and, global energy supply concerns and prices.
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

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in Millions)	(unaudited)
Revenue	$231.6	$103.6	$593.8	$297.5
Cost of sales	112.2	85.3	312.0	245.5
Gross margin	119.4	18.3	281.8	52.0
Selling, general and administrative expenses	15.0	11.8	40.6	34.2
Research and development expenses	0.9	0.8	2.6	2.2
Restructuring and other charges	0.7	1.1	4.6	3.4
Separation-related costs	0.1	0.8	0.5	1.3
Total costs and expenses	128.9	99.8	360.3	286.6
Income from operations before equity in net loss of unconsolidated affiliate, interest expense, net, loss on debt extinguishment and other gain	102.7	3.8	233.5	10.9
Equity in net loss of unconsolidated affiliate	3.5	1.0	8.4	3.7
Interest expense, net	—	—	—	0.3
Loss on debt extinguishment	0.1	—	0.1	—
Other gain	—	—	(22.2)	—
Income from operations before income taxes	99.1	2.8	247.2	6.9
Income tax expense	21.5	15.4	56.4	13.8
Net income/(loss)	$77.6	$(12.6)	$190.8	$(6.9)

In addition to net income/(loss), as determined in accordance with U.S. GAAP, we evaluate operating performance using certain Non-GAAP measures such as EBITDA, which we define as net income/(loss) plus interest expense, net, income tax expense, and depreciation and amortization; and Adjusted EBITDA, which we define as EBITDA adjusted for Argentina remeasurement losses, Argentina interest income, restructuring and other charges, separation-related costs, COVID-19 related costs, gain from sale of Argentina Sovereign U.S. dollar-denominated bonds and other loss. Management believes the use of these Non-GAAP measures allows management and investors to compare more easily the financial performance of its underlying business from period to period. The Non-GAAP information provided may not be comparable to similar measures disclosed by other companies because of differing methods used by other companies in calculating EBITDA and Adjusted EBITDA. These measures should not be considered as a substitute for net income/(loss) or other measures of performance or liquidity reported in accordance with U.S. GAAP. The following table reconciles EBITDA and Adjusted EBITDA from net income/(loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2022	2021	2022	2021
Net income	$77.6	$(12.6)	$190.8	$(6.9)
Add back:
Interest expense, net	—	—	—	0.3
Income tax expense	21.5	15.4	56.4	13.8
Depreciation and amortization	6.6	6.2	19.4	18.7
EBITDA (Non-GAAP)	105.7	9.0	266.6	25.9
Add back:
Argentina remeasurement losses (a)	1.2	0.9	3.0	4.2
Restructuring and other charges (b)	0.7	1.1	4.6	3.4
Separation-related costs (c)	0.1	0.8	0.5	1.3
COVID-19 related costs (d)	0.6	1.9	2.1	4.2
Loss on debt extinguishment (e)	0.1	—	0.1	—
Other loss (f)	2.4	1.2	5.9	3.0
Subtract:
Blue Chip Swap gain (g)	—	—	(22.2)	—
Argentina interest income (h)	—	—	(1.5)	—
Adjusted EBITDA (Non-GAAP)	$110.8	$14.9	$259.1	$42.0

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
b.We continually perform strategic reviews and assess the return on our business. This sometimes results in management changes or in a plan to restructure the operations of our business. As part of these restructuring plans, demolition costs and write-downs of long-lived assets may occur. The three and nine months ended September 30, 2022 includes $0.2 million and $0.7 million, respectively, of severance costs, for management changes at certain administrative facilities and $0.1 million and $1.0 million, respectively, for miscellaneous nonrecurring costs. The three and nine months ended September 30, 2022 and 2021 includes transaction related legal fees (see Note 7 for more information).
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
e.Represents the partial write off of deferred financing costs for amendments to the Revolving Credit Facility excluded from our calculation of Adjusted EBITDA because the loss is nonrecurring. See Note 9 for details.
f.The three and nine months ended September 30, 2022 and 2021 represents our ownership interest (which was 25% prior to June 6, 2022) in certain project-related costs, interest expense and transaction costs incurred for the Nemaska Project, all included in Equity in net loss of unconsolidated affiliate in our condensed consolidated statement of operations. The Company accounts for its equity method investment in the Nemaska Project on a one quarter lag basis (see Note 6 for more information).
g.Represents the gain from the sale in Argentina pesos of Argentina Sovereign U.S. dollar-denominated bonds due to the significant divergence of Argentina's Blue Chip Swap market exchange rate from the official rate (see Note 2 for more information) and is excluded from Adjusted EBITDA because it is nonrecurring.
h.Represents interest income received from the Argentina government for the period beginning when the recoverability of certain of our expansion-related VAT receivables were approved by the Argentina government and ending on the date when the reimbursements were paid by the Argentina government but is excluded from our calculation of Adjusted EBITDA because of its association with long-term capital projects which will not be operational until future periods.
Three Months Ended September 30, 2022 vs. 2021
Revenue
Revenue of $231.6 million for the three months ended September 30, 2022 (the "2022 Quarter") increased by approximately 124%, or $128.0 million, compared to $103.6 million for the three months ended September 30, 2021 (the "2021 Quarter") primarily due to higher pricing across all of our products partially offset by a decrease in sales volumes.
Gross margin
Gross margin of $119.4 million for the 2022 Quarter increased by $101.1 million, or approximately 552%, versus $18.3 million for the 2021 Quarter. The increase in gross margin was primarily due to higher pricing across all of our products partially offset by a decrease in sales volumes and higher logistics, raw material and other operating costs.
Selling, general and administrative expenses
Selling, general and administrative expenses of $15.0 million for the 2022 Quarter increased by $3.2 million, or approximately 27% versus $11.8 million for the 2021 Quarter. The increase in selling, general and administrative expenses was primarily due to an increase in employee compensation.
Restructuring and other charges
Restructuring and other charges of $0.7 million for the 2022 Quarter decreased by $0.4 million versus $1.1 million for the 2021 Quarter. Restructuring and other charges for the 2022 Quarter primarily consisted of a $0.2 million severance related charge and miscellaneous nonrecurring transactions. 2021 Quarter Restructuring and other charges consisted primarily of miscellaneous nonrecurring transactions (see Note 7 for details).
Equity in net loss of unconsolidated affiliate
Equity in net loss of unconsolidated affiliate of $3.5 million and $1.0 million for the 2022 Quarter and 2021 Quarter, respectively, arises out of our ownership interest in the Nemaska Project (which was 25% prior to June 6, 2022) and the increase of $2.5 million represents certain project-related costs incurred by our unconsolidated affiliate (see Note 6 for details).

Interest expense, net
All $4.0 million and $3.8 million of our interest for the 2022 Quarter and 2021 Quarter, respectively, was capitalized.
Income tax expense
The increase in income tax expense to $21.5 million for the 2022 Quarter compared to the income tax expense of $15.4 million for the 2021 Quarter, was primarily due to an increase in income from operations, and the fluctuations in foreign currency impacts in Argentina of $3.2 million and $12.7 million for the 2022 Quarter and 2021 Quarter respectively. Additionally, the increase in income tax expense was partially offset by an increase in forecasted jurisdictional mix of earnings where the statutory rate is lower than the U.S. Federal statutory rate.
Net income/(loss)
Net income of $77.6 million for the 2022 Quarter compared to net loss of $(12.6) million for the 2021 Quarter was primarily due to higher pricing across all of our products, lower Restructuring and other charges, partially offset by a decrease in sales volumes, higher logistics, raw material and other operating costs, $3.5 million Equity in net loss of unconsolidated affiliate and an increase to income tax expense.

Nine Months Ended September 30, 2022 vs. 2021
Revenue
Revenue of $593.8 million for the nine months ended September 30, 2022 (the "2022 YTD") increased by approximately 100%, or $296.3 million, compared to $297.5 million for the nine months ended September 30, 2021 (the "2021 YTD") primarily due to higher pricing across all of our products partially offset by a decrease in sales volumes.
Gross margin
Gross margin of $281.8 million for the 2022 YTD increased by $229.8 million, or approximately 442%, versus $52.0 million for the 2021 YTD. The increase in gross margin was primarily due to higher pricing across all of our products partially offset by a decrease in sales volumes and higher logistics, raw material and other operating costs.
Selling, general and administrative expenses
Selling, general and administrative expenses of $40.6 million for the 2022 YTD increased by $6.4 million, or approximately 19% versus $34.2 million for the 2021 YTD. The increase in selling, general and administrative expenses was primarily due to an increase in employee compensation.
Restructuring and other charges
Restructuring and other charges of $4.6 million for the 2022 YTD increased by $1.2 million versus $3.4 million for the 2021 YTD. Restructuring and other charges for the 2022 YTD included severance costs of $0.7 million for management changes at certain administrative facilities, transaction related legal fees and miscellaneous nonrecurring costs. 2021 YTD Restructuring and other charges consisted primarily of environmental remediation, miscellaneous nonrecurring costs and transaction related legal fees (see Note 7 for details).
Equity in net loss of unconsolidated affiliates
Equity in net loss of unconsolidated affiliates of $8.4 million and $3.7 million for the 2022 YTD and 2021 YTD, respectively, arises out of our ownership interest in the Nemaska Project (which was 25% prior to June 6, 2022) and the increase of $4.7 million represents certain project-related costs incurred by our unconsolidated affiliate (see Note 6 for details).
Interest expense, net
All $12.0 million of our interest for the 2022 YTD was capitalized. Interest expense for the 2021 YTD is non-cash amortization of transaction costs of $0.3 million related to the 2025 Notes which represents the excess interest over the amount of interest capitalized in accordance with U.S. GAAP for the 2021 YTD.
Income tax expense
The increase in income tax expense to $56.4 million for the 2022 YTD compared to the income tax expense of $13.8 million for the 2021 YTD, was primarily due to an increase in income from operations, and the fluctuations in foreign currency impacts in Argentina of $11.4 million and $10.8 million for the 2022 YTD and the 2021 YTD, respectively. Within foreign currency impacts, Argentina tax law annually requires an increase to taxable income for inflationary adjustments in the period when the consumer price index fluctuates over a specific threshold, which was met in the second quarter of 2022.

Additionally, the increase in income tax expense was partially offset by an increase in forecasted jurisdictional mix of earnings where the statutory rate is lower than the U.S. Federal statutory rate.
Net income/(loss)
Net income of $190.8 million for the 2022 YTD compared to net loss of $(6.9) million for the 2021 YTD was primarily due to higher pricing across all of our products partially offset by a decrease in sales volumes, higher logistics, raw material and other operating costs, higher Restructuring and other charges, $8.4 million Equity in net loss of unconsolidated affiliate and an increase to income tax expense. The 2022 YTD also includes a $22.2 million gain from our sale of Argentina Sovereign U.S. dollar-denominated bonds (see Note 2 for more information).

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents as of September 30, 2022 and December 31, 2021, were $211.6 million and $113.0 million, respectively. Of the cash and cash equivalents balance as of September 30, 2022, $23.8 million were held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal. See Note 11, Part II, Item 8 of our 2021 Annual Report on Form 10-K for more information.
On July 25, 2022 we entered into a long-term supply agreement with a customer to deliver battery-grade lithium hydroxide over six years between 2025 and 2030. The contract includes an advance payment from the customer of $198 million, which we received in the third quarter of 2022. The advance payment is refundable if the agreement is terminated for any reason specified in the agreement.
Amended and Restated Credit Agreement, (the "Revolving Credit Facility")
On September 1, 2022, the Company entered into the Revolving Credit Facility among the Company, Livent USA Corp (together with the Company, the “Borrowers”), certain subsidiaries of the Borrowers as guarantors, the lenders (the “Lenders”) and issuing banks and Citibank, N.A., as administrative agent. The Revolving Credit Facility amended and restated the Company’s Original Credit Agreement, as amended (the “Credit Agreement”).
The Revolving Credit Facility provides for a $500 million senior secured revolving credit facility, $50 million of which is available for the issuance of letters of credit for the account of the Borrowers, with an option to request, and subject to each Lender’s sole discretion, that the aggregate revolving credit commitments be increased to up to $700 million. Amounts under the Revolving Credit Facility may be borrowed, repaid and re-borrowed from time to time until the final maturity date on September 1, 2027. The issuance of letters of credit and the proceeds of revolving credit loans made pursuant to the Revolving Credit Facility may be used for general corporate purposes, including capital expenditures and permitted acquisitions. See Note 8 to this Quarterly Report on Form 10-Q for more information.
The foregoing description of the Revolving Credit Facility does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Credit Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
We had $259.3 million and $245.8 million debt outstanding as of September 30, 2022 and December 31, 2021, respectively. Our September 30, 2022 debt outstanding was comprised of our 2025 Notes and QLP Note because in June 2021 we used a portion of the net proceeds from the Offering to repay all amounts outstanding under our Revolving Credit Facility. Among other restrictions, our Revolving Credit Facility contains financial covenants applicable to Livent and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our financial covenants have not changed with the September 1, 2022 amendments to our Credit Agreement. Our maximum allowable first lien leverage ratio is 3.5 as of September 30, 2022. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all covenants as of September 30, 2022.
Statement of Cash Flows
Cash provided by operating activities was $328.2 million and $41.0 million for the 2022 YTD and 2021 YTD, respectively.
The increase in cash provided by operating activities for the 2022 YTD as compared to the cash provided by operating activities for the 2021 YTD was primarily driven by an increase in net income and a $198 million customer advance payment received for a long-term supply agreement in the third quarter of 2022 YTD, partially offset by an increase in inventories and trade receivables in the 2022 YTD compared to the 2021 YTD.
Cash used in investing activities was $(225.7) million and $(74.3) million for the 2022 YTD and 2021 YTD, respectively.
The increase in cash used in investing activities for the 2022 YTD compared to the 2021 YTD is primarily due to the ramping up of capital spending in the second half of 2021 and the 2022 YTD as Livent resumed its capital expansion work in Argentina and the U.S., resulting in a significant increase in capital expenditures for capacity expansion during 2022 YTD versus the 2021 YTD.
Cash (used in)/provided by financing activities was $(1.0) million and $216.9 million for the 2022 YTD and 2021 YTD, respectively.
Net cash proceeds from financing activities decreased in the 2022 YTD compared to the 2021 YTD. 2022 YTD includes $2.2 million in financing fees for amendments to its Revolving Credit Facility partially offset from proceeds from issuance of common stock under its incentive plans. 2021 YTD consists primarily of net proceeds of $252.2 million from the Offering, partially offset by the repayment of the outstanding balance of our Revolving Credit Facility in June 2021.

Other potential liquidity needs
We plan to meet our liquidity needs through available cash, cash generated from operations, borrowings under the committed Revolving Credit Facility, and other potential working capital financing strategies that may be available to us. As of September 30, 2022, our remaining borrowing capacity under our Revolving Credit Facility, subject to meeting our debt covenants, is $485.5 million, including letters of credit utilization.
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
We will look to various sources of financing for development of the Nemaska Project, an approximate $1 billion total project expected to come online by the end of 2025, in which we have a 50% ownership interest.
We expect COVID-19 pandemic related impacts, the conflict in Ukraine, increasing energy costs and shortages, inflation, rising interest rates, and currency fluctuations to continue in 2022. The Company remains focused on maintaining its financial flexibility and will continue to manage its cash flow and capital allocation decisions to navigate through this challenging environment.
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
Contractual Obligations and Commercial Commitments
Information related to our contractual commitments as of December 31, 2021 can be found in a table included within Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations within our 2021 Annual Report on Form 10-K. There have been no significant changes to our contractual commitments during the period ended September 30, 2022.
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
As of September 30, 2022, our net derivative financial instrument position was a net asset of $0.5 million. In the second quarter of 2022, we placed foreign currency hedges for 2022 projected exposure.

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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10% change in the foreign currency exchange rates from their levels as of September 30, 2022 with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net asset position on consolidated balance sheets	Net liability position with 10% strengthening	Net asset position with 10% weakening
Net asset/(liability) position as of September 30, 2022	$0.5	$(3.4)	$2.8
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of September 30, 2022, we had no interest rate swap agreements.
Our debt portfolio as of September 30, 2022 is composed of fixed-rate and variable-rate debt; consisting of borrowings under our 2025 Notes and Revolving Credit Facility. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways. As of September 30, 2022, we had no outstanding balances under the Revolving Credit Facility.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2022, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in legal proceedings from time to time in the ordinary course of our business, including with respect to workers’ compensation matters. Based on information currently available and established reserves, we have no reason to believe that the ultimate resolution of any known legal proceeding will have a material adverse effect on our financial position, liquidity or results of operations. However, there can be no assurance that the outcome of any such legal proceeding will be favorable, and adverse results in certain of these legal proceedings could have a material adverse effect on our financial position, results of operations in any one reporting period, or liquidity. Except as set forth in Note 13 to our condensed consolidated financial statements, which is incorporated herein by reference to the extent applicable, there are no material changes from the legal proceedings previously disclosed in our 2021 Annual Report on Form 10-K.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Shares
A summary of our repurchases of Livent's common stock for the three months ended September 30, 2022 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2022	161	$23.17	$—	$—
August 1 through August 31, 2022	125	$28.86	—	—
September 1 through September 30, 2022	116	$31.61	—	—
Total Q3 2022	402	$27.37	$—	$—

1.The trustee of the Livent NQSP reacquires shares of Livent common stock from time to time through open-market purchases relating to investments by employees in our common stock, one of the investment options available under the Livent NQSP. Such shares are held in a trust fund and recorded to Treasury stock in our condensed consolidated balance sheets.
2.We have no publicly announced stock repurchase programs.

ITEM 6.    EXHIBITS

*10.1	Amended and Restated Credit Agreement, dated as of September 1, 2022 (Exhibit 10.1 to Current Report on Form 8-K filed on September 2, 2022)
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code
101	Interactive Data File
104	The cover page from Livent Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL.

* Incorporated by reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVENT CORPORATION (Registrant)

By:	/s/ GILBERTO ANTONIAZZI
Gilberto Antoniazzi, Vice President and Chief Financial Officer
Date: November 3, 2022