Form 10-K
period 2022-12-31
Livent Corp.
filed 2023-02-24
CIK 1742924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-K
_______________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2022, the last day of the registrant’s second fiscal quarter was $4,040,080,313. The market value of voting stock held by non-affiliates excludes the value of those shares held by executive officers and directors of the registrant.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	December 31, 2022
Common Stock, par value $0.001 per share	179,548,550

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2023 Annual Meeting of Stockholders	Part III

Livent Corporation
2022 Form 10-K

Glossary of Terms
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2025 Notes	$245.75 million principal amount 4.125% Convertible Senior Notes due 2025
AOCL	Accumulated other comprehensive loss
ARO	Asset retirement obligation
ASC	Accounting Standards Codification, under U.S. GAAP
ASC 842	Accounting Standards Codification Topic 842 - Leases
ASC 323	Accounting Standards Codification Topic 323 - Investments - Equity Method and Joint Ventures
ASU	Accounting Standards Update, under U.S. GAAP
bgs	below ground surface
Brexit	The withdrawal of the United Kingdom from the European Union
CCAA	The Companies’ Creditors Arrangement Act
CCAA Court	The Superior Court of Québec where Nemaska Lithium, Nemaska Lithium Inc. and certain affiliates filed for creditor protection in Canada under the CCAA
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CSR	Corporate Social Responsibility
Credit Agreement	The Original Credit Agreement, as amended
DE&I	Diversity, Equity & Inclusion
Distribution	On March 1, 2019, FMC made a tax-free distribution to its stockholders of all its remaining interest in Livent Corporation
ETS
BloombergNEF’s Economic Transition Scenario, primarily driven by techno-economic trends and market forces, and assumes no new policies or regulations are enacted that impact the market, the ETS is in line with previous edition of the Long-Term Electric Vehicle Outlook report

ESG	Environmental, social and governance
EURIBOR	Euro Interbank Offered Rate
Exchange Act	Securities and Exchange Act of 1934
EV	Electric vehicle
FASB	Financial Accounting Standards Board
FMC	FMC Corporation
GDP	Gross domestic product
HCM	Human Capital Management
IPO	Initial public offering
IQ	Investissement Québec, a company established by the Government of Québec to favor investment in Québec by Québec-based and international companies
IRMA	Initiative for Responsible Mining Assurance
kMT	Thousand metric tons
LCE	Lithium carbonate equivalent
Livent NQSP	Livent Non-qualified Savings Plan
Livent Plan	Livent Corporation Incentive Compensation and Stock Plan
MdA	Minera del Altiplano SA, our local operating subsidiary in Argentina
MRNF	Ministère des Ressources naturelles et des Forêts
MT	Metric ton
Nemaska Lithium or NLI	Nemaska Lithium Inc., a non-public lithium company not yet in the production stage domiciled in Québec, Canada
Nemaska Lithium Project
Through our subsidiary, QLP, we own a 50% equity interest in NLI, which in turn is developing the Nemaska Lithium Project, which will consist of the Whabouchi Mine and concentrator in the James Bay region of Québec and a lithium hydroxide conversion plant in Bécancour, Québec

Offering
On June 15, 2021, the Company closed on the issuance of 14,950,000 shares of its common stock, par value $0.001 per share, at a public offering price of $17.50 per share, in an underwritten public offering, total net proceeds from the offering were $252.2 million, after deducting underwriters' fees and offering expenses payable by the Company

OM&M	Operation, maintenance and monitoring of site environmental remediation
Original Credit Agreement	On September 18, 2018, Livent Corporation entered into the credit agreement, which provides for a $400 million senior secured revolving credit facility
Orion	Orion Mine Finance
ppm	parts per million
PRSU	Performance-based restricted stock unit
QC/QA procedures	Quality control and quality assurance procedures
QLP	Québec Lithium Partners (UK) Limited, a wholly owned subsidiary of Livent, which owns a 50% equity interest in the Nemaska Lithium Project
QLP Merger
On June 6, 2022, Livent closed on the Transaction Agreement and Plan of Merger with The Pallinghurst Group to provide Livent with a 50% equity interest in Nemaska Lithium, Livent issued 17,500,000 shares of its common stock to acquire the remaining 50% share of Québec Lithium Partners (UK) Limited, previously owned by The Pallinghurst Group and certain of its investors

QLP Note	On December 1, 2020, QLP was assigned a deferred payment note, dated November 26, 2020, by Nemaska Lithium Shawinigan Transformation Inc. in favor of OMF (Cayman) Co-VII Ltd., with initial principal amount of $12.5 million
QP	Qualified Person as defined in Item 1300 under subpart 1300 of Regulation S-K
RCRA	Resource Conservation and Recovery Act
REACH	Registration, Evaluation, Authorization and Restriction of Chemicals
REMSA	Recursos Energeticos y Mineros Salta, S.A., local natural-gas sub-distributor in Argentina
Revolving Credit Facility	Livent's $500 million senior secured revolving credit facility, amended and restated on September 1, 2022
ROU	Right-of-use
RSU	Restricted stock unit
SdHM	Salar del Hombre Muerto, in Catamarca Province, Argentina
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
Separation	On October 15, 2018, Livent Corporation completed the IPO and sold 20 million shares of Livent common stock to the public at a price of $17.00 per share
SOFR	Secured Overnight Financing Rate
TCA	UK-EU Trade and Cooperation Agreement
TCFD	Task Force for Climate-Related Financial Disclosures
TMA	Tax Matters Agreement
TSR	Total Shareholder Return
U.S. GAAP	United States Generally Accepted Accounting Principles
VAT	Value-added tax
Note Regarding Industry and Market Data
Information regarding market and industry statistics contained in this Annual Report has been obtained from industry and other publications that we believe to be reliable, but that are not produced for purposes of securities filings. We have not independently verified any market, industry or similar data presented in this Annual Report and cannot assure you of its accuracy or completeness. Further, we have not reviewed or included data from all sources. Forecasts and other forward-looking information obtained from third-party sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. As a result, investors should not place undue reliance on any such forecasts and other forward-looking information.

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
Throughout this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, "Livent", the "Company", "we," "us," or "our" means Livent Corporation and its consolidated subsidiaries and their predecessors, including FMC's lithium segment. References to "FMC" refer to FMC Corporation and its consolidated subsidiaries. Copies of the annual, quarterly and current reports we file with or furnish to the Securities and Exchange Commission ("SEC"), and any amendments to those reports, are available free of charge on our website at www.livent.com as soon as reasonably practicable after we file such materials with, or furnish them to, the SEC. We also make available, free of charge on our website, the reports filed with the SEC by our officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. The SEC also maintains a website, at www.sec.gov, that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K.
General
We are a pure-play, fully integrated lithium company, with a long, proven history of producing performance lithium compounds. Our primary products, namely battery-grade lithium hydroxide, lithium carbonate, butyllithium and high purity lithium metal are critical inputs used in various performance applications. Our strategy is to focus on supplying high performance lithium compounds to the fast-growing electric vehicle ("EV") and broader battery markets, while continuing to maintain our position as a leading global producer of butyllithium and high purity lithium metal. With extensive global capabilities, nearly 80 years of continuous production experience, applications and technical expertise, long standing customer relationships and a favorable sustainability profile, we believe we are well positioned to capitalize on the accelerating trends of vehicle electrification and renewable energy adoption.
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
Livent Strategy
We believe that growth in EV sales will drive significant growth in demand for performance lithium compounds and that we are well positioned to benefit from this trend due to our leading position, long-standing customer relationships and favorable sustainability profile. We view sustainability as central to our mission and a key consideration in all of our investment and operational decisions.
To fully capitalize on our growth opportunities, our strategy will involve investing in our assets, our technology capabilities and our people to ensure we can continue to meet our customers’ growing demands as well as our broader commitments to other key stakeholders, including investors, employees, regulators and our local communities.
Expand our Production Capacities
We remain focused on expanding our lithium carbonate and lithium hydroxide capacities. As planned, our lithium hydroxide expansion project at Bessemer City, North Carolina was mechanically completed by the end of 2022. We are well advanced on a 20,000 metric ton expansion of lithium carbonate in Argentina expected to come online in two equal phases in 2023 and early 2024, respectively. In the first quarter of 2022, we began engineering work on a second expansion to add an additional 30,000 metric tons of carbonate capacity in Argentina, with potential first production as early as the end of 2025. Upon completion, we would have total carbonate capacity in Argentina of approximately 70,000 metric tons.
Construction has begun on an additional 15,000 metric tons of lithium hydroxide capacity in China. This production asset will be located in the province of Zhejiang and is expected to be mechanically complete by the end of 2023. We are also evaluating the addition of a lithium recycling plant in North America or Europe.
Nemaska Lithium, in which we currently have a 50% ownership interest, is a fully integrated development project in Québec, Canada which envisions a spodumene mine and concentrator in Whabouchi feeding into a new lithium hydroxide facility in Bécancour. The project is currently in late-stage engineering work and site clearing for the conversion facility in Bécancour. We expect Livent to lend its expertise to Nemaska Lithium, including technical support to progress the project and assistance with the development of an appropriate technical and commercial strategy, given our experience in qualifying and selling battery grade lithium products globally.
Longer-term, we plan to expand our hydroxide capacity in multiple geographies in order to meet growing customer demand globally. We will also continue to evaluate our butyllithium capacity regionally and add capacity as demand continues to increase. For high purity lithium metal, we are evaluating expansion opportunities, including expansion of lithium chloride as a feedstock, to align with the potential increase in demand for lithium metal as customers develop next generation battery technologies. This includes opportunities for our proprietary LIOVIX® lithium metal product.
Diversify our Sources of Supply
We continue to pursue additional sources of lithium, which may include further expansion in Argentina, increasing our 50% ownership stake in the Nemaska Lithium Inc. development project and assets, acquisition and development of new resources, entering into long-term agreements with other producers, or some combination thereof. We will continually assess new resources that offer the potential to provide alternative sources of lithium products and will look to invest in developing such resources where it makes sense to do so.
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
Develop Next Generation Lithium Compounds
We believe that the evolution of battery technologies will lead to the adoption of lithium-based applications in the anode and electrolyte within the battery. This evolution will require new forms of lithium to be produced, such as new lithium metal powders or printable lithium products. We will continue to invest in our research and development efforts to help us create new products, such as LIOVIX®, and we will also invest with and partner with our customers to further their own research and development efforts.

Invest in Our People
Our business requires that we continue to hire, retain and engage research scientists, engineers and technical sales agents. We will continue to invest in our people through training and developing our employees to retain talent. We will look to continue to cultivate an inclusive and positive work environment that (i) creates and supports diversity; (ii) prioritizes equal opportunity and fairness in the company’s management systems and practices; and (iii) fosters a sense of belonging for employees with diverse perspectives, backgrounds and expertise.
Focus on Sustainability
We believe lithium will continue to play an important role in enabling a cleaner, healthier and more sustainable world, including the transition to a lower carbon future and the fight against climate change. Likewise, we believe that meeting the growing demand for lithium compounds must be balanced with considerations for responsible production across the spectrum of Environmental, Social and Governance ("ESG") issues and concerns. Our core values reflect this commitment to sustainability. We believe that operating in a safe, ethical, socially conscious and sustainable manner is important for our business.
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
We encourage you to review our annual Sustainability Report and website (located at www.livent.com/sustainability) for more detailed information regarding our ESG programs and initiatives as well as our 2030 and 2040 sustainability goals. Nothing on our website, including our Sustainability Report or sections thereof, shall be deemed incorporated by reference into this Form 10-K.
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
As a vertically integrated lithium producer, we benefit from operating one of the lowest cost lithium mineral deposits in the world that also has a favorable, industry leading sustainability footprint. We have been extracting lithium brine at our operations at the Salar del Hombre Muerto in Argentina for more than 25 years, and have been producing various lithium compounds for approximately 80 years. Our operational history provides us with a deep understanding of the process of extracting lithium compounds from brine safely and sustainably. We have developed proprietary process knowledge that enables us to produce high quality, low impurity lithium carbonate and lithium chloride, and helps us to produce industry leading quality downstream products. We source the majority of our base lithium compounds for use in the production of performance lithium compounds from these low cost operations in Argentina. Our operations in Argentina are expandable, giving us the ability to increase our lithium carbonate and lithium chloride production to meet increasing demand. We also have the operational flexibility to procure lithium carbonate from third party suppliers as needed, allowing us to better manage our production requirements and produce more end-products for customers.
We are one of a few lithium compound producers with global manufacturing capabilities. We use the majority of the lithium carbonate we produce in the production of battery-grade lithium hydroxide in the U.S. and China. We use lithium chloride to produce lithium metal, a key feedstock in the production of butyllithium products in the U.S., the United Kingdom and China, as well as in the production of high purity lithium metal in the U.S. We have significant know-how and experience in lithium hydroxide, butyllithium and high purity lithium metal production processes and product applications, which we believe provide us with a competitive advantage in these markets.
Capacity and Production
The chart below presents a breakdown of our year-end nameplate capacity and production as of and for the years ended, respectively, December 31, 2022, 2021 and 2020 by product type and category presented in product basis metric tons ("MT"):

Product Category	Product	2022		2021		2020
		Capacity	Production	Capacity	Production	Capacity	Production
Performance Lithium	Lithium Hydroxide (1)	30,000	21,493	25,000	19,671	25,000	14,686
	Butyllithium	3,265	2,520	3,265	2,549	3,265	2,180
	High Purity Lithium Metal (2)	250	88	250	156	250	160
Base Lithium	Lithium Carbonate (3)	18,000	16,950	18,000	15,542	18,000	15,589
	Lithium Chloride (3)	9,000	4,750	9,000	3,723	9,000	4,836
____________________
1.Production includes re-processed volume that did not require additional lithium carbonate feedstock in the given production year.
2.Excludes other specialty product capacities and production.
3.Represents theoretical capacity for lithium carbonate and lithium chloride. Actual combined production of both products is lower and limited by a tradeoff between the two based on our lithium production processes. Base Lithium production was approximately 20,500 MT on a lithium carbonate equivalent ("LCE") basis for 2022, approximately 18,500 MT for 2021 and approximately 19,500 MT for 2020, resulting in the total production shown in the chart.

The charts below detail our 2022 revenues by product, application and geography.

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

Our Performance Compounds

Product Category	End Applications	Our Differentiation
Battery-Grade Lithium Hydroxide	**Electric Vehicles**	▪ One of a few major suppliers for EV applications ▪ A balanced capacity footprint in China and the U.S.; products from both sites qualified for EV applications; multi-year sales agreements ▪ More than 25 years of experience and partnerships with leading customers across EV and broader battery value chains
Battery-Grade Lithium Carbonate		▪ Ability to sell multiple lithium products to customers ▪ One of lowest cost producers for lithium carbonate globally ▪ Favorable sustainability profile of our brine and lithium carbonate operations in Argentina, coupled with that of our lithium hydroxide operations in the U.S. and China
Non-Battery Lithium Hydroxide	**High Performance Greases**	▪ Focused on grease applications where grease performance is critical ▪ Stable customer base with long-standing relationships that are typically measured in decades
Butyllithium	**Polymers** **Pharmaceutical**	▪ High level of technical service including safety, product handling, plant engineering and application know-how ▪ Regional manufacturing facilities to support global customers
High Purity Lithium Metal and Other Specialties	**Primary Battery** **Aerospace**	▪ One of the few producers of high purity lithium metal, and the only fully vertically integrated western producer ▪ Niche high value specialty applications

Other specialties include lithium phosphate, pharmaceutical-grade lithium carbonate, high purity lithium chloride and specialty organics. In addition to performance lithium compounds, we also produce lithium carbonate and lithium chloride, both of which we largely consume as feedstock today in the process of producing our performance lithium compounds.
Competition and Industry Overview
We sell our performance lithium compounds worldwide. Most markets for lithium compounds are global, with significant growth occurring in Asia, eventually expected to follow in Europe, and then the U.S. This is being driven primarily by the development and manufacturing of cathode active material for lithium-ion batteries. Cathode material capacity and production is currently concentrated in Asia, particularly China, Japan and Korea. Over the next few years, significant cathode material capacity and production is expected to come online in Europe and North America while capacity and production in China, Japan, Korea also increases. The market for lithium compounds faces barriers to entry, including access to an adequate and stable supply of lithium feedstock, the need to produce sufficient quality and quantity, technical expertise and development lead time. We expect capacity to be added by new and existing producers over time. We believe our lithium brines in Salar del Hombre Muerto, Argentina, which have a favorable sustainability profile and are considered by the industry to be one of the lowest-cost sources of lithium, provide us with a distinct competitive advantage against current and future entrants. Additionally, as the EV supply chain gradually regionalizes to Europe and North America, our lithium resource in Argentina, downstream capabilities in the U.S. and the potential development of Nemaska Lithium in Canada (See subsection "Mineral Properties" to Item 2 for more information) position us well for partnering with leading automakers for their regional electrification roadmaps.
We compete by providing advanced technology, high product quality, reliability, quality customer and technical service, and by operating in a cost-efficient manner and prioritizing safety and sustainability. We also enjoy competitive advantages from our vertically integrated manufacturing approach, low production costs and history of efficient capital deployment. We believe that we are a leading provider of battery-grade lithium hydroxide in EV battery applications and in performance grease applications. We currently have lithium hydroxide capacity in the U.S. and China. We are also the only fully integrated producer of high purity lithium metal in the Western Hemisphere. We believe that we are one of only two global suppliers of butyllithium. Our primary competitors for performance lithium compounds are Albemarle Corporation and Ganfeng Lithium.

Growth
According to BloombergNEF's June 2022 Long-Term Electric Vehicle Outlook, under the Economic Transition Scenario ("ETS"), EV (battery electric and plug-in hybrid electric passenger vehicles) sales are expected to be approximately 39 million units in 2030, rising to approximately 73 million units in 2040, representing a penetration rate of 40% and 73%, respectively, of all passenger vehicles sold. According to EV Volumes’ January 2023 global battery electric and plug-in hybrid electric passenger cars and light commercial vehicles forecast, sales are expected to be approximately 46 million units in 2030, rising to approximately 74 million units in 2035, representing a penetration rate of 46% and 69%, respectively, of all passenger cars and light commercial vehicles sold. Both BloombergNEF, and EV Volumes expect battery electric vehicles to comprise a clear majority of the EV sales mix.
The strong EV demand growth in 2022 was driven by automakers’ increased product offering, increased consumer awareness and adoption, national and regional governments' announced incentives, subsidies and more stringent fuel economy/carbon dioxide emissions regulations to support electrification efforts. Throughout 2022, numerous automakers announced large investments towards drivetrain electrification and laid out roadmaps for launching a growing number of competitive models across various segments and increasing targets for share of EV sales in their overall unit sales.
In 2023 and beyond, fuel economy/carbon dioxide emissions regulations for commercial vehicles coupled with environmental commitments of an increasing number of corporations are likely to propel electric commercial vehicle sales. According to BloombergNEF's June 2022 Long-Term Electric Vehicle Outlook, under the ETS, electric commercial vehicles (battery electric, plug-in hybrid electric, and range extender electric light-, medium-, heavy-duty commercial vehicles) sales are expected to increase from approximately 0.9 million units in 2020 to approximately 6 million units in 2030, and to approximately 15 million units in 2040. By 2040, according to BloombergNEF, electric light-duty commercial vehicles will have 61% share of all light-duty commercial vehicles sold, electric medium- and heavy-duty commercial vehicles will have 35% share of all medium- and heavy-duty commercial vehicles sold. Additionally, BloombergNEF estimate electric buses to have 83% share of all bus sales in 2040.
Besides electrification of transportation, electricity generation continued its decarbonization trend with solar and wind installations crossing new milestones; many of these commercial-, retail- and utility-scale installations are coupled with lithium-ion battery-based energy storage systems.
In line with varying consumer preferences across regions, automakers are launching an increasing number of EVs across segments and for shorter-ranges and longer-ranges. Automakers have been introducing longer-range, bigger size, premium-performance-luxury EV models using higher energy density batteries and are increasingly doing so by using high (>60%) nickel content cathode materials. Continued strong demand for high nickel content cathode materials for automotive applications will require battery-grade lithium hydroxide in the production of cathode materials. Additionally, since late 2020, automakers have been increasing adoption of lithium iron phosphate cathode material initially for the China passenger vehicles market and subsequently for markets outside China. Lithium iron phosphate is predominantly synthesized using lithium carbonate, and thereby lithium carbonate demand has been witnessing strong growth.
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
For the years ended December 31, 2022, 2021 and 2020, our Argentine operations produced approximately 17 kMT, 16 kMT and 16 kMT of lithium carbonate, respectively, and approximately 5 kMT, 4 kMT and 5 kMT of lithium chloride, respectively. For the years ended December 31, 2022, 2021 and 2020, Base Lithium production of both lithium carbonate and lithium chloride, on a LCE basis, was approximately 20.5 kMT, 18.5 kMT and 19.5 kMT, respectively.
We have also historically purchased a portion of our lithium carbonate raw materials from other suppliers as needed.
Salar del Hombre Muerto
We conduct our Argentine operations through Minera del Altiplano SA ("MdA"), our local operating subsidiary. More information on MdA and the Salar del Hombre Muerto mining property may be found under Item 2., Mineral Properties.
Mineral concession rights
MdA holds title to mineral concession rights for its extraction activities in Salar del Hombre Muerto. More information on these mineral concession rights may be found under Item 2., Mineral Properties.
Water
Our Argentine operations require fresh water. We have water rights and all necessary permits for the supply of fresh water for our existing operations from the Trapiche aquifer, from which water is pumped through a battery of wells to our facilities. For our capacity expansion, we have secured water rights for the supply of fresh water from the Los Patos aquifer. We are not yet drawing water from the Los Patos aquifer. We have secured the necessary permits for the current phases of our expansion, and will apply for the necessary permits for future phases of our expansion when needed. We and the Catamarca province regularly monitor the water and salinity levels of the Trapiche aquifer.

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
In October 2015, MdA entered into a water trust agreement with the Catamarca province that was amended in 2018. Under the amended trust agreement, MdA is obligated to pay into the trust an amount equal to 1.2% of its annual sales (calculated using the annual Contractual Price described under Item 2., Mineral Properties), in lieu of any water use fees. These payments are fully reflected in our financial statements.
Energy
Our Argentine operations rely on a steady source of energy. In 2015, we completed construction of a 135 kilometer natural gas pipeline from Pocitos, within the Salta province, to our Fénix facilities at Salar del Hombre Muerto, which eliminated our reliance on natural gas shipments by truck. This pipeline is governed by various agreements between MdA and Recursos Energeticos y Mineros Salta, S.A., or ("REMSA"), a local natural gas sub-distributor, including a subdistribution agreement providing for contracted capacity through 2027. We are in discussions to increase our contracted capacity in advance of our needs for all phases of our expansion plans and may need to invest in additional infrastructure to support this expansion. REMSA or Gasnor S.A., another local natural gas distributor that operates in the northeast of Argentina, have no obligation to provide us the additional capacity on a timely basis or at all. If we cannot obtain such additional capacity, we would need to secure alternative arrangements to meet the increased energy needs of the planned expansion and such alternative arrangements may be less cost effective.
We are financing the construction of two gas compression plants to be built along the natural gas pipeline. One plant is being jointly financed with two other parties, and will be subject to joint control and management. The other plant is being solely financed by, and will be solely controlled and managed by, MdA.
MdA also has a natural gas supply contract with Pluspetrol S.A. providing for the supply of natural gas for our Fénix manufacturing facility. This supply agreement expires in April 2023 and is typically renewed on an annual basis. We also have a purchase agreement with YPF SA for the supply of diesel fuel and gasoline to our Fénix and Güemes manufacturing facilities. This purchase agreement expires in February 2024.
Other raw materials
We purchase raw materials and chemical intermediates for use in our production processes, including materials for use in our production of the proprietary adsorbent used to selectively extract lithium from our brine in Argentina, soda ash, or sodium carbonate, for use in our production of lithium carbonate, and lithium metal for our production of butyllithium. In 2022, 2021 and 2020, costs of major raw materials represented 18%, 14% and 13% of our total revenues, respectively. Major raw materials include soda ash, solvents, butyl chloride, hydrochloric acid, quicklime, metal and caustic soda. We generally satisfy our requirements through spot purchases and medium- or long-term contractual relationships. In general, where we have limited sources of raw materials, we have developed contingency plans to minimize the effect of any interruption or reduction in supply, such as sourcing from other suppliers or maintaining safety stocks. Supply chain constraints arising due to the COVID-19 pandemic continue to remain a challenge in all countries where we operate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Impacts."
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
Seasonality
Our operations in Argentina are seasonally impacted by weather, including varying evaporation rates and amounts of rainfall during different seasons, which can be heavy at times. These changes impact the concentration in large evaporation ponds and can have an impact on the downstream processes to produce lithium carbonate and lithium chloride. Heavy rainfall can damage pond liners, lead to loss of product, and make the ponds generally difficult to maintain. Our operations team continuously measures pond concentrations and models how they will change based on operating decisions. Our processes use proprietary and traditional technologies to minimize the variation of concentrations at the inlet to our plants. There was an abnormally large rain event during the last quarter of 2021. This resulted in reductions in lithium carbonate production of approximately 500 MT in 2021.
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
Our fiscal stability rights under the Argentine Mining Investment Law have been challenged by the imposition of certain export taxes on our lithium chloride and carbonate exports that did not exist at the time we obtained our 30-year term fiscal stability certificate. For instance, in 2018, the Federal Government imposed an export duty on lithium carbonate and chloride through Decree No. 793/2018, which was in effect until December 31, 2020. In December 2019, after the change of Presidential administration, the Argentine Congress passed Law No. 27,541 creating a new legal framework for export duties and establishing a new rate for mining and hydrocarbon exports not to exceed 8% on the taxable amounts or the FOB value. In December 2020, the Executive Power issued Decree No. 1060/2020 establishing a new export duty applicable to all kinds of goods effective from January 1, 2021. In the case of lithium chloride and lithium carbonate, the applicable tax rate amounts to 4.5% and no cap has been set. In 2022, Argentine authorities established a reference price for exports of certain grades of lithium carbonate, with any exports below this price being subject to investigation by Customs authorities and the possible payment of higher export duties and corporate taxes. To date, this has not impacted our operations or finances. Separately, in January, 2023, the Argentina Ministry of Economy issued a resolution to cancel an export rebate regime relating to lithium products, which was followed by Presidential Decree No. 57/2023 in February, 2023. The Presidential Decree prospectively cancels all export rebates for lithium products.
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
Environmental Laws and Regulations
We are subject to and incur capital and operating costs to comply with numerous foreign, U.S. federal, state and local environmental, health and safety laws and regulations, including those governing employee health and safety, the composition of our products, the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the usage and availability of water, the cleanup of contaminated properties and the reclamation of our mines, brine extraction operations and certain other assets at the end of their useful life.
Our business and our customers are subject to significant requirements under the European Community Regulation for the Registration, Evaluation, Authorization and Restriction of Chemicals ("REACH"). REACH imposes obligations on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Currently, certain lithium products are undergoing a risk assessment review under REACH, which may eventually result in restrictions in the handling or use of lithium carbonate and other lithium products that we produce, which may increase our production costs. In addition, REACH regulations impose significant additional responsibilities and costs on chemical producers, importers, downstream users of chemical substances and preparations, and the entire supply chain. South Korea has a similar Act on the Registration and Evaluation of Chemicals which is known as "K-REACH." Both REACH and K-REACH may lead to increases in the costs of raw materials we purchase and the products we sell in the European Union and South Korea, respectively. Increases in the costs of our products could result in a decrease in their overall demand. In addition, customers may seek products that are not regulated by REACH and/or K-REACH, which could also result in a decrease in the demand of certain products subject to the respective regulations. We continually monitor these laws and the regulations being adopted under them to determine our responsibilities.
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
A discussion of environmental related factors and related reserves can be found in Note 9 "Environmental Obligations" in the notes to our consolidated financial statements included in this Form 10-K.
Human Capital Management
Human Capital Management ("HCM") General Statement
At Livent, we are focused on strengthening our position as a global leader in the lithium industry – from both an operational and human capital perspective. Since our formation as a standalone company in 2018, investing in our employees has been a top priority. In 2022, the increased demand for lithium to support the growth of the EV and energy storage markets affected our business in three significant ways: (i) it drove our completion timelines for critical expansion efforts in the U.S. and Argentina to meet increased market demands, (ii) it highlighted the need for us to identify talent with the technical skills and experience needed to meet the shifting demands of our customers and the industry and (iii) it reminded us that we must be ready to support our employees’ continued development and career goals in a space that continues to evolve. The importance we place on relationships between and among us, our customers and our employees is evidenced in the ways we have reviewed and modified many of our human capital processes and programs, all of which highlight our emphasis on retaining talent and being an employer of choice within this dynamic industry.
In 2022, we experienced a 21.4% global headcount increase over the previous year. This increase was driven by several factors, including: (i) our ongoing lithium hydroxide and lithium carbonate expansion efforts in the U.S. and Argentina and (ii) a focus on career development and retention which resulted in an average overall turnover rate of 10.3%. Our demand for talent was significantly higher than the previous year. Like many companies, we have faced challenging market factors impacting our ability to attract talent including strong competition among employers, and increased work flexibility and compensation expectations among job seekers.
As our workforce has grown, so have the needs to support the continued growth and development of our employees at all career levels. In 2021, we developed a talent management strategy focused primarily around understanding and supporting the learning and development needs of our employees. In 2022, we broadened that focus to a full life-cycle talent management approach from hire to retire. This expanded focus was in direct response to feedback we received from our employees in 2022 on how we could improve their overall career experience. Retaining talent will continue to be a top priority for us going forward.
Finally, the health and safety of our employees continues to drive us in all decision-making aspects of our business. We value the physical, mental and emotional health of our employees and their families and continue to build on the successful support provided to our employees during the COVID-19 pandemic. We will continue to make these support systems available while also addressing the physical safety of our workforce, particularly our manufacturing employees.
The Executive Leadership Team ("ELT") and Board of Directors ("Board") have challenged our teams to advance their focus on (i) identifying and developing high-potential talent with experience in lithium extraction chemical processing and electric vehicle supply chain issues, (ii) global talent retention efforts, (iii) increasing our hiring of diverse talent and women where they are underrepresented, and (iv) creating an even more inclusive workplace. We are working to meet these challenges while maintaining our commitment to our customers, our employees, and the communities in which we operate, while being guided by our core values:
•Safety First. We put safety at the forefront of everything we do. Simply put: the safety of everyone is everyone's responsibility.
•Be Responsible. We act ethically and honestly and advance responsible and sustainable practices in all aspects of our business.
•Constantly Innovate. We move the world forward and strive to constantly innovate through agile thinking, our industry-leading material science expertise, and an intimate understanding of our core element: lithium.
•Celebrate Differences. We celebrate our differences in perspective, background, and expertise, empowering our employees to be authentic and transparent. By encouraging employees to bring their full selves to work, we make Livent more dynamic.
•Thrive with Customers. Customers are at the heart of everything we do. By listening to and learning from them, we work together to build better lithium technologies.

Board of Directors’ Oversight of the HCM Process
Our Compensation and Organization Committee ("Compensation Committee") assists the Board in its oversight of the development, implementation and effectiveness of our policies and strategies relating to our human capital management function, including, but not limited to, those policies and strategies regarding corporate culture, talent acquisition and retention, pay equity, career development and employment practices. The Sustainability Committee of our Board of Directors assists the Board in its oversight of our Corporate Social Responsibility programs, including those relating to community, health and safety, human rights, responsible supply chain, and Diversity, Equity & Inclusion ("DE&I"). In 2022, we continued to provide the Board, Sustainability Committee and Compensation Committee with an HCM dashboard designed to help them make informed decisions impacting all areas of HCM.
Employee Safety, Health, and Wellbeing
Safety remains a core value of our business and drives our focus in everything we do. We continue to publish weekly "safety, quality, sustainability and reliability" messages reminding employees to prioritize safe behaviors in their personal and professional lives. As a manufacturer with numerous ISO certifications, we have established Environmental, Health and Safety management systems that require us to comply with established standards to maintain our certifications. Through these systems we engage our employees, suppliers, customers, and key stakeholders to identify and mitigate risks to drive continual improvement in our safety, health, and environmental performance. Globally, we reported two recordable injuries in 2022.
Although 2022 marked the easing of COVID-19 restrictions (with China being the last to do so) and a gradual return to "normalcy", our managers and ELT encouraged us to continue providing programs to support our employees’ mental and emotional wellbeing. We launched our second global mental health campaign in June 2022 in which we focused on four (4) pillars of mental health: stress management, sleep, nutrition, and physical activity. This 4-month program included a town-hall led by a panel of health and nutrition experts and, as we closed out the campaign, a celebration on World Health Day where we invited employees across the globe to share their insights around the day’s theme of "Our Planet, Our Health".
Finally, we assessed the risks and benefits of maintaining a COVID-19 vaccine requirement for all new U.S. employees and, at the end of 2022, decided to discontinue this policy. Employees whose roles require international travel must meet all current international COVID requirements in effect at the time of travel. We will continue monitoring our office work arrangements, vaccination policy, as well as state and local regulations to ensure the ongoing health and safety of our employees while re-engaging our teams.
We have made no changes to our vaccine protocols for non-U.S. locations. We will continue to monitor changes in the spread of the virus in these regions and will make any necessary adjustments subject to legally recognized exemptions.
Workforce Diversity, Equity & Inclusion
We continue to operate in the U.S., Asia, Europe and Argentina. As of December 31, 2022, we had a combined workforce of approximately 1,350 full-time, part-time, temporary, and contract employees. Argentina remains our only location with a unionized workforce, with approximately 236 of our 538 employees being union members. The following represents our employee breakdowns by region: North America (34%); Latin America (49%); Europe (6%); and Asia (11%). Our global gender makeup is approximately 75% male, 24% female, and 1% unspecified. The gender composition of our senior leadership team is 45% female and 55% male, and our Board composition is 25% female and 75% male.
Racial diversity metrics continue to only be tracked in the U.S. To maintain our focus on hiring more diverse talent in the U.S., we invested in partnerships with engineering, diversity recruitment and veterans’ organizations to specifically target certain talent pools for a variety of roles. As of December 31, 2022, the breakdown of the racial diversity amongst our U.S. employees is as follows:

2022 v. 2021* U.S. Diversity
Asian	Black/ African American	Hispanic	Two or More Races	Native Hawaiian or Other Pacific Islander***	White	Unspecified
8% (+2%)	22% (+2%)	3% (+1%)	1%**	<1%	60% (-6%)	5% (no change)

* # in parentheses indicates % change compared to 2021 data
** Was <1% in 2021
*** This is a new reportable category in the U.S. in 2022

For our U.S. population, we completed a rigorous pay equity analysis with a leading third party to determine if there was any bias in compensation linked to gender or race/ethnicity. Results from the statistical analysis, consistent with methods used by the U.S. Department of Labor and Equal Employment Opportunity Commission, did not reveal any overall systemic gender or racial based pay gaps in terms of base pay and total cash.
Early talent development continues to play a pivotal part in our overall recruitment strategy. In contrast to prior years, in 2022, we broadened our reach to attract college-level talent in the U.S. resulting in hiring a total of 12 students from a variety of colleges and universities to serve in internship roles across all functions (a number of whom were invited to work beyond their original term). Combined with apprenticeship programs in the U.K., Argentina, and Asia, we continue to attract and hire local and Indigenous resident populations where we operate. In 2022, we hired approximately 37 temporary and full-time employees across all three programs, of which 30% were female, 40% were male and 30% were unspecified.
Global DE&I training remains a focus for the organization and through partnership with one of our external training consultants, we facilitated training for several U.S.-based managers. Additional training sessions will be offered in 2023 both in partnership with external facilitators as well as through our new learning management system ("LMS") launching in 2023. Finally, in September 2022, our DE&I Committee launched a global newsletter series to share DE&I principles and give all employees an opportunity to learn and be exposed to different perspectives.
In 2022, our Employee Resource Groups ("ERG") continued to deliver programming designed to advance their missions and broaden the perspectives of Livent employees globally. These programs highlighted the maturation of each of these groups and their efforts to go beyond just heightening awareness to impacting recruiting, community outreach and mentoring. Each ERG was also assigned new executive sponsors to assist them with advancing their ideas through counsel and allyship so that they could become more impactful to the organization and the communities in which we operate. Our DE&I Committee, chaired by our Chief Human Resources Officer, continues to challenge our ERGs to consider ways in which they can impact Livent’s culture and live its core value to Celebrate Differences. In 2023, we have adopted a global DE&I theme of "Growing an Inclusive Work Environment" and have encouraged our ERGs to sponsor programming in support of this theme. We will continue working with our ERGs to review and support their initiatives while also extending the global reach of our programming.

ERG	Year Formed	Mission	2022 Highlights
Black Employee Network	2020	To provide a safe space for the Black community at work to ensure Livent is inclusive at all professional levels.	•Quarterly meetings with Black Employee Network members and allies focused on addressing and raising awareness around relevant topics impacting our work and local communities
LiFT Up	2021	To support employee shared professional development interests.	•Effective Communications Workshop •Global and regional fireside chats addressing talent development and increased market/product education
Global Women’s Network	2021	To support Livent as an inclusive place to work for women.
•International Women’s Day event
•Bias training workshops for male allies
•Facilitated behavioral assessment/leadership workshops (Phase I)
•Various regional activities in Asia and Argentina focused on community outreach and mental health awareness

Talent Development & Management
We continue to see increased demands for lithium drive an unprecedented need for skilled talent in the markets in which we operate. This increased demand highlights the importance of providing continuous learning and development for our growing workforce as part of our overall talent retention and succession planning strategy. Our 2022 manufacturing expansion efforts challenged our ability to balance meeting hiring goals while leveraging available talent in our markets which, in some regions, meant relying on training to upskill workers to meet the needs of our business. In 2022, we filled approximately 335 jobs across all functions (approximately 71% external/29% internal). Our 2022 voluntary turnover rate was 7.6% which represents a decrease of 0.1% from the prior year.
Globally, in 2022 we experienced a continuation of 2021’s talent acquisition challenges, specifically, steady market competition for talent driven by demanding compensation packages and desires for flexible/remote work arrangements for certain non-manufacturing roles.
In advancing our learning and development strategy, we adopted a new set of core competencies which better reflect the behaviors required for success in our growing and rapidly changing industry. We have challenged our managers to become versed in these competencies and use them to drive outcomes in performance management discussions with their employees. To support managers’ adoption of these competencies, we facilitated live trainings as well as produced a series of training videos for their use and reference during our year-end performance management and goal-setting processes. We ended 2022 finalizing plans for the launch of our LMS system. This LMS will play an important role in supporting our employees’ growth and development and allow the organization to implement important succession planning steps for key roles.
Compensation, Pay Equity & Benefits
We recognize the importance of maintaining competitive compensation and benefits programs to be able to attract and retain the talent needed to meet the demands of our evolving business and industry as well as meet the needs of all our employees. We consistently review pay actions to ensure we maintain pay equity across the organization, and we intend to conduct another pay equity review in 2023. In 2022, we continued to build upon improvements made to our compensation and benefits program. Our updated compensation structure considers information received from local market data as well as external consultants. It remains comprised of base salaries, short and long-term incentive structures (based on job level), retention and recognition grants, and individual and business performance-based incentives. To support our managers’ adoption of the updated compensation structure, we delivered compensation training sessions and developed a manager toolkit containing compensation and performance management guidelines for their reference in making informed compensation decisions.
Each year we evaluate our global benefits offerings (which vary by country/region and employment classification) to offer enhancements that are responsive to the needs of our employees while balancing the costs to be borne by the organization and our employees. Our U.S. benefits include tax-deferred savings programs; medical, prescription drug, vision, and dental insurance; health savings and flexible spending accounts; life and accident insurance; short and long-term disability insurance;

an employee assistance program; paid time off; family leave; and wellness incentives. We continue to monitor costs year-over-year and make efforts to negotiate benefits packages that are affordable to all eligible employees. For the 2022 plan year, we offered reduced premiums based on COVID-19 vaccination status; this program was eliminated in 2023. No other material changes were made to our U.S. benefits in 2022. In 2023, we will implement a more robust mental health benefit in the U.S. to replace our existing Employee Assistance Program which will offer an enhanced diverse network of providers tailored to the specific needs of our employees and their dependents.
Across all our regional locations, we continued to promote a variety of health and wellness programs aimed at heightening awareness around mental health, COVID-19 prevention and maintaining healthy, active lifestyles for our employees and their families.
Advancing Employee Engagement & Positive Workplace Culture
Our 2021 global employee engagement survey highlighted Teamwork, Work Environment and Beliefs and Attitudes (relative to creating an inclusive environment) as our most favorable categories. The three areas our team chose to focus on in 2022 were Manager Engagement, Career Experience, and Decision Making, Communication and Change Management. We formed a global, cross-functional action planning team to recommend and implement actions in direct response to the feedback we received from our employees. As a result, our global action planning team has laid the foundation for a variety of actions.
Additionally, to ensure responsiveness to the survey feedback at each of our manufacturing sites, we challenged our site leaders to implement any necessary actions they deemed appropriate as part of this process. Each location has implemented site-level action plans and will continue to review and measure their results in 2023. We will launch our second global employee engagement survey in Q3 2023 to measure our efforts against the 2022 enterprise-wide action plan.
Social Responsibility
We remain committed to strong corporate social responsibility ("CSR") principles and incorporate them into all aspects of our business, tracking their impact in the communities in which we operate. Our CSR focus includes occupational health and safety; employee experience, engagement, and development; DE&I; community involvement and development; environmental actions; and human rights.
Supply Chain Human Capital Management Safeguards
We are committed to the objective of ensuring there is no modern slavery in our supply chains or in our business. Through our Human Rights Policy, Supplier Code of Conduct, Supplier Sustainability Policy and other internal policies, our supply chain initiatives and screening processes, and employee training, we are committed to sourcing components and materials from companies that share our values regarding respect for human rights, integrity, and environmental responsibility. We will continue to act ethically and with integrity in all our business relationships to implement and enforce effective systems and controls to prevent modern slavery in our supply chains.
Sustainability & Environmental Priorities
Sustainability is a top priority for Livent. Underpinning our expansion efforts in the U.S., Argentina and around the world is our commitment to expanding lithium production in a sustainable and responsible way, to minimize impacts to the environment and benefit the communities in which we operate. 2022 marked the third consecutive year that Livent achieved a Gold sustainability rating from EcoVadis, placing Livent in the top 5% of the more than 90,000 companies assessed by EcoVadis around the world. EcoVadis assesses sustainability performance across four main categories: Environment, Labor & Human Rights, Ethics and Sustainable Procurement. Also in 2022, Livent was placed in the highest tier of sustainable lithium producers in the inaugural ESG Report from Benchmark Mineral Intelligence. Recognition from leading industry raters and rankers highlights Livent’s leading sustainability profile and the progress we have continued to make on a number of fronts as we work to deliver on our 2030 and 2040 sustainability commitments. As one of the first lithium producers in the world to become a full member of the Initiative for Responsible Mining Assurance ("IRMA"), we are leading by example in our industry and helping to drive an agenda for increased transparency, stakeholder engagement and responsible growth. In late December 2022, Livent completed the next stage of the IRMA process by completing a voluntary and comprehensive onsite assessment of our Fenix operations in Argentina. We also reached key milestones in our voluntary collaboration in the multi-year sustainable water study sponsored by BMW Group and BASF which was led by U.S.-based research teams from University of Alaska Anchorage and the University of Massachusetts Amherst. Each year, we publish a Sustainability Report, a copy of which can be found in the section captioned "Sustainability & Community" on our website at www.livent.com. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K.
Community Involvement & Development
We believe our success is dependent upon the trust and partnership we build with our local communities. We encourage our employees globally to become sound corporate citizens and engage in community outreach in the regions in which we operate. We support our communities around the world through a range of activities, including philanthropic giving, employee volunteerism, infrastructure development and local capacity building. Community engagement activities across Livent focus on promoting safety, STEM (science, technology, engineering and mathematics) education, health and nutrition and poverty alleviation. Globally, each Livent facility runs its own community engagement activities based on employee understanding of local needs. Additional information regarding our community outreach efforts can be found in the section captioned "Sustainability & Community" on our website at www.livent.com. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K.
Code of Ethics and Business Conduct
We are governed by a Code of Ethics and Business Conduct that applies to all directors, officers (including our Chief Executive Officer, Chief Financial Officer, and Controller), employees, suppliers, and contractors in their work on behalf of Livent. See Item 10. Directors, Executive Officers and Corporate Governance, for more information about our Code of Ethics and Business Conduct.

ITEM 1A.    RISK FACTORS
In the course of conducting our business operations we are exposed to a variety of risks, some of which are inherent in our industry and others of which are more specific to our own businesses. The discussion below address the material factors, of which we are currently aware, that could affect our businesses, results of operations and financial condition and make an investment in the Company speculative or risky.
Additional factors that could affect our business, results of operations and financial condition are discussed in Forward-Looking Statements at the end of this section. However, other factors not discussed below or elsewhere in this Annual Report on Form 10-K could also adversely affect our business, results of operations and financial condition. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face.
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
Among the factors that could have an impact on our ability to achieve operating results and meet our other goals are:
Growth Strategy Risks:
Our growth depends upon the continued growth in demand for high performance lithium compounds.
We are one of a few producers of multiple performance lithium compounds. Our performance lithium compounds are a critical input in current and next generation high energy density batteries used in electric vehicle applications, and in synthesis of pharmaceuticals and polymers. Our growth in this area is dependent upon the continued adoption by consumers of electric vehicles, the rate of development and adoption of next generation high nickel battery technologies in some electric vehicle segments, and the rate of growth of certain pharmaceuticals and polymers. If the market for electric vehicles does not develop as we expect, or develops more slowly than we expect, our business, prospects, financial condition and results of operations will be affected. The market for electric vehicles is relatively new, rapidly evolving, and could be affected by numerous factors, such as:
•potential bottlenecks in the EV supply chain, battery materials, semiconductor chips, or otherwise, causing less EV adoption and market penetration, and resulting in weaker lithium demand;
•government regulations and automakers’ responses (including fleet electrification roadmaps and battery technology choices) to those regulations;
•tax and economic incentives;
•rates of consumer adoption, which is driven in part by perceptions about electric vehicle features (including range per charge), quality and reliability, safety, performance, cost and charging infrastructure;
•competition, including from other types of alternative fuel vehicles, hybrid vehicles, plug-in hybrid electric vehicles, and high fuel-economy internal combustion engine vehicles; and
•volatility in the cost of battery materials, oil and gasoline.
Production expansion efforts are complex projects that will require significant capital expenditures and are subject to significant risks and uncertainties.
In order to meet growing and forecasted demands for our performance lithium compounds, particularly lithium hydroxide, we intend to expand our lithium carbonate and lithium hydroxide capacities when warranted by market conditions or long-term customer commitments. We are undergoing expansion of annual lithium carbonate production at our existing operations in Argentina in addition to seeking alternative lithium resources. Expansion projects are complex undertakings, and there can be no assurance that we will be able to complete these projects within our projected budget and schedule or that we will be able to achieve the anticipated benefits from them. Unforeseen technical or construction difficulties, lack of adequate water or energy, regulatory requirements (including permits), competition for, and scarcity of, labor and construction materials among competing regional projects, labor or civil/political unrest, community relations, logistical issues, or local hiring and procurement policies and requirements (discussed further under the risk factor “Our lithium extraction and production operations in Argentina expose us to specific political, financial and operational risks”) and/or increasing costs and extended delivery times for new equipment could increase the cost of these projects, delay the projects or render them infeasible. Any significant delay in the completion of the projects or increased costs could have a material adverse effect on our business, financial condition and results of operations.
Our inability to acquire or develop additional reserves that are economically viable could have a material adverse effect on our future growth.
Our currently defined lithium reserves will decline as we continue to extract these raw materials. Accordingly, our future operations depend upon our ability to acquire additional lithium reserves that are economically viable to replace the reserves we will extract. Exploration and development of lithium resources are highly speculative in nature. Exploration projects involve many risks, require substantial expenditures and may not result in the discovery of sufficient additional resources that can be extracted profitably. Once a site with potential resources is discovered, it may take several years of development until production is possible, during which time the economic viability of production may change. Substantial expenditures are required to establish recoverable proven and probable reserves and to construct extraction and production facilities. As a result, there is no assurance that current or future exploration programs, including those by Nemaska Lithium Inc., will be successful and there is a risk that depletion of reserves will not be offset by discoveries or acquisitions of new reserves.
We may make future acquisitions which may be difficult to integrate, divert management and financial resources and result in unanticipated costs.
As part of our continuing business strategy, we may make additional acquisitions of, or investments in, companies or technologies that complement our current products, enhance our market coverage, technical capabilities or production capacity, expand our access to lithium deposits in other geographic locations, or offer growth opportunities. We cannot be certain that we will be able to identify suitable acquisition or investment candidates at compelling prices.
Recent and future investments or acquisitions could pose numerous risks to our operations, including difficulty integrating the acquired operations, products, technologies or personnel; substantial unanticipated integration costs; diversion of significant management attention and financial resources from our existing operations; a failure to realize the potential cost savings or other financial benefits and/or the strategic benefits of the acquisitions; and the incurrence of liabilities from the acquired businesses for environmental matters, infringement of intellectual property rights or other claims (for which we may not be successful in seeking indemnification). These and other risks relating to acquiring, integrating and operating acquired assets or companies could cause us not to realize the anticipated benefits from such acquisitions and could have a material adverse effect on our business, financial condition and results of operations.
Our research and development efforts may not succeed, and our competitors may develop more effective or successful products.
The industries and the end markets into which we sell our products experience regular technological change and product improvement. Our ability to compete successfully depends in part upon our ability to maintain superior technological capability and ability to identify, develop and commercialize new and innovative performance lithium compounds for use in our customers’ products. There is no assurance that our research and development efforts will be successful or that any newly developed products will pass our customers’ qualification processes or achieve market-wide acceptance. If we fail to keep pace with evolving technological innovations in our customers’ end markets, our business, financial condition and results of operations could be materially adversely affected. In addition, existing or potential competitors may develop products which are similar or superior to our products or are more competitively priced. If our product launching efforts are unsuccessful, our financial condition and results of operations may be materially adversely affected.
Market Risks:
Lithium prices can be volatile, especially due to changes in demand-supply balance.
The prices of lithium have been, and may continue to be, volatile. Some of our contracts for the sale of performance lithium compounds have index-based or variable pricing, which could provide a benefit if lithium pricing rises, or could have a material adverse effect on our business, financial condition and results of operations if lithium pricing declines. We expect that prices for the performance lithium compounds we manufacture will continue to be influenced by various factors, including regional and global demand-supply balance as well as the business strategies of major producers and users. Certain market analysts predict a significant increase in global lithium capacity over the short and medium term. However, there is a high degree of uncertainty about the time period involved to achieve targeted output volumes, operating costs, and product quality at a level that will be qualified by customers. A continued increase in the prices of lithium could potentially be demand destructive in our key end markets. Future declines in lithium prices could have a material adverse effect on our business, financial condition and results of operations.
Demand and market prices for lithium will greatly affect the value of our investment in our lithium resources and our ability to develop them successfully.
Our ability to successfully develop our lithium resources, including the Nemaska Lithium Project, and generate a return on investment will be affected by changes in the demand for, and market price of end products, such as lithium hydroxide. The market price of these products can fluctuate and is affected by numerous factors beyond our control, primarily global supply and demand. Such external economic factors are influenced by changes in international investment patterns, various political developments and macro-economic circumstances. In addition, the price of lithium products is impacted by their purity and performance. We may not be able to effectively mitigate against such fluctuations.
Adverse conditions in the economy and volatility and disruption of financial markets can negatively impact our customers, and downturns in our customers’ end-markets could adversely affect our sales and profitability.

We produce performance lithium compounds for application in a diverse range of end-products, including for batteries in electric vehicles and energy storage applications and for a wide variety of industrial, pharmaceutical, aerospace, electronics, agricultural and polymer applications. Deterioration in the global economy, including recessions, or in the specific industries in which our customers compete could adversely affect the demand for our customers’ products, which, in turn, could negatively affect our sales and profitability. Many of our customers’ end-markets are cyclical in nature or are subject to secular downturns. Historically, cyclical or secular end-market downturns have periodically resulted in diminished demand for our performance lithium compounds and have caused a decline in average selling prices, and we may experience similar problems in the future.
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
We face competition in our business.
We compete globally against a number of other lithium producers. Competition is based on several key criteria, including technological capabilities, product volume, service, delivery, product performance, quality, cost and price. Some of our competitors are larger, with more favorable economies of scale, access to multiple lithium resources and greater market share. They may also have greater financial resources for growth, acquisitions, expansions (including in the geographic areas where we operate) and research and development. These competitors may be able to maintain greater operating and financial flexibility. If we fail to compete effectively, we may be unable to retain or expand our market share, which could have a material adverse effect on our business, results of operations and financial condition. We may also face potential competition from substitute materials or technologies and through backward integration, alliances, partnerships within the electric vehicle supply chain, and from other mining or resource extraction and battery materials recycling companies that enter the lithium production or recycling business. This may influence our future expansion decisions or limit our ability to expand.
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
Financial Risks:
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
• changes in index-based pricing of existing contracts, and the timing, duration and pricing terms of new customer contracts and renewals;

• our ability to adapt to changes in technology trends affecting the lithium industry, including new manufacturing processes;
•fluctuations in currency exchange and interest rates, and inflation;
• the effects of competitors’ actions and competitive pricing pressures, including decreases in average selling prices of our products;
•changes in manufacturing costs, including increases in energy and raw material prices and government royalties; and
•the extent to which we purchase third-party lithium carbonate meeting necessary specifications to supplement internally produced lithium carbonate from our company-owned mineral deposits in Argentina, as purchasing from third parties (if available) leads to higher production costs and reduced margins.
If our operating results in one or more future quarters fail to meet the expectations of securities analysts or investors, a significant decline in the trading price of our common stock may occur, which may happen immediately or over time.
We may not realize the anticipated benefits of our investment in the Nemaska Lithium Project.
There can be no assurance that the Nemaska Lithium Project will be completed within the expected timeframe or budgeted cost, or that any technical study will reflect the expected amount of mineral resources or reserves. The Nemaska Lithium Project may experience unexpected costs, problems and delays, and the economic feasibility of the Nemaska Lithium Project will depend on numerous factors outside of our control and uncertainties (See the risk factor "Our feasibility studies are current only as of the date made, and may not be reflective of the latest information and market conditions").
NLI is a joint venture with IQ and we do not control its management or operations. The interests of NLI or IQ may differ from ours and they may make business, financial or other decisions with which we do not agree, which could materially adversely affect our ability to obtain the expected benefits of our investment. There is no guarantee that we will reach agreement with NLI or IQ on the further development or financing of the Nemaska Lithium Project, and we may not be able to enter into any agreement for the purchase or distribution of any lithium products that NLI ultimately produces. As further described in Note 6 to our consolidated financial statements included in this Annual Report, we account for our interest in NLI using the equity method. If NLI incurs higher losses in future periods, including due to a ramp up in its pre-production development activities, it could have a material adverse effect on our profitability. Further, if NLI is unable to successfully execute its development plans and commercial strategies or fails to commence production for any reason, the carrying value of our investment could exceed its fair value, which could result in impairment losses and have a material adverse effect on our financial position and profitability.
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
Pursuant to the conditional conversion feature of the 2025 Notes, holders of 2025 Notes are entitled to convert the 2025 Notes at any time during specified periods at their option. The conditional conversion feature was triggered during each quarter of 2022 and the first quarter of 2023, and thus holders have the option to convert all or any portion of their 2025 Notes at any time through March 31, 2023. If one or more holders elect to convert their 2025 Notes (if the conditional conversion feature is triggered), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share). In addition, even if holders do not elect to convert their 2025 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2025 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
We conduct a substantial portion of our business outside the U.S. (see Note 4: Revenue Recognition, in Part II, Item 8, Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, of this Annual Report on Form 10-K). Accordingly, our business is subject to risks related to foreign exchange, risks related to the differing legal, political, social and regulatory requirements and economic conditions of the many jurisdictions where we conduct business, geopolitical tensions (such as those between China and the U.S.), corruption, global events, such as the war in Ukraine, sanctions against Russia and possible retaliation by Russia, global energy prices, inflation, regional recessions, and global supply chain and logistics challenges.
Changes in exchange rates between foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange losses. Our results of operations may be adversely affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks. Foreign currency debt and foreign exchange forward contracts may be used in countries where we do business, thereby reducing our net asset exposure. Foreign exchange forward contracts are also used to hedge firm and highly anticipated foreign currency cash flows. The Argentine peso continues to decline in value, and we currently do not hedge foreign currency risks associated with the Argentine peso due to the limited availability and high cost of suitable derivative instruments.
In addition, it may be more difficult for us to enforce agreements or collect receivables through foreign legal systems. There is a risk that foreign governments may nationalize private enterprises in certain countries where we operate, including Argentina and China. Social and cultural norms in certain countries may not support compliance with our corporate policies including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where we operate are a risk to our financial performance and future growth. Our sales depend on international trade and moves to impose tariffs and other trade barriers, as has happened in various countries including the U.S. and China, could negatively affect our sales and have a material adverse effect on our business, financial condition and results of operations.
We and our subsidiaries are also subject to rules and regulations related to anti-bribery, anti-corruption (such as the U.S. Foreign Corrupt Practices Act), anti-money laundering, forced labor, trade sanctions, export controls, and customs matters, including duties and tariffs. Compliance with such laws may be costly and violations of such laws may carry substantial penalties. We may also be subject to complex and time-consuming investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice. Such investigations or audits may subject us to increased government scrutiny, investigation and civil and criminal penalties, and may limit our ability to import or export our products.
One of our key manufacturing facilities is located in the United Kingdom. Following Brexit, the United Kingdom and the European Union entered into the UK-EU Trade and Cooperation Agreement (the "TCA"), which is an agreement on the future trading relationship between the parties. The TCA still requires complex additional bilateral negotiations between the United Kingdom and the European Union, and thus significant uncertainty remains about the precise terms of the relationship between the parties. We derive a significant portion of our revenues from sales outside of the U.S., including from the European Union. The war in Ukraine, high energy prices, inflation and rising interest rates have introduced significant uncertainties into global financial markets, including volatility in foreign currencies, and adversely impacted the markets in which we and our customers operate. Adverse consequences such as deterioration in economic conditions, higher taxes or adverse changes in regulation could have a negative impact on our business, financial condition or results of operations. All of these potential consequences could be further magnified if the war in Ukraine were to spread beyond its borders, continue for a protracted period of time, or if inflation continues to rise. While we actively monitor the situation and update our contingency plans, any new developments could adversely affect our business, financial condition or results of operations.

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
We obtain the substantial majority of our base lithium from our operations in Argentina. Our operations in Argentina expose us to the following risks, and the occurrence of any of these risks could have a material adverse effect on our business, financial condition or results of operations:
•Political and financial risks that are typical of developing countries. Such risks include: high rates of inflation; risk of increased state intervention in the economy, government control of private businesses, expropriation and nationalization; changes in or nullification of concession rights, licenses and/or permits; changes in taxation policies; currency controls and restrictions on foreign exchange and repatriation; labor unrest and increased unionization; changing political norms, governing coalitions and government instability; and governmental policies and regulations that favor or require us or our contractors and subcontractors to award contracts in, employ citizens of, or purchase supplies from, Argentina, the local provinces and communities where we operate. In addition, changes in mining or investment policies or shifts in political attitude in Argentina concerning mining may adversely affect our operations or profitability. There can be no assurance that the current or future governments of Argentina will not impose greater state control of lithium resources, or take other actions that are adverse to us.
•Risks associated with changes in tax laws. There are frequent changes in Argentinian tax laws, including those relating to mining goods (including lithium), imports and exports, foreign exchange transactions, income taxes and corporate tax rates In 2022, Argentine authorities established a reference price for exports of certain grades of lithium carbonate, with any exports below this price being subject to investigation by Customs authorities and the possible payment of higher export duties and corporate taxes. In January, 2023, the Argentina Ministry of Economy issued a resolution to cancel an export rebate regime relating to lithium products. Under the tax stability certificate we have with the Argentine federal government, we are entitled to reimbursement or set-off (against other federal taxes) of any amount paid in excess of the total federal taxable burden applicable to us under such certificate. However, there can be no assurance that we will seek, or be able to obtain, such reimbursement or set-off, or that there will be no other changes in tax laws.
•Operational risks stemming from our dependence upon mining concessions granted to us under the Argentine Mining Code. We hold title to these mining concessions in perpetuity until the deposit is exhausted of all minerals, provided that we pay annual mining fees and keep the mining concessions active in accordance with the Argentine Mining Code. Failure to pay the annual fees or to keep the mining concessions active may result in revocation of our mining concessions. In addition, Argentinian federal and provincial mining authorities retain broad discretion in the adoption, amendment and enforcement of new and existing mining and environmental regulations. This includes the categorization of lithium as a strategic mineral allowing for greater government control of the resource, the imposition of fines, or the suspension of mining extraction or related water rights. The Governor of the Province of La Rioja categorized lithium as a strategic mineral in January, 2023 and suspended the exploration permit of a foreign company.
•Risks associated with the loss or depletion of our mineral deposit. Our primary source for lithium is our current brine site at Salar del Hombre Muerto. In order to maintain our production capabilities, we will need to replace or supplement our lithium resources there in the event our access is disrupted or lost, whether due to a natural disaster, depletion or otherwise. Although we seek to reduce dependence on this primary source of supply for lithium, there is no assurance we will be able to do so in a timely manner or on commercially favorable terms. In addition, due to the current trend of growth in the lithium industry, there is no assurance that we will be able to discover or acquire new and valuable lithium resources, or that the actual production results will match the expected results.
•Risks of certain natural disasters. Our lithium brines and related production facilities are located in a seismically active region in northwest Argentina. A major earthquake could have adverse consequences for our operations and for general infrastructure, such as roads, rail, and access to goods in Argentina. Our production operations in Argentina could also be subject to significant rain events, as our production processes rely on natural evaporation and a significant rain event could impact our production. In the last quarter of 2021, we experienced a significant rain event in Argentina, which disrupted our production operations. If our brine site in Argentina were to suffer continuing, significant rain events, or if any of our operating facilities in Argentina were to suffer an earthquake or other natural disaster, this could have a material adverse effect on our business, financial condition and results of operations.
•Risks associated with water rights and our access to water. Access to fresh water is essential to our production operations in Argentina; we hold water use rights granted to us by provincial Argentine authorities and will need to secure additional water rights for our planned production expansion. (See Part I, Item 1 Business-Raw Materials-Water section of this Annual Report on Form 10-K). Our operations take place in a dry, mountainous region that has limited access to fresh water. The governmental authority may seek to suspend or alter our rights or the applicable water rights code may change, each of which may limit our access to fresh water. In addition, our access to water may be impacted by third-party claims (including local competitors who are expanding their own operations), over-permitting by the government, changes in geology, climate change (including the potential effects of climate change such as drought, changes in precipitation patterns, and severe weather events) or other natural factors, such as wells drying up or reductions in the amount of water available in the wells or sources from which we obtain water, that we cannot control. There can be no assurance that we will have access to sufficient quantities of water to support our production operations, either at current capacities or our planned production expansion, in the future. There is currently no specific regulation of wetlands at the Argentine national or provincial level. However, a wetlands bill has been introduced for debate in the Argentine Congress. If any bill is passed, our access to water in the Los Patos and Trapiche rivers may be affected, as it could prohibit any activity in the wetlands, including the installation of any infrastructure that could modify the hydrologic regimen, the construction of dams and mining activity.
•Risks associated with foreign exchange controls and restrictions. Argentina maintains foreign exchange restrictions that are expected to remain in place until December 31, 2023. The restrictions that may impact our Argentina operations relate to: (i) a requirement that Argentinian exporters repatriate proceeds allocated or earned abroad and convert them into Argentinian pesos within a specified time-frame; (ii) limitations on the payment of dividends and payment for services performed by related parties, which would now generally require prior written authorization from the Argentinian Central Bank (which is rarely granted); (iii) a prohibition on the purchase of foreign exchange as an investment to hedge foreign exchange fluctuations; and (iv) restrictions on payments for imported goods. In October 2022, the Argentine Government also approved a new law that provides it with discretion to restrict imports and prohibit payments abroad. This is having the effect of limiting imports of key inputs for local manufacturing, thereby creating shortages of local goods, machinery and spare parts.
•Risks associated with local labor matters. Argentina has experienced labor unrest over wages and benefits paid to workers. In the past, the Argentine government has passed laws, regulations and decrees requiring companies in the private sector to increase salaries or maintain minimum wage levels and provide specified benefits to employees and may do so again in the future. High rates of inflation have also led unions to request the renegotiation of union contracts on a more frequent basis, which may lead to labor unrest, work stoppages, and strikes, in addition to difficulties in forecasting future annual wage costs.
•Risks associated with inflation. Inflation is another risk associated with our Argentina operations. Effective July 1, 2018, Argentina was designated as a highly inflationary economy, as it has experienced cumulative inflation of approximately 100 percent or more over a three-year period. As a result of this determination and in accordance with U.S. GAAP, the functional currency of our operations in Argentina was changed from the Argentine peso to the U.S. dollar. Gains and losses resulting from the remeasurement of non-U.S. dollar monetary assets and liabilities of Argentina are recorded in net earnings. We anticipate high rates of inflation to continue in Argentina.
•Risks associated with Argentina’s economy. Argentina is facing economic difficulty and there is increased state intervention in the economy. Since 2015, the Argentine economy has experienced a recession, a political and social crisis, and a significant depreciation of the Argentine peso against major international currencies. Depending on the relative impact of other variables affecting our operations, including technological changes, inflation, gross domestic product ("GDP") growth, and regulatory changes, the continued depreciation of the Argentine peso and increased state intervention in the economy could have a material and adverse effect on our business and operating expenses.
•Risks associated with civil or political unrest in our areas of operations. Civil and political unrest is common in Argentina and we have experienced protests and claims at our facilities in Argentina. Significant civil or political unrest in the areas of our operations could lead to a delay or suspension in operations or our planned expansion project, delay or loss of production, damage to our facilities, or loss of license, and could negatively impact our reputation. This in turn could have a material and adverse effect on our business and operating expenses. In addition, we must comply with requirements for prior consultation of communities and ethnic groups who are affected by our planned expansion project in Argentina (including for future expansion efforts). Notwithstanding our compliance with these requirements, such communities and groups may be successful in lawsuits brought against us or civil unrest may occur, potentially leading to increased costs, operational delays and other impacts that could have a material and adverse effect on our business and operating expenses.

Our operations and suppliers may be subject to physical and other risks, including natural disasters, epidemics, pandemics, and other catastrophic events beyond our control, which could disrupt production and have a material adverse effect on our business, financial condition, results of operations and cash flows.
We conduct large-scale lithium production operations in Argentina and own, operate and/or contract with large-scale manufacturing facilities in China, the United Kingdom and the U.S. Our operating results will be dependent in part on the continued operation of the various production facilities and the ability to manufacture products on schedule. Interruptions at these facilities may materially reduce the productivity and profitability of a particular manufacturing facility, or our business as a whole, during and after the period of such operational difficulties.
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
China is the largest producer and consumer of chemicals in the world, but regulation of, and safety standards within the industry has historically been weak and inconsistent. Explosions and other industrial accidents occur from time to time at chemical plants and warehouses throughout the country, often resulting in fatalities and property damage. In recent years, the Chinese government has expanded inspections, ordered the suspension of production and toughened punishments for companies that have had accidents or that violate safety standards. Manufacturers in China have also experienced sporadic power outages as a result of electricity shortages. The timing and length of these power shortages are difficult to predict. If any explosion, power outage or similar event were to occur at or near any of our facilities or contract manufacturers in China, or if the Chinese government were to impose new regulations limiting or suspending (temporarily or permanently) the operations of our facilities or contract manufacturers in China, this could have a material adverse effect on our business, financial condition and results of operations.
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
The COVID-19 pandemic and its consequences are continuing to have an adverse impact on our business.
We face various risks related to health epidemics like the COVID-19 pandemic. Changes in consumer behavior, pandemic fears, market demand downturns, and restrictions intended to slow the spread of COVID-19 have led and may continue to cause business disruption, volatility in global capital and financial markets, and a global slowdown of economic activity. The emergency measures imposed by governments on businesses and individuals, including quarantines, travel restrictions, social distancing and restrictions on the movement of workers, among other measures, have impacted and may further impact our workforce and operations, and those of our customers and suppliers. Future disruptions could have an adverse impact on our operations and expansion activities, results, financial position and liquidity, or on our ability to successfully execute our business strategies and initiatives.
We have manufacturing operations in the U.S., Argentina, China, and the United Kingdom, general operations in Singapore, and sales offices in the U.S., China, the United Kingdom, South Korea and Japan. Government measures and restrictions globally have had a negative impact on demand for our products and a negative impact on the efficient operation of our facilities, supply chains and logistics. We have experienced disruptions and delays within our supply chain and logistics operations in the U.S., China, Southeast Asia, Argentina and Europe. This includes challenges at ports due to national quarantines, difficulties with scheduling cargo ships, additional warehouse costs due to shipment delays, and the restriction of movements by trucks within and between countries. Any new or continuing government restrictions may lead to a negative impact on our business, including increased costs, higher payroll taxes, and/or an inability to meet supply obligations to customers.
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of exacerbating many of the other risks described in the risk factors discussed in Part I, Item 1A of this Annual Report on Form 10-K, in our other filings with the SEC, or in reports to our stockholders.
Severe weather events and the effects of climate change, are inherently unpredictable, and may have a material adverse effect on our operations, financial results and financial condition.
Our business, including our customers and suppliers, may be exposed to severe weather events and natural disasters, such as heat waves, tornadoes, earthquakes, tsunamis, tropical storms (including hurricanes, typhoons and cyclones), severe thunderstorms and heavy downpours, windstorms, hailstorms, wildfires, and other fires, which could cause operating results to vary significantly from one period to the next. We may incur losses in our business in excess of those experienced in prior years and/or current insurance coverage limits. The incidence and severity of severe weather events and natural disasters are inherently unpredictable. In addition, climate change may increase the occurrence of certain natural events, such as: the frequency or severity of thunderstorms, windstorms, hailstorms and tornados due to increased convection in the atmosphere; extreme heat; water shortages; wildfires and landslides in certain geographies; deluge flooding and accelerated soil erosion; and, hurricane, typhoon and cyclone events due to higher sea surface temperatures. Climate change may also adversely impact the demand, price, and availability of insurance. Due to significant variability associated with future changing climate conditions, including potential impacts on air, water and land quality, as well as impacts to ecosystems and human health and safety, we are unable to predict the impact climate change will have on our business.
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
As with all quality control and management systems, any failure or deterioration of our systems or that of our third-party contract manufacturers could result in defects in our projects or products, which in turn may subject us to contractual, product liability and other claims. Any such claims, regardless of whether they are ultimately successful, could cause us to incur significant costs, harm our business reputation and result in significant disruption to our operations. Furthermore, if any such claims were ultimately successful, we could be required to pay substantial monetary damages or penalties, which could have a material adverse effect on our reputation, business, financial condition and results of operations.
Global inflation, fluctuations in the price of energy and certain raw materials, and our inability to obtain raw materials and products under contract sourcing arrangements, could have an adverse effect on the margins of our products, our business, financial condition and our results of operations.
The long-term profitability of our operations will be, in part, related to our ability to continue to economically and reliably obtain resources, including energy, raw materials, and finished products. Our raw material and energy costs can be volatile and may increase significantly, as they are doing so now as a result of the war in Ukraine, the European energy crisis, global inflation and supply chain disruptions. In contrast, we enter into contracts for our products that are often at fixed or formula-

based prices or otherwise do not permit us to pass on increased costs in sale prices immediately or at all. To the extent we are unable to obtain such resources or to pass on increases in the prices of energy and raw materials to our customers, our financial condition and results of operations could be materially adversely affected. In addition, we source a significant portion of our intermediate and finished products through contract manufacturing arrangements. An inability to obtain these products or execute under these arrangements would adversely impact our ability to sell products and could have an adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2022, we had approximately 1,350 full time, part time and temporary and contract employees. A large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, our operational and production employees in Argentina, approximately 235, are represented by a union that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. In prior years, we have had to negotiate wage increases for our employees with the union because of inflation in Argentina and will be expected to do so in the future. The current four-year collective bargaining agreement in place is set to expire in 2023 and includes annual salary negotiation. A strike, work stoppage, slowdown or significant dispute with our employees could result in a significant disruption of our operations or higher ongoing labor costs.
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
Protection of our patents, trade secrets, trademarks and copyrights, proprietary processes, methods, formulations, and compounds, the incorporation of such formulations and compounds into various products and other technology is important to our business. Although our existing processes and products may not be protected or protectable by patents, we generally rely on the intellectual property laws of the U.S. and certain other countries in which our products are produced or sold, as well as licenses and nondisclosure and confidentiality agreements, to protect our intellectual property rights. Notwithstanding the measures we take to ensure our intellectual property assets are adequately protected, there are circumstances out of our control that make result in the loss of valuable proprietary technologies. These circumstances include, the patent, trade secret and trademark laws of some countries, their enforcement, (which may not protect our intellectual property rights to the same extent as the laws of the U.S.), and delays in obtaining intellectual property rights. If patents are eventually issued to us, those patents may not provide meaningful protection against competitors or against competitive technologies. There can be no assurance that our intellectual property rights will not be challenged, invalidated, circumvented or rendered unenforceable.

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
Our joint ventures, affiliated entities and contract manufacturers may not operate according to their business plans, and our partners may fail to fulfill their obligations, which could adversely affect our results of operations and may force us to dedicate additional financial or other resources to these joint ventures, affiliates and contract manufacturers.
We have invested in an affiliated entity that we do not control (i.e., Nemaska Lithium Inc.), have contract manufacturing arrangements, and may enter into joint ventures in the future. The nature of these arrangements often require us to share control of such arrangements with third parties, including a government entity in the case of Nemaska Lithium Inc. Differences in views, motivations, objectives and priorities among parties may result in delayed decisions or failures to agree on major issues. If these differences cause the affiliated entities, contract manufacturers or joint ventures to deviate from their business plans, our results of operations could be adversely affected and we may be required to materially change the level of our financial and non-financial commitment to such affiliated entity, contract manufacturing arrangement or joint venture.
Our feasibility studies are current only as of the date made, and may not be reflective of the latest information and market conditions.
We utilize feasibility studies to estimate the anticipated economic returns of a project. The actual project profitability or economic feasibility may differ from estimates as a result of factors including, but not limited to, changes in volumes, grades and characteristics of resources to be extracted and processed; changes in labor costs or availability of adequate and skilled labor force; changes in key operating or capital expenditure assumptions, the quality of the data on which engineering assumptions were made; adverse geotechnical conditions; availability, supply and cost of water and energy; fluctuations in inflation and currency exchange rates; delays in obtaining environmental or other government permits or approvals or changes in the laws and regulations related to our operations or project development; changes in royalty agreements, laws and/or regulations around royalties and other taxes; and weather or severe climate impacts.
For our existing mining operations in Argentina, the pre-feasibility study included as an Exhibit to this Annual Report utilizes geological and metallurgical assumptions, financial projections and price estimates. These estimates are periodically updated to reflect changes in our operations, including modifications to our proven and probable reserves and mineralized material, revisions to environmental obligations, changes in legislation and/or social, political or economic environment, and other significant events associated with natural resource extraction operations. There are numerous uncertainties inherent in estimating quantities and qualities of lithium and costs to extract recoverable reserves, including many factors beyond our control, that could cause results to differ materially from expected financial and operating results or result in future impairment charges. In addition, it cannot be assumed that any part or all of the inferred mineral resources will ever be converted into mineral reserves, as defined by the SEC. See Item 2. Properties, for a discussion and quantification of our current mineral resources and reserves.
Our business could be negatively impacted by sustainability and ESG matters and/or our reporting of such matters.
There is an increasing focus from certain investors, customers, consumers, regulators, government officials, community groups, employees, proxy advisory firms, the press, NGOs and other stakeholders concerning sustainability and ESG matters. From time to time, we communicate certain goals and initiatives regarding environmental matters, responsible sourcing, human rights, corporate governance and social responsibility, including those described in our Company’s Sustainability Report as well as other disclosures. We could fail, or be perceived to fail, in our achievement of such initiatives or goals. In addition, we could be criticized, including through social media, for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Our business and our reputation could be negatively impacted by such shortcomings, failings or perceptions, and this could impact employee recruitment and retention, and the willingness of customers and our partners to do business with us or our customers. Any such sustainability and ESG issues, could have a material adverse effect on our business.
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
We operate in multiple jurisdictions, which contributes to the volatility of our effective tax rate. Our future effective tax rates may be materially impacted by numerous items including: a future change in the composition of earnings from foreign and domestic tax jurisdictions; accounting for uncertain tax positions; business combinations; expiration of statutes of limitations or settlement of tax audits; changes in valuation allowances; expiration or termination of favorable tax abatement or concession arrangements with foreign tax jurisdictions; and changes in tax law (including, without limitation, the Inflation Reduction Act in the U.S.).
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
We face risks of materially significant adverse outcomes from Tax and Customs Audits
We are subject to tax and customs audits in all jurisdictions where we operate, including by U.S., Chinese, Argentinian and other foreign Tax and Customs authorities. These authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing, tax positions taken with respect to various corporate transactions, or other matters, and may assess additional taxes as a result. There can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to our tax liabilities.
Risks Related to Ownership of Our Common Stock:
Our stock price may fluctuate significantly, even in the absence of material updates to company projections or outlook.
The trading price of our common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

•the COVID-19 pandemic and its consequences;
•market conditions or investor sentiment in the broader stock market, the end markets into which we sell our products, or our industry in particular;
•actual or anticipated fluctuations in our quarterly financial and operating results;
•our capital financing decisions and debt levels;
•mergers, acquisitions, joint ventures, divestitures, corporate reorganizations, and other strategic activity;
•introduction of new products and services by us, our competitors or customers;
•issuance of new or changed securities analysts’ reports or recommendations;
•the impact of retail investor activity and large block trades;
•additions or departures of key personnel;
•regulatory developments;
•litigation and governmental investigations;
•economic and political conditions or events; and
•changes in investor perception of our market positions based on third-party information.
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
The trading market for our common stock will also be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly or accurately, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.
Some provisions of Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us.
Our certificate of incorporation and bylaws provide for, among other things:
•a staggered board and restrictions on the ability of our stockholders to fill a vacancy on the Board of Directors;
•the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
•a requirement that certain business combinations with interested stockholders arising after the date on which no person or group owns a majority of the voting power of our common stock must be approved by the holders of at least 80% of the voting power of our common stock;
•advance notice requirements for stockholder proposals; and
•a requirement that, after such time as no person or group holds a majority of the voting power of our common stock, our stockholders may not take action by written consent without a duly called annual or special meeting.
These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take other corporate actions than they desire. Our Board of Directors has approved the elimination of the staggered board and the supermajority voting provisions from our certificate of incorporation and bylaws and recommended that our stockholders approve these changes since 2020, but to date, we have not received sufficient stockholder support to remove these provisions.
We have not declared or paid any cash dividends in the past and are not declaring or paying cash dividends at this time, and this may deter certain investors from purchasing our stock.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995: We and our representatives may from time to time make written or oral statements that are "forward-looking" and provide other than historical information, including statements contained in Item 1. Business and Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Form 10-K, in our other filings with the SEC, or in reports to our stockholders.
In some cases, we have identified forward-looking statements by such words or phrases as "will likely result," "is confident that," "expect," "expects," "should," "could," "may," "will continue to," "believe," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. These forward-looking statements may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the risk factors listed in Item 1A "Risk Factors" of this Form 10-K. You should specifically consider the numerous risks outlined under "Risk Factors." We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The Company has six manufacturing facilities in five countries, five of which are operational, in addition to our lithium extraction operations in Salar del Hombre Muerto, Argentina. Our manufacturing facility in Patancheru, India is idle as of December 31, 2022. We have ten facilities in eight countries to support our sales, marketing, research and development and other administrative needs, including our leased executive offices in Philadelphia, Pennsylvania. Our research, development and innovation facilities are located in Bessemer City, North Carolina.
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
We believe our facilities are in good operating condition. The function and location of our owned or leased production properties is presented in the table below:

Location	Function	Leased/Owned

United States
Philadelphia, Pennsylvania	Corporate Headquarters	Leased
Bessemer City, North Carolina	Manufacturing and Research	Owned
Charlotte, North Carolina	Sales and Administrative	Leased
South America
Fénix, Argentina	Lithium Extraction and Manufacturing	Owned
Guemes, Argentina	Manufacturing	Owned
Catamarca, Argentina	Administrative	Leased
Salta, Argentina	Administrative	Owned
Pocitos, Salta, Argentina	Transfer Station	Land use right so long as we have our mining concession
Europe
Bromborough, United Kingdom	Manufacturing and Sales	Leased
Asia Pacific
Zhangjiagang, China	Manufacturing	Land use right, building owned
Shanghai, China	Sales and Administrative	Leased
Tokyo, Japan	Sales	Leased
Seoul, South Korea	Sales	Leased
Patancheru, India	Manufacturing	Leased
Singapore	Operations and Administrative	Leased
Canada
Whabouchi Mine, James Bay region of Québec	Lithium Extraction and Manufacturing (currently under development)	50% owned through equity interest
Bécancour, Québec	Manufacturing (currently under development)	50% owned through equity interest
Mineral Properties
Set forth below is information regarding our mining properties, which has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, issued by the Securities and Exchange Commission ("SEC"). As used in this Annual Report on Form 10-K (the "Annual Report"), the terms "mineral resource," "measured mineral resource," "indicated mineral resource," "inferred mineral resource," "mineral reserve," "proven mineral reserve" and "probable mineral reserve" are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as "mineral reserves" unless the determination has been made by a qualified person ("QP") that the mineral resources can be the basis of an economically viable project.
Except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Inferred mineral resources are estimates based on limited geological evidence and sampling and have a degree of uncertainty as to their existence that is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Estimates of inferred mineral resources may not be converted to a mineral reserve. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, it cannot be assumed that all or any part of an inferred mineral resource exists, that it can be the basis of an economically viable project, that it will ever be upgraded to a higher category, or that all or any part of the inferred mineral resources will ever be converted into mineral reserves.
Overview
At December 31, 2022, we had two mining properties. Our sole production stage property is located in Salar del Hombre Muerto, in Catamarca Province, Argentina. We refer to this region as "Salar del Hombre Muerto" or "SdHM" and to our mining property in the region as the "SdHM property." We also own an 50% economic interest (through a joint venture, as discussed further below) in an exploration stage property in the James Bay area, near the community of Nemaska, in the Province of Québec, Canada. We refer to this as the "Whabouchi Mine" and to our exploration stage mining property as the "Nemaska Lithium property." The Nemaska Lithium property contains the mine exploration and development activities that are part of the Nemaska Lithium Project (as defined elsewhere in this Annual Report), which also includes a lithium hydroxide conversion facility to be constructed in Bécancour, Québec.
The approximate locations of our mining properties are indicated on the map below:

Detail on the location, ownership, operations of and other relevant information about our SdHM property is contained below under "Material Individual Property—Salar del Hombre Muerto." Additional information about our Nemaska Lithium property is included further below under "Other Property—Nemaska Lithium."

Argentina Lithium Brine Production at SdHM
Our aggregate annual lithium brine production, which pertains to our SA Plant at our SdHM property, for the most recent three years is shown in the below table. Amounts are shown in metric tons (MT) of elemental lithium.

	Aggregate annual production (MT) Year Ended December 31,
	2022	2021	2020
Lithium (1)	4,903	4,932	4,708
____________________
1.Production data is not comparable to information reported in Item 1. "Business".
Mineral Resources
Our reported mineral resources, exclusive of reserves, as of December 31, 2022, all of which pertain to our SdHM property and presented in MT of elemental lithium, are summarized in the table below:

Lithium Resources By Location (1)	Measured Mineral Resources		Indicated Mineral Resources		Total Measured and Indicated Mineral Resources	Inferred Mineral Resources
	Amount (MT in thousands)	Depth Interval (m bgs)	Amount (MT in thousands)	Depth Interval (m bgs)	Amount (MT in thousands)	Amount (MT in thousands)	Depth Interval (m bgs)
Argentina — Salar del Hombre Muerto (2) (3)	370	0-40	228	40-100	597	892	100-200
________________________
1.We have not yet estimated mineral resources at the Nemaska Lithium property under subpart 1300 of Regulation S-K.
2.See below under "Material Individual Property—Salar del Hombre Muerto—Mineral Resources and Reserves—Mineral Resources Estimate" for more information about our lithium resources.
3.MT in thousands values rounded to the nearest thousand.

Mineral Reserves
Our reported mineral reserves as of December 31, 2022, all of which pertain to our SdHM property and are presented in MT of elemental lithium, are summarized in the table below:

Lithium Reserves By Location (1) (MT in thousands)	Proven Mineral Reserves	Probable Mineral Reserves	Total Mineral Reserves
Argentina — Salar del Hombre Muerto (2) (3)	153	578	731
________________________
1.We have not yet estimated mineral reserves at the Nemaska Lithium property under subpart 1300 of Regulation S-K
2.See below under "Material Individual Property—Salar del Hombre Muerto—Mineral Resources and Reserves—Mineral Reserves Estimate" for more information about our lithium reserves.
3.MT in thousands values rounded to the nearest thousand.

Material Individual Property—Salar del Hombre Muerto
Mineral resource and reserve estimates for our mining property in Salar del Hombre Muerto indicated in this Annual Report are included in the technical report summary (the "Technical Report Summary"), dated February 20, 2023, filed as Exhibit 96.1 to this Annual Report, which was prepared by employees of Integral Consulting Inc., who are named in section 2.5 of the Technical Report Summary and who we have determined to be a qualified persons within the meaning of subpart 1300 of Regulation S-K. The QP's employees who prepared the Technical Summary Report are not Livent`s employees. The QP is not an affiliate of Livent or another entity that has an ownership, royalty, or other interest in Salar del Hombre Muerto.
Overview
The SdHM property is primarily located in the Western Subbasin of the Salar del Hombre Muerto, a salt pan (salar) located in northwest Argentina, in the northeastern portion of Catamarca province on the border with Salta Province, as indicated in the map below.

3000000
3200000
3400000
3600000
7400000
7200000
7000000
6800000
Antofagasta, Chile
Salta, Salta Province, Argentina
Ciénaga Redonda
Antofalla, Catamarca Province, Argentina
Minera del Altiplano S.A. - MdA - Salar del Hombre Muerto, Catamarca Province, Argentina
Los Nacimientos
El Peñón
Antofagasta de la Sierra
Catamarca, Catamarca Province, Argentina
Salar del Hombre Muerto
Population Centers
Significant Villages of Antofagasta de la Sierra
Routes from Population Centers
Route from Antofalla - Kolla Atacameno Indigenous Community to the Salar del Hombre Muerto
Scale: 1:5,000,000
Coordinate System: POSGAR 2007 Argentina Zone 3
N
0
50
100
Kilometers

We conduct our Argentine operations through Minera del Altiplano S.A. ("MdA"), our Argentine operating subsidiary. We extract lithium from naturally occurring lithium-rich brines in SdHM, which covers a total area of nearly 600 square kilometers in a region of the Andes Mountains of northwest Argentina known as the "lithium triangle." This area of the Central Andes is within an arid plateau with numerous volcanic peaks and salt flats known as "salars" and is the principal lithium-bearing region of South America. The SdHM property is a production stage property, which has been operated since 1997. Reserves were estimated assuming a life-of-mine and anticipated lithium carbonate production schedule of 40 years (2023 through 2062). Based on available resources, current mine plans, and pricing assumptions, the life-of-mine is expected to remain profitable and above the cut-off grade beyond 40 years.
The boundaries of Salar del Hombre Muerto and our mining concessions within it are depicted in the following map:

Salar del Hombre Muerto consists of evaporite deposits formed within an isolated basin depression. Fault-bounded bedrock hills occur within and along the margins of the salar basin, subdividing the Salar del Hombre Muerto into two separate sub-basins (eastern and western), each with different evaporite sediment compositions. The eastern subbasin is dominated by borate evaporites, whereas the western subbasin is relatively free of clastic sediment (such as sand, silts and clays) and is dominated by halite (sodium chloride) evaporite deposits.
In connection with the mining concession, MdA owns and operates selective adsorption lithium production facilities and related chemical processing plants (the "SA Plant") in the Western Subbasin of the SdHM property (S25° 27ʹ, W 67° 05ʹ).
Mineral Resources and Reserves
Mineral Resources Estimate
The following table provides a summary of our estimated mineral resources at our SdHM property, exclusive of reserves, at December 31, 2022. The below mineral resource amounts are rounded and shown in thousands of MT of elemental lithium. A summary of the material technical information and assumptions supporting mineral resources are included below the table, and set forth in further detail in the Technical Report Summary (as defined herein) filed as Exhibit 96.1 to this Annual Report.

Category	Lithium (MT in thousands)	Depth Interval (m bgs)
Measured Mineral Resources	370	0-40
Indicated Mineral Resources	228	40-100
Total Measured and Indicated Mineral Resources	597
Inferred Mineral Resources	892	100-200
Total Measured, Indicated and Inferred Mineral Resources	1,489
•Lithium mass rounded to the nearest thousand.
•Mineral resources are reported exclusive of mineral reserves. Mineral resources are not mineral reserves and do not have demonstrated economic viability.
•Lithium resources are reported in MT of elemental lithium. The LCE of the reported resources (excluding reserves) is 1,968 thousand MT LCE in measured resource (0–40 m below ground surface ("bgs")), 1,212 thousand MT LCE in indicated resource (40–100 m bgs), and 4,749 thousand MT LCE in inferred resource (100–200 m bgs).
•Resources are reported on an in-situ basis. Lithium resources, exclusive of reserves, were estimated by subtracting proven reserves from in-situ measured resources and probable reserves from in-situ indicated resources.
•The resource estimate represents the lithium mass in brine, at a specific point in time, that may be produced by pumping or some other extraction method. The basic calculation of resource mass for compounds dissolved in brines is simply the product of the control (reservoir) volume, the brine-saturated aquifer parameters (specific yield, "Sy"), and the concentration of lithium in the brine.
•The lithium resource estimate relies in part on data analyzed by the QPs from a monitoring well network, consisting of 35 wells across the Western Subbasin, installed in 2017, and three deep exploration holes installed in 2020. Historical data collected prior to development were used by the QPs to estimate static reservoir properties that are assumed not to change.
•Aquifer parameters (Sy) at depth were determined using linear regression analysis to develop predictive equations for these variables with depth. Measured lithium concentrations from the monitoring well network and 2020 deep exploration boreholes were used to estimate measured, indicated, and inferred resource across the Western Subbasin for the 0-30 m interval. Since mining operations on the SdHM property began 25 years ago, the property has continued to produce high-grade (>740 mg/L) lithium brine with remarkably low variability in brine grade.
•All calculation methods used defined reservoir volumes consisting of polygons of nominal 10 meter (m) thickness for 0–60 m bgs, 40 m thickness for 60–100 m bgs, and 100 m thickness for 100–200 m bgs. Resources have been categorized, based on the opinion of the QPs, based on basin depth intervals, according to the available data for the estimate.
•This resource estimate assumes that brine produced to date originated from brine in the measured resource (0–40 m bgs) interval, since batteries used for brine production are constructed to a depth up to 40 m bgs. Because flow to production wells is predominantly horizontal, and the existing well battery does not extend below 40 m, it is unlikely lithium produced to-date originated from indicated (40–100 m bgs) or inferred (100–200 m bgs) resource intervals.
•The mineral resource for lithium was calculated for the entire area of Livent’s SdHM concessions, using several related methods described in the Technical Report Summary. For all methods, the area of analysis (i.e., the resource extent) included nearly all portions of the Western Subbasin of SdHM (not extending beyond) the concession boundaries.
•Although portions of the basin are greater than 200 m, the resources were estimated to a basin depth of 200 m bgs. The depth of the resource in the Western Subbasin (assumed to coincide with depth to bedrock) has been estimated using geophysical methods at greater than 900 m in the western lobe of the Western Subbasin and deep exploration holes installed in 2020 indicate resource depths greater than 300 m near the primary well battery. However, a 200 m depth cutoff was deemed appropriate (lower total lithium mass) by the QPs in the absence of sufficient data below 200 m bgs.
•A cut-off grade of 218 mg/L is tied to the resource estimate (exclusive of lithium reserves) because the cut-off grade was applied to the reserve estimate, although, in the QPs’ opinion, a substantially lower cut-off grade could establish reasonable prospects for the extraction of lithium. The assumptions underlying this estimate are described under

"Mineral Reserves Estimate" below. As indicated below, the model-simulated flow-weighted average lithium concentration was 523 mg/L at the end of the 40-year simulation period.

Mineral Reserves Estimate
The following table provides a summary of our estimated mineral reserves at our SdHM property at December 31, 2022. Lithium reserves are the economically mineable part of the lithium resource. The below mineral reserve amounts are rounded and shown in thousands of MT of elemental lithium. A summary of the material technical information and assumptions supporting mineral resources are included below the table, and set forth in further detail in the Technical Report Summary filed as Exhibit 96.1 to this Annual Report.

Category	Lithium (MT in thousands)
Proven Mineral Reserves	153
Probable Mineral Reserves	578
Total Mineral Reserves	731
•Values rounded to the nearest thousand.
•Lithium reserves are reported in thousands of MT of elemental lithium. On an LCE basis, we had 815 thousand MT LCE in proven reserves and 3,076 thousand MT LCE in probable reserves.
•The QPs estimated lithium reserves using a numerical brine reservoir model to predict changes in brine occurrence and grade in response to anticipated production schedules.
•Lithium reserves were calculated based on modeled production for the 40-year life of the mine, starting in 2023, based on industry-standard software. Proven reserves have been estimated as the lithium planned to be produced from 2023 through 2032, for the first 10 years of the 40-year life of mine plan. Probable reserves have been estimated as the lithium planned to be produced for the remaining 30 years of the life of mine plan (2033 through 2062).
•40 years was the chosen time frame for the numerical simulation, based on the QPs’ understanding of the resource, 25-year operational history, and anticipated production schedule, which in turn is the basis for establishing the life-of-mine. Based on available resources, current mine plans, and pricing assumptions, the life-of-mine is expected to remain profitable and above the cut-off grade beyond 40 years.
•The anticipated lithium carbonate production schedules were used to estimate reserves, based on the Company’s production expansion plans described in this Annual Report and the Technical Report Summary.
•New brine production wells are also required to meet future target production rates. All new wells were assumed to draw exclusively from the measured resource depth interval (0–40 m bgs) in years 1 through 20 based on the QPs’ assumed well configuration described in the Technical Report Summary (which is only one of many potential well configurations capable of meeting target lithium production rates). In years 21 through 40, brine is assumed to be produced from both the measured and indicated resource (0–100 m bgs) depth intervals. In all cases, the expected lithium mass extracted was reduced by 23.4% to account for process-related lithium losses due to inefficiencies.
•Inflows from the Eastern Subbasin and Trapiche Aquifer were assumed constant for the entire predictive simulation. Inflows of spent brine, based on the spent brine management assumptions discussed in the Technical Report Summary, increased in response to increased plant throughput following anticipated future expansions, until the year 2030, at which point the flows were held constant.
•A simulation was performed using the brine reservoir model to evaluate the model’s sensitivity to inflows from the Eastern Subbasin. Eliminating flow from the Eastern Subbasin does not materially affect model predictions and the anticipated production schedule is attainable.
•The estimated economic cutoff grade for the project is 218 mg/L lithium, based on the aforementioned assumptions and the factors and further assumptions discussed below:
◦Numerical model results indicate the Company’s production schedule is feasible and brine grade will remain well above the economically viable cut-off grade throughout the life of mine plan. The model-simulated flow-weighted average lithium concentration was 523 mg/L at the end of the 40-year simulation period. Although not considered in the lithium reserves estimate, lower cut-off grades may become economically viable with advances in process technology or with changes in mine plans (e.g., additional pre-concentrate ponds or selective adsorption columns). The economic analysis indicated positive cash flow for the life-of-mine after an initial payback period of 3.6 years based on the anticipated production schedule.
◦Assumed pricing for battery-grade lithium carbonate of $20,000 per MT LCE throughout the estimated 40-year life of asset.

◦Capital expenditures for the production capacity expansions were estimated at $1,191 million for 2023 through 2028, with sustaining capital expenditures ranging between $11 million and $25 million between 2023 and 2031.
◦Estimated production costs amount to approximately $4,700 per MT LCE, not including royalties and fees that, under current law and contractual arrangements, are set at approximately 3.5% of its annual sales (calculated using the annual Contractual Price described below in the "Mineral Concession Rights and Royalties" subsection), or corporate taxes, which are estimated based on an assumed 22% effective corporate tax rate. Depreciation calculated based on asset useful life, usually ranging from 15 years for equipment and machinery to 40 years for buildings, royalties and related fees and corporate taxes were considered, however, together with the above operating expenses in establishing the cut-off grade.
◦The reserves estimate reflects an estimated cost of capital of 10% (i.e., the Company’s projected revenues exceed total projected capital and operating expenses by 10%) to establish the minimum economically viable lithium concentration for the SdHM property to be marginally profitable.
◦See Section 12 of the Technical Report Summary for information regarding process efficiency assumptions for future production and estimated reserves and the life of mine plan.
◦Financials were valued in current U.S. dollar terms and do not reflect foreign exchange or inflation assumption. Lithium carbonate is priced in U.S. dollars. Approximately 60% of total operating costs in Argentina are U.S. dollar-denominated and the estimate assumes that inflation will be offset by increased peso devaluation over time.
The key assumptions and parameters relating to the SdHM property’s lithium mineral resources and reserves are discussed in more detail in sections 11 and 12, respectively, of the Technical Report Summary. Our mineral resource and reserve estimates are based on many factors, including the area and volume covered by our mining rights, our projected expansions of production capacity, assumptions regarding our extraction rates based upon an expectation of operating the mines on a long-term basis and the quality of in-place reserves.
Mineral Concession Rights and Royalties
We own our interest in the property and conduct our operations at the SdHM property through MdA, in which we own a substantially 100% equity interest, with the government of Catamarca province holding an immaterial equity interest through a special class of shares providing for certain dividend and governance rights.
In 1991, MdA entered into an ongoing agreement, for so long a time as our mineral concession is valid, with the Argentine federal government and the Catamarca province in connection with the development of the SdHM property exploration site. Following legislative and constitutional reforms in 1993 and 1994, the Argentine federal government assigned all of its rights and obligations under the agreement to the Catamarca province. The agreement governs limited matters relating to our production activities and grants to the Catamarca province an immaterial minority ownership stake in MdA, which enables the province to receive certain dividends and to appoint two of MdA’s ten-member Board of Directors and one of MdA’s three-member audit committee. The term of the agreement expires when MdA ceases to extract and produce lithium compounds from the SdHM property.
MdA holds title to mineral concession rights for its extraction activities on the SdHM property. These mineral concession rights cover an area of approximately 327 square kilometers and were granted to MdA pursuant to the Argentine Mining Code. Pursuant to the Argentine Mining Code, MdA’s mineral concession rights are valid until the deposit is depleted of all minerals. The concession rights may be rescinded if we fail to pay fees or do not actively extract minerals for a period lasting more than four years.
The mineral concession rights granted to MdA include a total of 144 mining concessions, with 143 being in the Western Subbasin and 1 being in the Eastern Subbasin. On December 29, 2021, the mining authority of Catamarca approved the formation of the Salar del Hombre Muerto mining group (i.e., a single mining property constituted from multiple adjoining existing mines), combining 141 of the 144 mining properties into one mining property.
MdA is required to pay the Catamarca province an immaterial semi-annual "canon" fee pursuant to the Argentine Mining Code and monthly royalties equal to 3% of the pithead value of the minerals extracted by MdA (the "Pithead Royalty") pursuant to the Argentine Mining Investment Law and Catamarca provincial law. Separately, under an amendment to its long-term agreement with Catamarca entered into on January 25, 2018, MdA agreed to pay the Catamarca province an additional monthly contribution (the "Additional Contribution") and to make Corporate Social Responsibility ("CSR") expenditures. The Additional Contribution amount is equal to 2% of sales of products in a given month measured at the higher of MdA’s average invoice price or an average export price for similar products from Chile and Argentina, net of tax in either case (the "Contractual Price") less Pithead Royalty. The total amount MdA pays will not be above 2% of sales of products at the Contractual Price in a given month. The CSR amount each year is the equivalent of 0.3% of MdA's annual sales of products at the Contractual Price. Total payments including the "canon" fee, Pithead Royalty, Monthly Contribution, CSR expenditures and water trust payments equal to 1.2% of annual sales of products at the Contractual Price were approximately $24.1 million, $5.5 million and $5.9 million for the years ended December 31, 2022, 2021 and 2020. There are no private royalties that apply to our production from SdHM property.
A portion of the territory governed by our concession rights, representing approximately 7.6% of our concession (approximately 25 square kilometers), is subject to a longstanding border dispute between Catamarca and the adjacent Salta province. The border dispute has never impacted our operations and we do not expect that it will impact our operations going forward and we do not view this as material, as deposits in the area are not as thick and the grade of lithium concentration is much lower. Salta province claims that it is entitled to royalties from us for the minerals extracted within the small portion of our concession that falls within the disputed territory, although under Argentine law we cannot be charged duplicate royalties for the same minerals (the "Salta Royalty Claim"). Additionally, the Salta province has granted and may grant mineral concessions in the disputed territory to other parties, although to date Catamarca authorities have not permitted any others to extract lithium from within the boundaries of our concession. We previously engaged in judicial proceedings in Argentina with the Salta province to resolve the Salta Royalty Claim. In January 2021, MdA and the State Prosecutor of Salta entered into an agreement to suspend the judicial proceedings and for discussions with the competent authorities of the Salta province to evaluate and resolve the Salta Royalty Claim. The agreement may be terminated by either party upon sixty days’ prior notice. The discussions are ongoing.
MdA is required to maintain certain permits in respect of its operations in Salar del Hombre Muerto, and all material permits have been obtained. An environmental impact statement is required to be updated and approved by Catamarca province every two years. Certain water permits are also currently subject to renewal every two years. No additional material permits are required for MdA to freely operate these concessions. See section 17.3 of the Technical Report Summary.
Operations, Accessibility and Infrastructure
Exploration of Salar del Hombre Muerto began in the early 1990s, with the initial geological investigations of Salar del Hombre Muerto, prior to development. In 1991, MdA and Livent’s predecessor, FMC Corporation ("FMC") entered into an ongoing agreement, for so long a time as our mineral concession is valid, with the Argentine federal government and the Catamarca province in connection with the development of the SdHM property exploration site. Following legislative and constitutional reforms in 1993 and 1994, the Argentine federal government assigned all of its rights and obligations under the agreement to the Catamarca province. The agreement governs limited matters relating to our production activities and grants to the Catamarca province an immaterial minority ownership stake in MdA, which enables the province to receive certain dividends on a pro rata basis and to appoint two of MdA’s ten-member Board of Directors and one of MdA’s three-member audit committee. Commercial extraction operations began in 1998.
The current lithium production process remains largely unchanged since operations began. Lithium-rich brine containing approximately 740 milligrams per liter (mg/L) lithium is pumped from the brine reservoir beneath the surface of the SdHM property using production wells, where it is directed to the SA Plant for processing or optionally, into an evaporation pond system prior to going to the SA Plant.
Once lithium is extracted from the brine, it is further concentrated in solar evaporation ponds. The concentrated brine is then conditioned and reacted with sodium carbonate to produce lithium carbonate and sodium chloride. Finished lithium carbonate is packaged and stored onsite until shipping. Lithium chloride is used as an intermediate in other Livent operations or sold commercially.
The energy required for the mining and production operations on the SdHM property is generated in an on-site facility, with eight generators fueled by natural gas, supplied to the site via pipeline operated by an independent third party, and/or the diesel, transported by vehicles and maintained in storage facilities. The fresh water for the mining operations is withdrawn from a small dammed surface water impoundment and from a series of groundwater pumping wells. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly.
We access our extraction sites and nearby manufacturing facilities by local roadway. We transport the brine extract from our SA Plant (also referred to as the Fénix facility) by truck to our Güemes facility for processing. We then transport the processed lithium carbonate and lithium chloride by truck to ports in Argentina and Chile, where it is shipped by vessel to our manufacturing facilities and customers.
The SdHM property mining site is accessible by road and air. The site is approximately 400 kilometers from the city of Salta to the north, traveling by national and provincial roadways. From the city of Catamarca to the south, the site may be accessed by national and provincial roadways with a total driving distance of approximately 650 kilometers. The SdHM property plant site is approximately 675 kilometers driving distance from the port city of Antofagasta, Chile to the northwest, via national and provincial roadways and then Panamericana Norte Route 5. The Salta airport is the nearest major commercial airport to the plant site. Livent maintains a runway suitable for light-duty aircraft approximately 1 kilometer east of the SdHM property plant site, with daily departures, weather permitting, to regional airports in Catamarca and Salta.
In addition to the SA Plant, the SdHM property includes various infrastructure components necessary to its operations, as described in section 15 of the Technical Report Summary. MdA’s workforce at the SdHM property was composed of approximately 538 employees as of December 31, 2022, mostly residents of Catamarca Province. As of December 31, 2022, the total book value of the SdHM property and its associated plant and equipment was approximately $513.7 million.
Exploration and Expansion Activities
After nearly 25 years of continuous operations, in 2020 we explored the lithium brine resources of the Western Subbasin of the SdHM property at depths greater than the depth of our operating brine production wells. This supplemental exploration program involved core drilling three locations using an HQ-diameter diamond drill to 102 m, 220 m, and 302 m below ground surface (bgs) to determine the brine quality and brine reservoir permeability at depths greater than 40 m bgs. The drill hole locations were selected to collect data near existing brine pumping well batteries, as well as in the area where the Eastern and Western Subbasins connect. Data collected from boreholes during the program provide evidence of lithium concentrations and reservoir properties at depths below any existing pumping wells. Packer tests were employed to collect brine samples and determine relative permeability (flow rates) at various depth intervals within boreholes. Brine samples were collected and analyzed for lithium content at MdA's onsite laboratory and at SGS Laboratories in Salta, Argentina.
We are expanding our production capacity in order to increase our mineral processing capacity at the SdHM property in future years. The first expansion project is currently underway and its first phase is expected to be completed in 2023 and its second phase is expected to begin production in 2024. Each phase of the expansion involves constructing a new selective absorption plant, a new carbonate plant and supporting infrastructure. The initial expansion is designed to double our current lithium production capacity to approximately 40,000 MT on an LCE basis per year.
The second expansion, which is currently in its early design phase, will include another selective absorption plant, a new carbonate plant and supporting infrastructure, including recycling capabilities designed to save energy and reduce utility-related capital and operating costs. The second expansion is designed to increase capacity by another 30,000 MT LCE per year with potential first production as early as the end of 2025.
The third expansion, which is in an earlier stage, is designed to rely mainly on existing infrastructure, including the reuse and expansion of current pre-concentrate ponds, which are expected to provide enough feed for a new carbonate plant with an annual capacity of 30,000 MT LCE. The expansion, if successful, would expand our total lithium production capacity to approximately 100,000 MT LCE by 2030.
See section 14.6 of the Technical Report Summary for additional information about the expansion projects and section 18 of the Technical Report Summary for the related estimated capital expenditures.

Other Property—Nemaska Lithium
The Whabouchi Mine is located in the James Bay area in the Province of Québec, approximately 30 kilometers east of the Cree Nation of Nemaska and 300 kilometers north-northwest of the town of Chibougamau. The Nemaska Lithium property is accessible by several roadways and by air through the Nemiscau airport, located 18 kilometers west of the property.
We own a 50% economic interest in the Nemaska Lithium property through our 100% equity ownership of Québec Lithium Partners (UK) Limited ("QLP"), which in turn owns 50% of the equity interest in Nemaska Lithium Inc. ("NLI"), which directly owns all of the assets comprising the Nemaska Lithium Project. The remaining 50% economic interest in NLI and the Nemaska Lithium Project continues to be owned by the Canadian government, through Investissement Québec ("IQ"). See Note 6 to our consolidated financial statements elsewhere in this Annual Report for more information.
The Nemaska Lithium property covers a total of approximately 1,632 hectares. The property is comprised of 35 claims that initially expire from late 2024 through 2025 but are renewable by Nemaska Lithium, subject only to declaring proof of exploration and paying renewal rights, and a lease covering 138 hectares from the Ministère des Ressources naturelles et des Forêts ("MRNF") of the Province of Québec, which expires on October 25, 2037. The claims and the lease grant NLI the right to explore for mineral substances and their associated surface leases grant rights to develop necessary infrastructure. The mining lease grants right to extract lithium and operate the mine.
The Nemaska Lithium Project is undergoing late stage engineering work and site clearing for the conversion facility in Bécancour. NLI plans to complete a feasibility or pre-feasibility study in the near term to establish mineral resources and reserves, and production estimates and specifications for a lithium hydroxide conversion facility (currently planned to be located in an industrial park in Bécancour, Québec, approximately 900 km from the mine). The determination of the required capital expenditures, environmental and other permits, infrastructure development (including an anticipated rail link from the locale of the property to Bécancour), and construction and operational design plans for the property and the conversion facility remain subject to the completion of the feasibility or pre-feasibility study and the approval of NLI’s shareholders, Livent and IQ. Once operational, Livent expects to provide technical advisory support, marketing and sales, and other services to NLI pursuant to contractual arrangements that are in place or under negotiation.
Internal Controls
The development of our mineral resources and reserves estimates, including related assumptions, were prepared by the QPs. We reviewed the mineral resources and reserves engaged third-party consultants and independent laboratories to generally review the data.
When determining resources and reserves, as well as the differences between resources and reserves, QPs developed specific criteria, each of which must be met to qualify as a resource or reserve, respectively. These criteria, such as demonstration of economic viability, points of reference and grade, are specific and attainable. The management agree on the reasonableness of the criteria for the purposes of estimating resources and reserves used by the QPs.
All estimates require a combination of historical data and key assumptions and parameters. When possible, historical data and resources and data from public information and generally accepted industry sources were used to develop these estimations.
We have developed quality control and quality assurance ("QC/QA") procedures at the SdHM property, which were reviewed by the QPs to ensure the process for developing mineral resource and reserve estimates were sufficiently accurate. QC/QA procedures include independent checks on samples by third party laboratories, duplicate sampling, among others. In addition, the QPs reviewed the consistency of historical production as part of their analysis of the QC/QA procedures. See details of the controls in the Technical Report Summary filed as Exhibit 96.1 to this Annual Report.
We recognize the risks inherent in mineral resource and reserve estimates, such as the geological complexity, the interpretation and extrapolation of field and well data, changes in operating approach, macroeconomic conditions and new data, among others. The capital, operating and economic analysis estimates rely on a range of assumptions and forecasts that are subject to change. In addition, certain estimates are based on mineral rights agreements with foreign governments. Any changes to these access rights or to assumptions described in the Technical Report Summary could impact the estimates of mineral resources and reserves calculated in these reports. Overestimated resources and reserves resulting from these risks could have a material effect on future profitability.

ITEM 3.    LEGAL PROCEEDINGS
See Note 2 "Principal Accounting Policies and Related Financial Information" - Environmental obligations, Note 9 “Environmental Obligations” and Note 16 "Commitments and Contingencies" in the notes to our consolidated financial statements included in this Form 10-K, the content of which are incorporated by reference to this Item 3.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 4A.    INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of Livent Corporation, the offices they currently hold, their business experience and their ages as of December 31, 2022, are as follows:

Name	Age on 12/31/2022	Office, year of election and other information
Paul W. Graves	51	President, Chief Executive Officer and Director (May 2018-Present); Executive Vice President and Chief Financial Officer, FMC (12-18); Managing Director, Goldman Sachs Group (06-12)
Gilberto Antoniazzi	56	Vice President and Chief Financial Officer (May 2018-Present); Chief Financial Officer, FMC's Agricultural Solutions business segment (13-18); Chief Financial Officer, FMC's Latin America Region (04-13)
Sara Ponessa	51	Vice President, General Counsel and Secretary (May 2018-Present); Senior Business Counsel, FMC's Lithium business segment (14-18); Business Counsel, FMC's Alkali Chemicals division (12-14); Vice President and Risk Management and Compliance Section Manager, Wilmington Trust Company (06-12)
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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Livent common stock of $0.001 par value is traded on the New York Stock Exchange (Symbol: LTHM). As of February 21, 2023, we had 2,219 holders of record of our common stock and approximately 165,206 beneficial holders of our common stock.
Our Board of Directors has not declared any quarterly dividends as of December 31, 2022 and does not expect to pay any dividends in the foreseeable future. Any future payment of dividends will depend on our financial condition, results of operations, conditions in the financial markets and such other factors as are deemed relevant by our Board of Directors.
Stockholder Return Performance Presentation
The graph that follows shall not be deemed to be incorporated by reference into any filing made by Livent under the Securities Act or the Exchange Act.
The following Stockholder Performance Graph compares the cumulative total return on Livent’s common stock with the S&P 500 Index and the S&P 500 Chemicals Index for the period following the IPO through December 31, 2022. The comparison assumes $100 was invested on October 12, 2018, in Livent’s common stock and in both of the indices, and the reinvestment of all dividends.
Repurchases of Common Shares
A summary of our repurchases of Livent's common stock for the three months ended December 31, 2022 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2022	139.2	$28.18	$—	$—
November 1 through November 30, 2022	156.3	$29.50	—	—
December 1 through December 31, 2022	227.3	$20.65	—	—
Total Q4 2022	522.8	$25.30	$—	$—
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
OVERVIEW
We are a pure-play, fully integrated lithium company, with a long, proven history of producing performance lithium compounds. Our primary products, namely battery-grade lithium hydroxide, lithium carbonate, butyllithium and high purity lithium metal are critical inputs used in various performance applications. Our strategy is focused on supplying high performance lithium compounds to the rapidly growing EV and broader energy storage battery markets, while continuing to maintain our position as a leading global producer of butyllithium and high purity lithium metal. With extensive global capabilities, approximately 80 years of continuous production experience, applications and technical expertise and deep customer relationships, we believe we are well positioned to capitalize on the accelerating trend of electrification.
We produce lithium compounds for use in applications that have specific and constantly changing performance requirements, including battery-grade lithium hydroxide for use in high performance lithium-ion batteries. We believe the demand for our compounds will continue to grow as the electrification of transportation accelerates, and as the use of high nickel content cathode materials increases in batteries. We also supply butyllithium, which is used in the production of polymers and pharmaceutical products, as well as a range of specialty lithium compounds including high purity lithium metal, which is used in the production of lightweight materials for aerospace applications and non-rechargeable batteries. It is in these applications that we have established a differentiated position in the market through our ability to consistently produce and deliver performance lithium compounds.
2022 Highlights
The following are the more significant developments in our business during the year ended December 31, 2022:
•Revenue of $813.2 million in 2022 increased $392.8 million versus 2021 primarily due to higher pricing across all our products partially offset by a slight decrease in sales volumes.
•Gross margin of $395.7 million in 2022 increased $307.3 million versus 2021 primarily due to higher pricing across all of our products partially offset by higher logistics, raw material and other operating costs coupled with a slight decrease in sales volumes.
•Net income of $273.5 million in 2022 compared to net income of $0.6 million for 2021 was primarily due to higher pricing across all of our products, partially offset by higher Restructuring and other charges, a slight decrease in sales volumes, higher logistics, raw material and other operating costs, $15.1 million Equity in net loss of unconsolidated affiliate and an increase to income tax expense.
•Adjusted EBITDA of $366.7 million for 2022 increased $297.2 million compared to the 2021 amount of $69.5 million primarily due to higher pricing across all of our products partially offset by a slight decrease in sales volumes and higher logistics, raw material and other operating costs.
COVID-19 Impacts
During the year ended December 31, 2022, COVID-19 and its consequences still negatively impacted our business, operations and financial performance.
Pursuant to its zero-COVID strategy throughout almost all of 2022, the government of China continued to enact emergency measures in certain geographic locations to stem the spread of COVID-19. After the government of China abandoned its zero-COVID strategy in December, 2022, the number of COVID-19 cases in China increased significantly. Although disruptions and delays within our supply chain and logistics operations have lessened, we expect the spread of COVID-19 in China to have a negative impact on the efficient operation of our facilities, toll manufacturers, supply chains and logistics. We expect our global expansion work will also continue to be impacted. In addition to delays, there have been increased costs due to slowdown of availability of materials as well as higher freight and logistics prices.
Our uses of cash were impacted by the effects of COVID-19 during the year ended December 31, 2022. We continue to use cash to purchase additional COVID-19 testing kits, personal protective equipment for our employees, such as masks and gloves, and for increased cleaning and disinfectant costs, additional medical personnel at our facilities, and increased personnel transportation costs.

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

2023 Outlook
We expect higher volumes and higher average pricing across our lithium products in 2023, resulting in higher profitability versus 2022. We also expect higher costs versus the prior year, primarily related to royalties, the ramping up of new production units and general inflationary pressures.

In this section, we discuss the results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Results of Operations — Years Ended December 31, 2022 and 2021

(in Millions)	Year Ended December 31,
	2022	2021
Revenue	$813.2	$420.4
Costs and expenses:
Costs of sales	417.5	332.0
Gross margin	395.7	88.4
Selling, general and administrative expenses	55.2	49.9
Research and development expenses	3.9	3.0
Restructuring and other charges	7.5	3.8
Separation-related costs	0.7	2.0
Total costs and expenses	484.8	390.7
Income from operations before loss on debt extinguishment, equity in net loss of unconsolidated affiliate, interest expense, net and other gain	328.4	29.7
Loss on debt extinguishment	0.1	—
Equity in net loss of unconsolidated affiliate	15.1	5.5
Interest expense, net	—	0.3
Other gain	(22.2)	—
Income from operations before income taxes	335.4	23.9
Income tax expense	61.9	23.3
Net income	$273.5	$0.6

In addition to net income, as determined in accordance with U.S. GAAP, we evaluate operating performance using certain Non-GAAP measures such as EBITDA, which we define as net income plus interest expense, net, income tax expense, and depreciation and amortization, and Adjusted EBITDA, which we define as EBITDA adjusted for Argentina remeasurement losses, restructuring and other charges, separation-related costs, COVID-19 related costs and other losses/(gains). Management believes the use of these Non-GAAP measures allows management and investors to compare more easily the financial performance of the Company's underlying business from period to period. The Non-GAAP information provided may not be comparable to similar measures disclosed by other companies because of differing methods used by other companies in calculating EBITDA and Adjusted EBITDA. These measures should not be considered as a substitute for net income or other measures of performance or liquidity reported in accordance with U.S. GAAP. The following table reconciles EBITDA and Adjusted EBITDA from net income.

(in Millions)	Year Ended December 31,
	2022	2021
Net income	$273.5	$0.6
Add back:
Income tax expense	61.9	23.3
Interest expense, net	—	0.3
Depreciation and amortization	27.7	25.1
EBITDA (Non-GAAP)	363.1	49.3
Add back:
Argentina remeasurement losses (a)	6.7	5.3
Restructuring and other charges (b)	7.5	3.8
Separation-related costs (c)	0.7	2.0
COVID-19 related costs (d)	2.4	5.2
Loss on debt extinguishment (e)	0.1	—
Other loss (f)	9.9	3.9
Subtract:
Blue Chip Swap gain (g)	(22.2)	—
Argentina interest income (h)	(1.5)	—
Adjusted EBITDA (Non-GAAP)	$366.7	$69.5
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
b.We continually perform strategic reviews and assess the return on our business. This sometimes results in management changes or in a plan to restructure the operations of our business. As part of these restructuring plans, demolition costs and write-downs of long-lived assets may occur. 2022 Restructuring and other charges consisted primarily of transaction related legal fees and miscellaneous nonrecurring costs, exit costs, severance-related costs and environmental remediation. 2021 consists primarily of environmental remediation, transaction related legal fees and miscellaneous nonrecurring costs.
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
e.Represents the partial write off of deferred financing costs for the amendments to our Revolving Credit Facility excluded from our calculation of Adjusted EBITDA because the loss is nonrecurring.
f.Represents our 50% ownership interest (which was 25% prior to June 6, 2022) in costs incurred for certain project-related costs to align Nemaska's reported results with Livent's capitalization policies, interest expense incurred by NLI and non-recurring transaction costs related to our initial investment in NLI, all included in Equity in net loss of unconsolidated affiliates in our consolidated statement of operations. The Company accounts for its equity method investment in the NLI on a one-quarter lag basis.
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

Year Ended December 31, 2022 compared with Year Ended December 31, 2021
Revenue
Revenue of $813.2 million for 2022 increased by approximately 93%, or $392.8 million, versus $420.4 million for 2021 primarily due to higher pricing across all of our products partially offset by a slight decrease in sales volumes.
Gross Margin
Gross margin of $395.7 million for 2022 increased by $307.3 million, or approximately 348%, versus $88.4 million for 2021. The increase in gross margin was primarily due to higher pricing across all of our products partially offset by higher logistics, raw material and other operating costs coupled with a slight decrease in sales volumes.
Selling, general and administrative expenses
Selling, general and administrative expenses of $55.2 million for 2022 increased by $5.3 million, or approximately 11% versus $49.9 million in 2021. The increase in selling, general and administrative expenses was primarily due to an increase in employee compensation.
Restructuring and other charges
Restructuring and other charges of $7.5 million for 2022 increased by $3.7 million or approximately 97% versus $3.8 million for 2021. The increase in Restructuring and other charges was primarily driven by higher transaction related fees, exit and severance-related costs and environmental remediation. See Note 8 and Note 9 to our consolidated financial statements of this Form 10-K for details.
Equity in net loss of unconsolidated affiliate
Equity in net loss of unconsolidated affiliates of $15.1 million for 2022 increased $9.6 million from $5.5 million in 2021. The increase arises out of our 50% ownership interest in the NLI (which was 25% prior to June 6, 2022) and higher project-related development costs incurred by our unconsolidated affiliate (see Note 6 for details).
Interest expense
All $15.8 million of our interest for 2022 was capitalized. Interest expense for 2021 is noncash amortization of transaction costs related to the 2025 Notes which represents the excess interest over the amount of interest capitalized in accordance with U.S. GAAP for 2021.
Income tax expense
The increase in income tax expense to $61.9 million for 2022 compared to the income tax expense of $23.3 million for 2021 was primarily due to an increase in income from operations. The increase in income tax expense was partially offset by an increase in jurisdictional mix of earnings where the statutory rate is lower than the U.S. Federal statutory rate. Additionally, the increase in income tax expense was partially offset by fluctuations in foreign currency impacts in Argentina of $8.4 million and $15.5 million for 2022 and 2021, respectively. Within foreign currency impacts, Argentina tax law annually requires an increase to taxable income for inflationary adjustments in the period when the consumer price index fluctuates over a specific threshold, which for 2022 was met in the second quarter of 2022.

Net income
Net income of $273.5 million for 2022 compared to net income of $0.6 million for 2021 was primarily due to higher pricing across all of our products partially offset by higher Restructuring and other charges a slight decrease in sales volumes, higher logistics, raw material and other operating costs, $15.1 million Equity in net loss of unconsolidated affiliate and an increase to income tax expense. 2022 also includes a $22.2 million gain from our sale of Argentina Sovereign U.S. dollar-denominated bonds (see Note 2 for more information).

Liquidity and Capital Resources
Our prospective success in funding our cash needs will depend on the strength of the lithium market and our continued ability to generate cash from operations and raise capital from other sources. Our primary sources of cash are currently generated from operations and borrowings under our Revolving Credit Facility.
Cash and cash equivalents as of December 31, 2022 and 2021, were $189.0 million and $113.0 million, respectively. Of the cash and cash equivalents balance as of December 31, 2022 and 2021, $39.8 million and $26.9 million was held by our foreign subsidiaries, respectively. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal. See Note 11 to the consolidated financial statements included within this Form 10-K for more information.
On July 25, 2022 we entered into a long-term supply agreement with a customer to deliver battery-grade lithium hydroxide over six years between 2025 and 2030. The contract included an advance payment from the customer of $198 million, which we received in the third quarter of 2022. The advance payment is refundable if the agreement is terminated for any reason specified in the agreement.
Amended and Restated Credit Agreement, (the "Revolving Credit Facility")
On September 1, 2022, the Company entered into the Revolving Credit Facility among the Company, Livent USA Corp (together with the Company, the "Borrowers"), certain subsidiaries of the Borrowers as guarantors, the lenders (the "Lenders") and issuing banks and Citibank, N.A., as administrative agent. The Revolving Credit Facility amended and restated the Company’s Original Credit Agreement, as amended (the "Credit Agreement").
The Revolving Credit Facility provides for a $500 million senior secured revolving credit facility, $50 million of which is available for the issuance of letters of credit for the account of the Borrowers, with an option to request, and subject to each Lender’s sole discretion, that the aggregate revolving credit commitments be increased to up to $700 million. Amounts under the Revolving Credit Facility may be borrowed, repaid and re-borrowed from time to time until the final maturity date on September 1, 2027. The issuance of letters of credit and the proceeds of revolving credit loans made pursuant to the Revolving Credit Facility may be used for general corporate purposes, including capital expenditures and permitted acquisitions. Certain of the Borrowers’ domestic subsidiaries (the "Guarantors") guarantee the obligations of the Borrowers under the Revolving Credit Facility. The obligations of the Borrower and the Guarantors are secured by all of the assets of the Borrowers and the Guarantors, including the Borrowers’ facility and real estate in Bessemer City, North Carolina, subject to certain exceptions and exclusions. See Note 11 to this Annual Report on Form 10-K for more information.
The foregoing description of the Revolving Credit Facility does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Credit Agreement, which is filed as Exhibit 10.23 to this Annual Report on Form 10-K.
We had $245.8 million of debt outstanding as of December 31, 2022 and 2021, which is comprised of our 2025 Notes. Among other restrictions, our Revolving Credit Facility contains financial covenants applicable to Livent and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our financial covenants have not changed with the September 1, 2022 amendments to our Credit Agreement. Our maximum allowable first lien leverage ratio is 3.5 as of December 31, 2022. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all covenants as of December 31, 2022.
Statement of Cash Flows
Cash provided by operating activities was $454.7 million and $26.4 million for the years ended December 31, 2022 and 2021, respectively.
The increase in cash provided by operating activities for 2022 compared to 2021 was primarily driven by higher net income and a $198 million customer advance payment received for a long-term supply agreement in the third quarter of 2022, partially offset by an increase in trade receivables and inventories in 2022 compared to 2021.
Cash used in investing activities was $364.7 million and $143.3 million for the years ended December 31, 2022 and 2021, respectively.
The increase in cash used in investing activities for 2022 compared to 2021 is primarily due to the ramping up of capital spending in the second half of 2021 and in 2022 as Livent resumed its capital expansion work in Argentina and the U.S., resulting in a significant increase in capital expenditures for capacity expansion during 2022 versus 2021.
Cash (used in)/provided by financing activities was $(12.5) million and $218.0 million for the years ended December 31, 2022 and 2021, respectively.

The decrease in cash provided by financing activities for 2022 compared to 2021 is primarily due to the net proceeds received from the Offering of $252.2 million in the second quarter of 2021, partially offset by the repayment of the Revolving Credit Facility in the same period. 2022 includes $13.5 million for the repayment of the QLP Note and $3.2 million in proceeds from the issuance of common stock under the Company's incentive plans partially offset by $2.2 million in financing fees for amendments to the Company's Revolving Credit Facility.
Other potential liquidity needs
We plan to meet our liquidity needs through available cash, cash generated from operations, borrowings under the committed Revolving Credit Facility, and other potential working capital financing strategies that may be available to us. As of December 31, 2022, our remaining borrowing capacity under our Revolving Credit Facility, subject to meeting our debt covenants, was $485.1 million, including letters of credit utilization.
Our net leverage ratio is determined, in large part, by our ability to manage the timing and amount of our capital expenditures, which is within our control. It is also determined by our ability to achieve forecasted operating results and to pursue other working capital financing strategies that may be available to us, which is less certain and outside our control. In the first quarter of 2020, because of the significant practical constraints resulting from actions being taken by authorities around the word in response to the COVID-19 pandemic, the Company elected to suspend all capital expansion work globally. As of the second quarter of 2021, Livent resumed its capital expansion work in Argentina and the U.S. Based on this resumption, the Company estimates 2023 total capital spending to be in the range of $325 million to $375 million.
There continue to be challenges relating to expansion projects, including design modifications and labor and material shortages. This has the potential to increase costs and extend delivery times versus expectations, impacting both Argentina and Canada.
We will look to various sources of financing for development of the Nemaska Lithium Project, in which we have a 50% economic interest, including, but not limited to third-party debt financing, government funding, financing or prepayments from future customers and contribution from existing shareholders.
We expect COVID-19 pandemic related impacts, the conflict in Ukraine, increasing energy costs and shortages, inflation, rising interest rates, and currency fluctuations to continue in 2023. The Company remains focused on maintaining its financial flexibility and will continue to manage its cash flow and capital allocation decisions to navigate through this challenging environment.
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
Contractual Obligations and Commercial Commitments
As of December 31, 2022, we have significant committed contracts that we believe will affect cash over the next two years. These contracts represent certain of our raw material commercial contract purchase obligations that are enforceable and legally binding requirements contracts with specified quantities, pricing and timing of transactions. Expected cash payments for such purchase obligations are $4.9 million in 2023 and $2.8 million in 2024.
Climate Change
The potential physical impacts of climate change on our operations are highly uncertain, and are specific to the geographic circumstances of areas in which we operate. These may include changes in rainfall and storm patterns and intensities, droughts and water shortages, changing sea levels and changing temperatures, and an increase in the number and severity of weather events and natural disasters. These changes may have a material adverse effect on our operations, including lithium extraction and production processes, as well as transportation of raw materials and delivery of products to customers. We may also face more stringent customer and regulatory requirements to accelerate the pace of our greenhouse gas and water use reduction initiatives, including achievement of our 2040 net zero target, more reliance on renewable energy sources and more water re-use and re-cycling. Climate change may also exacerbate socio-economic and political issues around the world and have other direct impacts to ecosystems, human health and quality of life, ranging from destruction of habitats to air, water and land quality to growing incidences of famines, pandemics and population shifts.
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Due to the continuing impacts of the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The estimates used for, but not limited to, revenue recognition and the collectability of trade receivables, impairment and valuation of long-lived assets and investment in unconsolidated affiliate, and income taxes could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Form 10-K. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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

Impairments and valuation of long-lived assets and equity method investment
Our long-lived assets primarily include property, plant and equipment and intangible assets. The Company has no goodwill or indefinite-lived intangible assets and one equity method investment as of December 31, 2022. We periodically evaluate whether events or circumstances indicate ("triggering events") that the net book value of our property, plant and equipment may not be recoverable. In addition, we periodically evaluate if facts and circumstances indicate that a decrease in value of our equity method investment has occurred that is other than temporary. We exercise significant judgment in performing these evaluations, considering factors such as general market outlooks, company-specific historical results as well as future forecasts for production, operating income and cash flows. No triggering events occurred during 2022.
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
As of December 31, 2022, our net financial instrument position was a liability of less than $0.1 million. Livent's 2023 hedge plan will be finalized in the first quarter of 2023 when management's projections are approved.
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
To analyze the effects of changing foreign currency rates, we perform a sensitivity analysis in which we assume an instantaneous 10% change in the foreign currency exchange rates from their levels at December 31, 2022 with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net asset position on consolidated balance sheets	Net liability position with 10% strengthening	Net asset position with 10% weakening
Net liability position as of December 31, 2022 (1)	$—	$(3.9)	$3.2
_______________________________
1.As of December 31, 2022, our net financial instrument position was a liability of less than $0.1 million.

Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of December 31, 2022 and 2021, we had no interest rate swap agreements.
Our debt portfolio at December 31, 2022 is composed of fixed-rate and variable-rate debt; consisting of borrowings under our 2025 Notes and Revolving Credit Facility. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways. As of December 31, 2022, we had no outstanding balances under the Revolving Credit Facility.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIVENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(in Millions, Except Per Share Data)	Year Ended December 31,
	2022	2021	2020
Revenue	$813.2	$420.4	$288.2
Costs and expenses:
Costs of sales	417.5	332.0	251.4
Gross margin	395.7	88.4	36.8
Selling, general and administrative expenses	55.2	49.9	44.6
Research and development expenses	3.9	3.0	3.7
Restructuring and other charges	7.5	3.8	10.7
Separation-related costs/(income)	0.7	2.0	(1.1)
Total costs and expenses	484.8	390.7	309.3
Income/(loss) from operations before equity in net loss of unconsolidated affiliates, interest expense, net, loss on debt extinguishment and other gain	328.4	29.7	(21.1)
Equity in net loss of unconsolidated affiliates	15.1	5.5	0.5
Interest expense, net	—	0.3	0.3
Loss on debt extinguishment	0.1	—	0.1
Other gain	(22.2)	—	—
Income/(loss) from operations before income taxes	335.4	23.9	(22.0)
Income tax expense/(benefit)	61.9	23.3	(5.7)
Net income/(loss)	$273.5	$0.6	$(16.3)
Net income/(loss) per weighted average share - basic	$1.59	$—	$(0.11)
Net income/(loss) per weighted average share - diluted	$1.36	$—	$(0.11)
Weighted average common shares outstanding - basic	171.8	154.7	146.2
Weighted average common shares outstanding - diluted	201.6	184.3	146.2

The accompanying notes are an integral part of these consolidated financial statements.

LIVENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in Millions)	Year Ended December 31,
	2022	2021	2020
Net income/(loss)	$273.5	$0.6	$(16.3)
Other comprehensive (loss)/income, net of tax:
Foreign currency adjustments:
Foreign currency translation (loss)/gain arising during the period	(7.9)	1.3	3.9
Total foreign currency translation adjustments	(7.9)	1.3	3.9
Derivative instruments:
Unrealized hedging (losses)/gains, net of tax of $0.2, zero and zero	(0.9)	0.3	—
Reclassification of deferred hedging losses/(gains) included in net income/(loss), net of tax of $(0.2), zero and zero (1)	0.7	(0.1)	—
Total derivative instruments, net of tax of $0.1, zero and zero	(0.2)	0.2	—
Other comprehensive (loss)/income, net of tax	(8.1)	1.5	3.9
Comprehensive income/(loss)	$265.4	$2.1	$(12.4)
____________________
1.For more detail on the components of these reclassifications and the affected line item in the consolidated statements of operations, see Note 13 within these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

LIVENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in Millions, Except Share and Par Value Data)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$189.0	$113.0
Trade receivables, net of allowance of approximately $0.3 in 2022 and 2021	141.6	96.4
Inventories, net	152.3	134.6
Prepaid and other current assets	61.1	55.3
Total current assets	544.0	399.3
Investments	440.3	27.2
Property, plant and equipment, net of accumulated depreciation of $253.1 in 2022 and $243.0 in 2021	968.3	677.9
Deferred income taxes	0.4	0.9
Right of use assets - operating leases, net	4.8	6.3
Other assets	116.4	90.9
Total assets	$2,074.2	$1,202.5
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, trade and other	$81.7	$65.4
Accrued and other liabilities	37.4	61.8
Contract liability - short-term	15.5	—
Operating lease liabilities - current	0.9	1.1
Income taxes	13.2	3.0
Total current liabilities	148.7	131.3
Long-term debt	241.9	240.4
Operating lease liabilities - long-term	4.2	5.4
Environmental liabilities	6.4	5.6
Deferred income taxes	16.1	12.7
Contract liability - long-term	198.0	—
Other long-term liabilities	15.9	11.7
Commitments and contingent liabilities (Note 16)	—	—
Total current and long-term liabilities	631.2	407.1
Equity
Common stock; $0.001 par value; 2 billion shares authorized; 179,652,125 and 161,791,602 shares issued; 179,548,550 and 161,689,984 outstanding at December 31, 2022 and 2021, respectively	0.1	0.1
Capital in excess of par value of common stock	1,160.4	778.1
Retained earnings	334.4	60.9
Accumulated other comprehensive loss	(51.0)	(42.9)
Treasury stock, common, at cost; 103,575 and 101,618 shares at December 31, 2022 and 2021, respectively	(0.9)	(0.8)
Total equity	1,443.0	795.4
Total liabilities and equity	$2,074.2	$1,202.5
____________________

The accompanying notes are an integral part of these consolidated financial statements.

LIVENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Year Ended December 31,
	2022	2021	2020
Cash provided by operating activities:
Net income/(loss)	$273.5	$0.6	$(16.3)
Adjustments to reconcile net income/(loss) to cash provided by operating activities:
Depreciation and amortization	27.7	25.1	25.0
Restructuring and other charges/(income)	4.0	(1.5)	3.3
Deferred income taxes	3.8	12.5	(6.3)
Share-based compensation	6.8	5.3	4.1
Change in investments in trust fund securities	(0.5)	0.6	1.0
Equity in net loss of unconsolidated affiliates	15.1	5.5	0.5
Other gain, Blue Chip Swap	(22.2)	—	—
Deferred financing fee amortization	—	0.3	0.7
Loss on asset disposal	1.4	0.5	0.6
Other non-cash adjustments	(0.1)	—	(0.2)
Changes in operating assets and liabilities:
Trade receivables, net	(51.1)	(19.0)	15.3
Changes in deferred compensation	(0.3)	1.4	0.7
Inventories	(22.9)	(28.2)	10.1
Accounts payable, trade and other	18.9	20.9	(39.8)
Contract liability - short-term	15.5	—	—
Contract liability - long-term	198.0	—	—
Income taxes	10.5	3.0	(0.9)
Change in prepaid and other current assets and other assets	(31.1)	(3.7)	(9.9)
Change in accrued and other current and long-term liabilities	7.7	3.1	18.4
Cash provided by operating activities	$454.7	$26.4	$6.3
Cash used in investing activities:
Capital expenditures (1)	(336.9)	(131.9)	(124.0)
Investments in Livent NQSP securities	(0.2)	(1.4)	(0.6)
Proceeds from Blue Chip Swap, net of purchases	22.2	—	—
Proceeds from settlement of long-term supply agreement	—	—	10.0
Investments in unconsolidated affiliates	(47.1)	(8.0)	(15.0)
Other investing activities	(2.7)	(2.0)	(1.5)
Cash used in investing activities	$(364.7)	$(143.3)	$(131.1)
Cash (used in)/provided by financing activities:
Proceeds from Revolving Credit Facility	13.0	39.5	175.5
Repayments of Revolving Credit Facility	(13.0)	(75.1)	(294.6)
Proceeds from 2025 Notes	—	—	245.8
Payments of financing fees	(2.2)	—	(8.4)
Proceeds from issuance of common stock - incentive plans	3.2	1.5	0.8
Repayment of QLP Note	(13.5)	—	—
Payments of underwriting fees and expenses - Offering	—	(9.4)	—
Proceeds from Offering	—	261.6	—
Net purchases of treasury stock - Livent NQSP	—	(0.1)	—
Cash (used in)/provided by financing activities	$(12.5)	$218.0	$119.1
Effect of exchange rate changes on cash and cash equivalents	(1.5)	0.3	0.5
Increase/(decrease) in cash and cash equivalents	76.0	101.4	(5.2)
Cash and cash equivalents, beginning of period	113.0	11.6	16.8
Cash and cash equivalents, end of period	$189.0	$113.0	$11.6

	Year Ended December 31,
Supplemental disclosure for cash flow:	2022	2021	2020
Cash payments for income taxes, net of refunds (2)	$43.1	$4.1	$2.6
Cash payments for interest (1)	12.3	13.3	5.6
Cash payments for Restructuring and other charges	3.5	5.3	7.4
Cash payments/(receipts) for Separation-related charges/(income) (3)	0.9	2.0	(0.8)
Accrued capital expenditures	16.5	32.5	15.1
Accrued investment in unconsolidated affiliates	0.2	—	6.3
Non-cash assumption of QLP Note	13.5	—	—
Non-cash investment in unconsolidated affiliate	387.1	—	—
Operating lease right-of-use assets and lease liabilities recorded for ASC 842	—	2.1	0.8
__________________
1.For the years ended December 31, 2022, 2021, and 2020, $15.8 million, $15.4 million, and $12.0 million of interest was capitalized, respectively.
2.The year ended December 31, 2022 includes refunds of $1.0 million relating to U.S. federal taxes. The year ended December 31, 2021 includes $1.7 million of refunds relating to U.S. state taxes and foreign taxes. The year ended December 31, 2020 includes refunds of $1.6 million and $1.9 million from FMC related to the Company's 2019 and 2018 federal income tax returns, respectively.
3.The year ended December 31, 2020 includes $2.0 million gain on settlement of long-term supply agreement.

The accompanying notes are an integral part of these consolidated financial statements.

LIVENT CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

(in Millions, Except Per Share Data)	Common Stock, 0.001 Per Share Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance as of December 31, 2019	$0.1	$516.4	$76.6	$(48.3)	$(0.8)	$544.0
Net loss	—	—	(16.3)	—		(16.3)
Stock compensation plans	—	4.4	—	—	—	4.4
Shares withheld for taxes - common stock issuances	—	(0.7)	—	—	—	(0.7)
Foreign currency translation adjustments	—	—	—	3.9	—	3.9
Exercise of stock options	—	0.8	—	—	—	0.8
Net sales of treasury stock - Livent NQSP	—	—	—	—	0.1	0.1
Balance as of December 31, 2020	$0.1	$520.9	$60.3	$(44.4)	$(0.7)	$536.2
Net income	—	—	0.6	—	—	0.6
Stock compensation plans	—	5.3	—	—	—	5.3
Shares withheld for taxes - common stock issuances	—	(1.8)	—	—	—	(1.8)
Issuance of common stock - Offering	—	252.2	—	—	—	252.2
Net hedging gains, net of income tax expense	—	—	—	0.2	—	0.2
Foreign currency translation adjustments	—	—	—	1.3	—	1.3
Exercise of stock options	—	1.5	—	—	—	1.5
Net purchases of treasury stock - Livent NQSP	—	—	—	—	(0.1)	(0.1)
Balance as of December 31, 2021	$0.1	$778.1	$60.9	$(42.9)	$(0.8)	$795.4
Net income	—	—	273.5	—	—	273.5
Stock compensation plans	—	6.9	—	—	—	6.9
Shares withheld for taxes - common stock issuances	—	(1.7)	—	—	—	(1.7)
Issuance of common stock - QLP Merger	—	373.9	—	—	—	373.9
Net hedging losses, net of income tax expense	—	—	—	(0.9)	—	(0.9)
Reclassification of deferred hedging losses, net of income tax	—	—	—	0.7	—	0.7
Foreign currency translation adjustments	—	—	—	(7.9)	—	(7.9)
Exercise of stock options	—	3.2	—	—	—	3.2
Net sales of treasury stock - Livent NQSP	—	—	—	—	(0.1)	(0.1)
Balance as of December 31, 2022	$0.1	$1,160.4	$334.4	$(51.0)	$(0.9)	$1,443.0

The accompanying notes are an integral part of these consolidated financial statements.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Description of the Business
Background and Nature of Operations
Livent Corporation ("Livent", "we", "us", "Company" or "our") manufactures a wide range of lithium products, which are used primarily in lithium-based batteries, specialty polymers and chemical synthesis applications. We serve a diverse group of markets. A major growth driver for lithium in the future will be the increasing adoption of electric vehicles ("EVs") and other energy storage applications.
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
Due to the continuing impacts of the coronavirus ("COVID-19") pandemic, there has been uncertainty and disruption in the global economy and financial markets. The estimates used for, but not limited to, the collectability of trade receivables, other receivables, fair value of long-lived assets and investment in unconsolidated affiliate, income taxes, inventory valuation and fair value of financial instruments could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change as new events occur and additional information is obtained.
Cash equivalents. We consider investments in all liquid debt instruments with original maturities of three months or less to be cash equivalents.
Trade receivables, net of allowance and other receivables. Trade receivables consist of amounts owed to us from customer sales and are recorded when revenue is recognized. The allowance for trade receivables represents our best estimate of the probable losses associated with potential customer defaults. In developing our allowance for trade receivables, we use a two stage process which includes calculating a formula to develop an allowance to appropriately address the uncertainty surrounding collection risk of our entire portfolio and specific allowances for customers where the risk of collection has been reasonably identified either due to liquidity constraints or disputes over contractual terms and conditions.
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
Inventories. Inventories are stated at the lower of cost or net realizable value. Inventory costs include those costs directly

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

attributable to products before sale, including all manufacturing overhead but excluding distribution costs. All inventories are determined on a first-in, first-out ("FIFO") basis.
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
Capitalized interest. For the years ended December 31, 2022, 2021 and 2020 we capitalized interest expense of $15.8 million, $15.4 million and $12.0 million, respectively. These costs were associated with the construction of certain long-lived assets and have been capitalized as part of the cost of those assets. We amortize capitalized interest over the estimated useful lives of the assets.
Impairments of long-lived assets. We review the recoverability of the net book value of long-lived assets whenever events and circumstances indicate ("triggering events") that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where a triggering event occurs and undiscounted expected future cash flows are less than the net book value, we recognize an impairment loss equal to an amount by which the net book value exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. There were no significant impairments during the three years ended December 31, 2022.
Asset retirement obligations. We record asset retirement obligations ("AROs") at present value at the time the liability is incurred if we can reasonably estimate the settlement date. The associated AROs are capitalized as part of the carrying amount of related long-lived assets. In future periods, the liability is accreted to its estimated fair value and the capitalized cost is depreciated over the useful life of the related asset. We also adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon retirement of the long-lived asset, we either settle the obligation for its recorded amount or incur a gain or loss.
We have mining operations and legal reclamation obligations related to our facilities upon closure of the mines. The AROs primarily relate to post-closure reclamation of brine wells and sites involved in the surface mining and manufacturing of lithium in Argentina. Also, we have obligations at certain of our manufacturing facilities and offices in the event of permanent plant shutdown.
The carrying amounts for the AROs for the years ended December 31, 2022 and 2021 are $0.2 million and $0.3 million, respectively. These amounts are included in "Other long-term liabilities" on the consolidated balance sheets.
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

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.125% Convertible Senior Notes due 2025 (the "2025 Notes"). We account for our 2025 Notes under Accounting Standards Update ("ASU") No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06").
Financial instruments. Our financial instruments include cash and cash equivalents, trade receivables, other current assets, investments held in trust fund, trade payables, debt, derivatives and amounts included in accruals meeting the definition of financial instruments. Trade receivables and trade payables are recorded at carrying value, which approximates fair value due to the short-term nature of the instruments. Investments held in trust are for the Livent NQSP as discussed in "Deferred compensation plan" subsection above. Livent enters into derivative contracts to hedge exposures and the associated assets or liabilities are recorded in our consolidated balance sheets and the gains or losses associated with these transactions are included in the consolidated statements of operations.
Equity method investments. On June 6, 2022, Livent entered into the Transaction Agreement and Plan of Merger (the "QLP Merger") with The Pallinghurst Group ("Pallinghurst") and acquired the remaining 50% ownership of Québec Lithium Partners (UK) Limited ("QLP") from Pallinghurst and certain of its investors. Through QLP, now a wholly owned subsidiary, the Company owns a direct 50% interest in NLI which it accounts for as an equity method investment included in Investments in our consolidated balance sheets. See Note 6 for details. If facts and circumstances indicate that a decrease in value of the investment has occurred that is other than temporary, we recognize an impairment loss equal to an amount by which the carrying amount exceeds the fair value of the equity method investment. There were no impairments during the three years ended December 31, 2022.
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

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Stock-based compensation. Stock-based compensation expense for the three years ended December 31, 2022 has been recognized for all share options and other equity-based arrangements. Stock-based compensation cost is measured at the date of grant, based on the fair value of the award, and is recognized over the employee’s requisite service period. We made a policy election to recognize forfeitures in stock-based compensation expense as they occur. See Note 12 for more information.
Environmental obligations. We provide for environmental-related obligations when they are probable and amounts can be reasonably estimated.
Included in our environmental liabilities are costs for the operation, maintenance and monitoring of site remediation plans ("OM&M"). Such reserves are based on our best estimates for these OM&M plans. Over time we may incur OM&M costs in excess of these reserves which could be significant.
Environmental remediation charges represent the costs for the continuing charges associated with environmental remediation at operating sites from previous years and from products that are no longer manufactured. Livent has one environmental remediation site located in Bessemer City, North Carolina. The charge/(income) associated with the cost of remediation for the years ended December 31, 2022, 2021 and 2020 are $1.2 million, $(0.3) million and $0.1 million, respectively. These amounts are recorded as a component within "Restructuring and other charges" on the consolidated statements of operations. The total environmental remediation liability as of December 31, 2022 and 2021 was $7.0 million and $6.1 million, respectively.
Foreign currency. We translate the assets and liabilities of our foreign operations at exchange rates in effect at the balance sheet date. For foreign operations for which the functional currency is not the U.S. dollar, we record translation gains and losses as a component of accumulated other comprehensive loss in equity. The foreign operations’ statements of operations are translated at the monthly exchange rates for the period. Transactions denominated in foreign currency other than our functional currency of the operation are recorded upon initial recognition at the exchange rate at the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the functional currency at the exchange rate at that date. Exchange rate differences are recognized as foreign currency transaction gain or loss recorded as a component of Costs of sales in our consolidated statements of operations. We recorded transaction and remeasurement losses of $7.0 million, $10.3 million and $14.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Blue Chip Swap. Our wholly owned subsidiary in Argentina uses the U.S. dollar as their functional currency. Argentina peso-denominated monetary assets and liabilities are remeasured at each balance sheet date to the official currency exchange rate then in effect which represents the exchange rate available for external commerce (import payments and export collections) and financial payments, with currency remeasurement and other transaction gains and losses recognized in earnings. In September 2019, the President of Argentina reinstituted exchange controls restricting foreign currency purchases in an attempt to stabilize Argentina’s financial markets. As a result, a legal trading mechanism known as the Blue Chip Swap emerged in Argentina for all individuals or entities to transfer U.S. dollars out of and into Argentina. The Blue Chip Swap rate is the implicit exchange rate resulting from the Blue Chip Swap transaction. Recently, the Blue Chip Swap rate has diverged significantly from Argentina’s official rate due to the economic environment. During the first half of 2022, to support our capital expansion projects, we transferred U.S. dollars into Argentina through the Blue Chip Swap method whereby our wholly owned Delaware subsidiary, MDA Lithium Holdings LLC, realized a gain from the purchase in U.S. dollars and sale in Argentina pesos of Argentina Sovereign U.S. dollar-denominated bonds. The gain of U.S. $22.2 million for the year ended December 31, 2022, was recorded to Other gain in our consolidated statement of operations.

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
In April 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. We applied the amendments for the annual period ended December 31, 2022. The adoption did not have a material impact on our consolidated financial statements.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas (based on product destination) and by product categories. The following table provides information about disaggregated revenue by major geographical region:

	Year Ended December 31,
(in Millions)	2022	2021	2020
North America (1)	$145.7	$61.4	$53.3
Latin America	2.9	—	0.2
Europe, Middle East & Africa	98.1	62.2	49.2
Asia Pacific (1)	566.5	296.8	185.5
Total Revenue	$813.2	$420.4	$288.2
____________________
1.In 2022, countries with sales in excess of 10% of combined revenue consisted of Japan, the U.S., and China. Sales for the year ended December 31, 2022 for Japan, the U.S., and China totaled $167.6 million, $139.1 million, $304.9 million, respectively. In 2021, countries with sales in excess of 10% of combined revenue consisted of Japan, the U.S., South Korea and China. Sales for the year ended December 31, 2021 for Japan, the U.S., South Korea and China totaled $75.1 million, $59.9 million, $43.6 million and $160.0 million, respectively. In 2020, countries with sales in excess of 10% of combined revenue consisted of Japan, the U.S. and China. Sales for the year ended December 31, 2020 for Japan, the U.S. and China totaled $97.7 million, $52.6 million and $55.3 million, respectively.

For the years ended December 31, 2022, 2021 and 2020, one customer accounted for approximately 24%, 31% and 26% of total revenue, respectively and our 10 largest customers accounted in aggregate for approximately 63%, 69% and 64% of our revenue, respectively. A loss of any material customer could have a material adverse effect on our business, financial condition and results of operations.
The following table provides information about disaggregated revenue by major product category:

	Year Ended December 31,
(in Millions)	2022	2021	2020
Lithium Hydroxide	$415.5	$208.0	$157.5
Butyllithium	277.7	105.4	87.1
High Purity Lithium Metal and Other Specialty Compounds	50.9	36.9	31.7
Lithium Carbonate and Lithium Chloride	69.1	70.1	11.9
Total Revenue	$813.2	$420.4	$288.2
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
In determining when the control of goods is transferred, we typically assess, among other things, the transfer of title and risk of loss and the shipping terms of the contract.
We record amounts billed for shipping and handling fees as revenue. Costs incurred for shipping and handling are recorded in cost of sales. When we perform shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery), they are considered fulfillment activities, and accordingly, the costs are accrued to cost of sales when the related revenue is recognized.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts billed for sales and use taxes, VAT, and certain excise and other specific transactional taxes imposed on revenue-producing transactions are presented on a net basis and excluded from revenue in the consolidated statements of operations. We record a liability until remitted to the respective taxing authority.
Right of Return
We warrant to our customers that our products conform to mutually agreed product specifications. We accrue for expected returns as they occur.
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
On July 25, 2022 we entered into a long-term supply agreement with a customer to deliver battery-grade lithium hydroxide over six years between 2025 and 2030. The contract included an advance payment from the customer of $198 million, which we received in the third quarter of 2022. Revenue will be recognized as volumes are delivered. Any unrecognized deferred revenue is refundable if the agreement is terminated for any reason specified in the agreement.
The following table presents the opening and closing balances of our contract liabilities and current trade receivables (including buy/sell arrangements), net of allowances from contracts with customers.

	Balance as of
(in Millions)	December 31, 2022	December 31, 2021	Increase
Receivables from contracts with customers, net of allowances	$141.6	$96.4	$45.2
Contract liability - short-term	15.5	—	15.5
Contract liability - long-term	198.0	—	198.0
Performance obligations
Revenue is recognized when the performance obligation is satisfied, which is when the customer obtains control of the good or service. Occasionally, we may enter into multi-year take or pay supply agreements with customers. The aggregate amount of revenue expected to be recognized related to these contracts’ performance obligations that are unsatisfied or partially unsatisfied is approximately $656.1 million in the next three years. These approximate revenues do not include amounts of variable consideration attributable to contract renewals or contract contingencies. Based on our past experience with the customers under these arrangements, we expect to continue recognizing revenue in accordance with the contracts as we transfer control of the product to the customer (refer to the sales of goods section for our determination of transfer of control). However, in the case a shortfall of volume purchases occurs, we will recognize the amount payable by the customer over the remaining performance obligations in the contract.

Note 5: Inventories, Net

Inventories consisted of the following:

	December 31,
(in Millions)	2022	2021
Finished goods	$44.6	$52.2
Semi-finished goods	57.1	43.6
Raw materials, supplies, and other	50.6	38.8
FIFO inventory, net	$152.3	$134.6

Note 6: Investments

Nemaska Lithium Inc. ("Nemaska Lithium", or "NLI"), domiciled in Canada and headquartered in Montreal, Québec, is a non-public mining company not yet in the production stage. It is a development company aiming to vertically integrate, from extracting, processing and concentrating spodumene to conversion of spodumene into battery grade lithium hydroxide,

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily intended for energy storage applications. Its primary assets are construction in progress and intangibles principally related to intellectual property. Nemaska Lithium intends to develop the Whabouchi spodumene mine and concentrator in the James Bay region of Québec and a lithium hydroxide conversion plant in Bécancour, Québec (collectively, the "Nemaska Lithium Project"). As a developing company and to fund the Nemaska Lithium Project, Nemaska Lithium is reliant on securing financing from its shareholders through share subscriptions.
In December 2019, Nemaska Lithium and certain affiliates filed for creditor protection in Canada under the Companies’ Creditors Arrangement Act (the "CCAA") in the Superior Court of Québec (the "CCAA Court"). In October 2020, the CCAA Court approved a sale of Nemaska Lithium structured as a credit bid under the CCAA to a group made up of Orion Mine Finance ("Orion"), Investissement Québec ("IQ", a company established by the Government of Québec to favor investment in Québec by Québec-based and international companies) and The Pallinghurst Group ("Pallinghurst", acting through a new entity named Québec Lithium Partners (UK) Limited ("QLP")). After a series of amalgamations and restructurings, the sale transactions were completed on December 1, 2020, pursuant to which IQ and QLP each acquired a 50% equity interest in Nemaska Lithium.
In the fourth quarter of 2020, Livent entered into an agreement with Pallinghurst for a 50% equity interest in QLP. Through this investment, Livent obtained indirect ownership of a 25% equity interest in Nemaska Lithium.
On June 6, 2022, Livent issued 17,500,000 shares of its common stock to acquire the remaining 50% share of QLP previously owned by Pallinghurst and certain of its investors (the "QLP Merger"). Upon consummation of the QLP Merger, Livent recorded an Investment of $387.1 million, QLP's cash and cash equivalents of $0.3 million and short-term debt of $13.5 million; and an increase to additional paid in capital of $373.9 million. Livent now owns a 50% economic interest in NLI through its ownership of QLP. The Québec provincial government, through IQ, continues to own the remaining 50% interest in Nemaska Lithium. At present, we do not have off-take rights on the production to come out of the Nemaska Lithium Project.
The Company accounts for its interest in Nemaska Lithium as an equity method investment on a one-quarter lag basis and it is included in Investments in our consolidated balance sheets. For the years ended December 31, 2022 and December 31, 2021, we recorded a $15.1 million and $5.5 million loss, respectively, related to our interest in Nemaska Lithium to Equity in net loss of unconsolidated affiliate in our consolidated statements of operations. The carrying amount of our interest in Nemaska Lithium was $437.1 million (representing our 50% interest) and $23.8 million (representing our 25% interest) as of December 31, 2022 and December 31, 2021, respectively.
As of December 31, 2022, the carrying amount of our investment in Nemaska Lithium differed from the amount of underlying equity in net assets by approximately $354.5 million. This amount represents the differences between the carrying value of certain assets of Nemaska Lithium and our related valuation on a U.S. GAAP basis in which excess cost was allocated to certain noncurrent, nonfinancial assets of Nemaska Lithium, namely, construction in progress and mining rights. The excess cost basis will be amortized to Equity in net loss of unconsolidated affiliate in our consolidated statements of operations when the Nemaska Lithium Project becomes operational.
The following summarized financial data for Nemaska Lithium present, on a one-quarter lag basis, the assets, liabilities, equity, results of operations and cash flows for Nemaska Lithium, our significant unconsolidated affiliate:

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Nemaska Lithium Inc.
		December 31,
(in Millions)	Note	2022 (a)	2021 (a)
ASSETS
Cash and cash equivalents		$5.9	$10.3
Sales tax receivable		2.5	0.4
Prepaid expenses		0.6	0.6
Other current assets		0.1	—
Assets held for sale		1.0	1.1
Total current assets		10.1	12.4
In-trust deposits	b	8.9	7.3
Property, plant and equipment, net of accumulated depreciation of $0.7 in 2022 and $0.6 in 2021	c	166.6	176.3
Intangible assets	d	29.5	31.9
Total non-current assets		205.0	215.5
Total assets		$215.1	$227.9
LIABILITIES AND EQUITY
Current portion of long-term debt	e	$35.7	$2.7
Accounts payable and accrued liabilities		4.1	2.1
Current portion of financial liability	f	0.5	9.5
Total current liabilities		40.3	14.3
Long-term debt	g	—	30.5
Non-current portion of unsecured obligation	h	2.3	5.1
Asset retirement obligations	i	6.9	6.4
Other non-current liabilities		0.4	—
Total non-current liabilities		9.6	42.0
Total current and long-term liabilities		49.9	56.3
Share capital	j	115.0	71.6
Contributed surplus		24.0	25.8
Retained earnings		26.2	74.2
Total equity		165.2	171.6
Total liabilities and equity		$215.1	$227.9
________________________
a.Represents September 30, 2022 and September 30, 2021, respectively, for Nemaska Lithium on a one-quarter lag basis, as allowed under ASC 323.
b.Represents a deposit held in trust for estimated restoration costs relating to the Whabouchi site asset retirement obligation (note i).
c.Primarily represents construction in progress for the Whabouchi site related to project engineering, equipment and site preparation and capitalized financing costs.
d.Primarily represents intellectual property in relation to patents and development costs.
e.Includes $33.2 million representing current portion of the Orion promissory note (see Note h) and $2.5 million related to the unsecured obligation governing the working relationship between the Nemaska Lithium Project and the Cree Nation of Nemaska.
f.Includes a bankruptcy restructuring obligation due to a supplier that was paid in the first quarter of 2022.
g.Represents a promissory note to Orion. The Orion note bears interest at 8%, matured November 26, 2022, and was secured by Nemaska Lithium's tangible and intangible assets.
h.Represents an unsecured obligation governing the working relationship between the Nemaska Lithium Project and the Cree Nation of Nemaska. The obligation bears interest at 4.75% per annum, matures in September, 2024, and is repaid in quarterly installments.
i.Represents the asset retirement obligation for estimated inflation-adjusted and discounted future costs associated with mine reclamation and closure activities at the Whabouchi site, and assuming that the disbursements would be made in 2056.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

j.For the twelve months ended September 30, 2022 and the ten months ended September 30, 2021, Nemaska Lithium issued 20 million and 60 million shares, respectively, for cash proceeds of $50.6 million and $70.2 million, respectively. An unlimited number of shares are authorized without par value.

		Nemaska Lithium Inc.
(in Millions)		Year Ended December 31,
	Note	2022 (a)	2021 (a)
Summary of Statement of Operations Information:
Operating costs	b	$25.7	$11.5
General and administrative costs	c	14.2	8.0
Other costs	d	4.3	2.5
Net loss from operations before income taxes		(44.2)	(22.0)
Income tax benefit		—	(0.2)
Net loss		$(44.2)	$(21.8)
_________________________
a.Represents the twelve months ended September 30, 2022 and the ten months ended September 30, 2021 (our initial investment was made on December 1, 2020), respectively, for Nemaska Lithium on a one-quarter lag basis, as allowed under ASC 323.
b.Primarily includes construction management and engineering consulting fees.
c.Primarily includes employee compensation, rent, office and other expenses and professional fees.
d.Primarily includes finance costs and foreign exchange gains and losses.

		Nemaska Lithium Inc.
(in Millions)		Year Ended December 31,
	Note	2022 (a)	2021 (a)
Cash used in operating activities		$(41.6)	$(15.0)
Cash used in investing activities:
Additions to property, plant and equipment		(1.4)	—
Purchases of intangible assets		(0.1)	—
Proceeds from sale of assets		—	0.3
Increase in deposit to suppliers		—	(0.8)
Cash used in investing activities		$(1.5)	$(0.5)
Cash provided by financing activities:
Proceeds from issuance of shares	b	50.6	70.2
Debt repayment		(8.8)	(50.0)
Payment of unsecured obligation		(2.6)	(2.7)
Cash provided by financing activities		$39.2	$17.5
Effect of exchange rate changes on cash and cash equivalents		(0.5)	0.6
(Decrease)/increase in cash and cash equivalents		(4.4)	2.6
Cash and cash equivalents, beginning of period		10.3	7.7
Cash and cash equivalents, end of period		$5.9	$10.3
_________________________
a.Represents the twelve months ended September 30, 2022 and the ten months ended September 30, 2021, respectively, for Nemaska Lithium on a one-quarter lag basis, as allowed under ASC 323.
b.For the ten months ended September 30, 2021, Nemaska issued 60 million shares for cash proceeds of $70.2 million, $50 million of which was used to pay a portion of promissory note to Orion.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7: Property, Plant and Equipment, Net
Property, plant and equipment consisted of the following:

	December 31,
(in Millions)	2022	2021
Land and land improvements	$87.0	$85.8
Buildings	85.8	84.4
Machinery and equipment	333.4	330.2
Construction in progress	715.2	420.5
Total cost	$1,221.4	$920.9
Accumulated depreciation	(253.1)	(243.0)
Property, plant and equipment, net	$968.3	$677.9

Depreciation expense was $25.1 million, $22.9 million, and $22.0 million in 2022, 2021 and 2020, respectively.

Note 8: Restructuring and Other Charges
The following table shows total restructuring and other charges included in the consolidated statements of operations:

	Year Ended December 31,
(in Millions)	2022	2021	2020
Restructuring charges:
Severance-related and exit costs (1)	$1.8	$0.2	$6.2
Other charges:
Environmental remediation (2)	1.2	(0.3)	0.1
Other (3)	4.5	3.9	4.4
Total restructuring and other charges	$7.5	$3.8	$10.7
___________________
1.The years ended December 31, 2022, 2021, and 2020 include exit and severance costs for restructuring and management changes at certain operating and administrative facilities. Additionally, December 31, 2020 includes exit costs of $1.6 million for the closing of leased office space.
2.Represents costs associated with environmental remediation with respect to certain discontinued products. There is one environmental remediation site in Bessemer City, North Carolina. See Note 9 for more details.
3.The year ended December 31, 2022 and 2021 consists primarily of transaction-related legal fees and miscellaneous nonrecurring transactions. The year ended December 31, 2020 includes legal fees related to IPO securities litigation, including $2.0 million accrued for the IPO securities litigation settlement, net of insurance reimbursement.

Note 9: Environmental Obligations
We are subject to various federal, state, local and foreign environmental laws and regulations that govern emissions of air pollutants, discharges of water pollutants, and the manufacture, storage, handling and disposal of hazardous substances, hazardous wastes and other toxic materials and remediation of contaminated sites. We are also subject to liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the clean-up of hazardous substances released from the facility into the environment. We are also subject to liabilities under the Resource Conservation and Recovery Act ("RCRA") and analogous state laws that require owners and operators of facilities that have treated, stored or disposed of hazardous waste pursuant to a RCRA permit to follow certain waste management practices and to clean up releases of hazardous substances into the environment associated with past or present practices. In addition, when deemed appropriate, we enter certain sites with potential liability into voluntary remediation compliance programs, which are also subject to guidelines that require owners and operators, current and previous, to clean up releases of hazardous substances into the environment associated with past or present practices.
Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. As of the periods presented, the Bessemer City site located in North Carolina is the only site for which we have a reserve. We have provided reserves for potential environmental obligations

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that we consider probable and for which a reasonable estimate of the obligation can be made. Accordingly, total reserves of $7.0 million and $6.1 million existed for the years ended December 31, 2022 and 2021, respectively.
The estimated reasonably possible environmental loss contingencies exceed amount accrued by approximately $3.5 million at December 31, 2022. This reasonably possible estimate is based upon information available as of the date of the filing and the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to the site.
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
The table below is a roll forward of our total environmental reserves.

(in Millions)	Environmental Reserves Total
Balance as of December 31, 2020	$6.7
Change in reserves	(0.3)
Cash payments	(0.3)
Balance as of December 31, 2021	$6.1
Change in reserves	1.2
Cash payments	(0.3)
Balance as of December 31, 2022	$7.0

The table below provides detail of current and long-term environmental reserves.

	December 31,
(in Millions)	2022	2021
Environmental reserves, current (1)	$0.6	$0.5
Environmental reserves, long-term (2)	6.4	5.6
Total environmental reserves	$7.0	$6.1
______________
1.These amounts are included within "Accrued and other liabilities" on the consolidated balance sheets.
2.These amounts are included in "Environmental liabilities" on the consolidated balance sheets.

Note 10: Income Taxes
Domestic and foreign components of income/(loss) from operations before income taxes are shown below:

	Year Ended December 31,
(in Millions)	2022	2021	2020
Domestic	$133.2	$(15.2)	$(19.7)
Foreign	202.2	39.1	(2.3)
Total	$335.4	$23.9	$(22.0)

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes attributable to income/(loss) from operations consisted of:

	Year Ended December 31,
(in Millions)	2022	2021	2020
Current:
Federal	$43.7	$1.7	$(1.9)
Foreign	5.6	2.6	4.6
State	1.3	—	—
Total current	$50.6	$4.3	$2.7
Deferred:
Federal	$(1.9)	$1.3	$(0.9)
Foreign	13.3	17.7	(7.4)
State	(0.1)	—	(0.1)
Total deferred	11.3	19.0	(8.4)
Total	$61.9	$23.3	$(5.7)

The effective income tax rate applicable to income/(loss) from operations before income taxes was different from the statutory U.S. federal income tax rate due to the factors listed in the following table:

	Year Ended December 31,
(in Millions)	2022	2021	2020
U.S. Federal statutory rate	$70.4	$5.1	$(4.6)
Foreign earnings subject to different tax rates	(30.0)	(1.2)	0.6
Foreign derived intangible income	(2.1)	(0.7)	—
State and local income taxes, less federal income tax benefit	0.9	—	(0.1)
Tax on intercompany dividends and deemed dividends for tax purposes	19.8	3.8	0.1
Changes to unrecognized tax benefits	(0.5)	(0.9)	2.1
Other permanent items	(2.8)	(0.9)	(0.2)
Change in valuation allowance	(1.7)	4.4	0.3
Exchange gains and losses (1)	6.9	12.7	(5.9)
Withholding taxes net of credits	0.6	0.8	1.1
Other	0.4	0.2	0.9
Total tax provision/(benefit)	$61.9	$23.3	$(5.7)
____________________
1.Includes the impact of transaction gains or losses on net monetary assets for which no corresponding tax expense or benefit is realized and the tax provision for statutory taxable gains or losses in foreign jurisdictions for which there is no corresponding amount in income before taxes. Additionally, the years ended December 31, 2022 and 2021 include an adjustment relating to inflation.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of our deferred tax assets and liabilities were attributable to:

	December 31,
(in Millions)	2022	2021
Environmental and restructuring	$0.7	$0.4
Net operating loss carry-forwards and credits	19.2	5.7
Inventory	4.5	—
Other assets and reserves	8.7	7.9
Deferred tax assets	$33.1	$14.0
Valuation allowance, net	(2.8)	(6.4)
Deferred tax assets, net of valuation allowance	$30.3	$7.6
Property, plant and equipment, net	(17.0)	(19.0)
Deferred inflationary gain	(28.4)	—
Other liabilities	(0.6)	(0.4)
Deferred tax liabilities	(46.0)	(19.4)
Net deferred tax liabilities	$(15.7)	$(11.8)

We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. U.S. GAAP requires companies to assess whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative, using a "more likely than not" standard. In assessing the need for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of deferred tax assets. This assessment considers, among other matters, the nature and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods, and tax planning alternatives.

As of December 31, 2022, we had total foreign net operating loss carry-forwards of $17.6 million (tax effected) primarily related to Argentina and expiring within 5 years. As of December 31, 2021, we had total foreign net operating loss carry-forwards of $3.5 million (tax effected) primarily related to the Netherlands and United Kingdom.
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
We file tax returns in various jurisdictions. Pursuant to the TMA with FMC we have recorded amounts in uncertain tax positions at December 31, 2018 for tax positions that relate to our legacy business before IPO. In jurisdictions where we filed consolidated returns with FMC, and did not maintain the entity at IPO, our uncertain tax positions have been reduced as of December 31, 2022. We have recorded a $1.0 million indemnification asset from FMC regarding uncertain tax positions that are related to our legacy business before IPO and for which we are indemnified by FMC. Our significant foreign jurisdictions, which total 4, are open for examination and adjustment during varying periods from 2016 - 2021.
As of December 31, 2022, we had total unrecognized tax benefits of $4.5 million, of which $1.7 million would unfavorably impact the effective tax rate from operations if recognized. As of December 31, 2021, we had total unrecognized tax benefits of $2.9 million, of which $1.0 million would unfavorably impact the effective tax rate if recognized. As of December 31, 2020, we had total unrecognized tax benefits of $2.7 million, of which $1.3 million would unfavorably impact the effective tax rate if recognized. Interest and penalties related to unrecognized tax benefits are reported as a component of income tax expense. For the years ended December 31, 2022, 2021 and 2020, we recognized interest and penalties of $0.2 million, $(0.1) million, and $0.7 million, respectively, in the consolidated statement of operations. As of December 31, 2022 and 2021, we have accrued interest and penalties in the consolidated balance sheets of $0.8 million and $0.6 million, respectively.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to the potential for resolution of federal, state, or foreign examinations, and the expiration of various jurisdictional statutes of limitation, it is reasonably possible that our liability for unrecognized tax benefits will decrease within the next 12 months by a range of zero to $1.0 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in Millions)	2022	2021	2020
Balance at beginning of year	$2.9	$2.7	$2.4
Increases related to positions taken in the current year	3.3	—	0.7
Decreases related to positions taken in prior years	—	(1.6)	—
Increases related to positions taken in prior years	—	1.9	—
Decreases related to lapse of statutes of limitations	(0.1)	(0.1)	(0.4)
Settlement of uncertain tax positions	(1.6)	—	—
Balance at end of year	$4.5	$2.9	$2.7

Note 11: Debt
Long-term debt
Long-term debt consists of the following:

	Interest Rate Percentage			Maturity Date	December 31, 2022	December 31, 2021
(in Millions)	SOFR borrowings	Base rate borrowings
Revolving Credit Facility (1)	6.21%	8.25%		2027	$—	$—
4.125% Convertible Senior Notes due 2025			4.125%	2025	245.8	245.8
Transaction costs - 2025 Notes					(3.9)	(5.4)
Total long-term debt (2)					$241.9	$240.4
______________________________
1.As of December 31, 2022 and December 31, 2021, there were $14.9 million and $14.5 million, respectively, in letters of credit outstanding under our Revolving Credit Facility and $485.1 million and $385.5 million available funds as of December 31, 2022 and December 31, 2021, respectively. Fund availability is subject to the Company meeting its debt covenants.
2.As of December 31, 2022 and December 31, 2021, the Company had no debt maturing within one year.

Deferred Payment Note ("QLP Note")
Prior to becoming our wholly owned subsidiary pursuant to the QLP Merger, on November 26, 2020, QLP entered into the QLP Note to defer $12.5 million of its investment commitment for its 50% share of Nemaska Lithium. Upon our acquisition of the remaining share of QLP in June 2022, the QLP Note became the sole liability of Livent. The QLP Note, payable to Nemaska Lithium Shawinigan Transformation Inc., an affiliate of Orion, had a maturity date of November 26, 2022 and earned coupon interest at an annual rate of 8%, compounded to the principal monthly, for the first twelve months. This interest was payable at the maturity date, along with the principal. From November 26, 2021, interest on the note accrued and was payable monthly. On October 14, 2022, QLP paid Nemaska Lithium Shawinigan cash of $13.5 million to repay the QLP Note.
4.125% Convertible Senior Notes due 2025
In 2020, the Company issued $245.8 million in aggregate principal amount of 4.125% Convertible Senior Notes due in July 2025 (the "2025 Notes"). The 2025 Notes are our general unsecured senior obligations. Total net cash proceeds received were $238.2 million net of $7.6 million of third-party transaction costs, including initial purchasers' discounts and commissions. The Company used or will use the net proceeds received to finance or refinance eligible green projects designed to align with the provisions of the International Capital Market Association Green Bond Principles 2018.
Each $1,000 of principal of the 2025 Notes is initially convertible into 114.4885 shares of our common stock, which is equivalent to an initial conversion price of $8.73 per share, subject to adjustment upon the occurrence of specified events. We may not redeem the 2025 Notes prior to July 20, 2023. We may redeem for cash all or any portion of the 2025 Notes, at our

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In the first quarter of 2023, the holders of the 2025 Notes were notified that the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, December 31, 2022 was greater than or equal to 130% of the conversion price on each trading day, and as a result, the holders have the option to convert all or any portion of their 2025 Notes through March 31, 2023. The 2025 Notes are classified as long-term debt.
The Company recorded interest expense related to the amortization of transaction costs of $1.5 million for each of the years ended December 31, 2022 and 2021; $1.5 million and $1.2 million of which was capitalized for years ended December 31, 2022 and 2021, respectively. The Company recorded $10.2 million of accrued interest expense related to the principal amount, all of which was capitalized, for each of the years ended December 31, 2022 and 2021.
Amended and Restated Credit Agreement, (the "Revolving Credit Facility")
On September 1, 2022, the Company entered into the Revolving Credit Facility among the Company, Livent USA Corp (together with the Company, the "Borrowers"), certain subsidiaries of the Borrowers as guarantors, the lenders (the “Lenders”) and issuing banks and Citibank, N.A., as administrative agent. The Revolving Credit Facility amended and restated the Company’s Original Credit Agreement, as amended (the “Credit Agreement”).
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
Revolving loans under the Revolving Credit Facility will bear interest at a floating rate, which will be (i) a base rate, (ii) Adjusted Term Secured Overnight Financing Rate ("SOFR") (defined as the forward-looking SOFR term rate published by CME Group Benchmark Administration Limited plus 0.10% per annum subject to a floor of zero) or (iii) Euro Interbank Offered Rate ("EURIBOR"), plus, in each case, an applicable margin, as determined in accordance with the provisions of the Revolving Credit Facility. The Revolving Credit Facility includes a quarterly commitment fee on the average daily unused amount of each Lender’s revolving credit commitment at a rate equal to an applicable percentage based on the Company’s first lien leverage ratio. The initial commitment fee is 0.25% per annum. Amounts under the Revolving Credit Facility may be borrowed, repaid and re-borrowed from time to time until the final maturity date on September 1, 2027. Voluntary prepayments and commitment reductions are permitted at any time without payment of any prepayment fee upon proper notice and subject to minimum dollar amounts. Certain of the Borrowers’ domestic subsidiaries (the "Guarantors") guarantee the obligations of the Borrowers under the Revolving Credit Facility. The obligations of the Borrower and the Guarantors are secured by all of the assets of the Borrowers and the Guarantors, including the Borrowers’ facility and real estate in Bessemer City, North Carolina, subject to certain exceptions and exclusions.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The foregoing description of the Revolving Credit Facility does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Credit Agreement, which is filed as Exhibit 10.23 to this Annual Report on Form 10-K.
We recorded $2.2 million of incremental deferred financing costs in the consolidated balance sheets for the Revolving Credit Facility commitment, arrangement and legal fees and a $0.1 million loss on debt extinguishment in the consolidated statements of operations for the twelve months ended December 31, 2022 for the write off of existing deferred financing costs to recognize a partial change in syndication related to the Revolving Credit Facility. The carrying value of our deferred financing costs was $2.8 million as of December 31, 2022 and is recorded to Other assets in our consolidated balance sheet.
Covenants
The Credit Agreement contains certain affirmative and negative covenants that are binding on the Borrowers and their subsidiaries, including, among others, restrictions (subject to exceptions and qualifications) on the ability of the Borrowers and their subsidiaries to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of their businesses, to enter into transactions with affiliates and to enter into certain burdensome agreements. Furthermore, the Borrowers are subject to financial covenants regarding leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our financial covenants have not changed with the September 1, 2022 amendments to our Credit Agreement. Our maximum allowable first lien leverage ratio is 3.5 as of December 31, 2022. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all requirements of the covenants at December 31, 2022.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12: Stock-based Compensation
Livent Corporation Incentive Compensation and Stock Plan
As of December 31, 2022, the total shares of Livent common stock authorized for issuance under the Livent Corporation Incentive Compensation and Stock Plan (the "Livent Plan") is 10,683,837 shares. The Livent Plan provides for the grant of a variety of cash and equity awards to officers, directors, employees and consultants, including stock options, restricted stock, restricted stock units (including performance units), stock appreciation rights, and management incentive awards. The Compensation and Organization Committee of the Livent Board of Directors (the "Livent Committee") has the authority to amend the Livent Plan at any time, approve financial targets, award grants, establish performance objectives and conditions and the times and conditions for payment of awards.
Stock options granted under the Livent Plan may be incentive or non-qualified stock options. The exercise price for stock options may not be less than the fair market value of the stock at the date of grant. Awards granted under the Livent Plan vest or become exercisable or payable at the time designated by the Livent Committee. The options granted in 2022 will vest on the third anniversary of the date of grant, subject generally to continued employment, and cost is recognized over the vesting period. Incentive and non-qualified options granted under the Livent Plan expire not later than 10 years from the grant date.
Under the Livent Plan, awards of restricted stock units ("RSUs") vest over periods designated by the Livent Committee. The RSUs granted in 2022 to employees vest on the same schedule as the stock options granted in 2022. The RSUs granted to non-employee directors in 2022 vest at the Company's next annual meeting of stockholders following the grant date. Compensation cost is recognized over the vesting periods based on the market value of Livent common stock on the grant date of the award.
Stock Compensation
We recognized the following stock compensation expense for awards under the Livent Plan:

	Year Ended December 31,
(in Millions)	2022	2021	2020
Stock Option Expense, net of taxes of $0.3, $0.3 and $0.2	$1.8	$1.6	$1.1
Restricted Stock Expense, net of taxes of $0.7, $0.6 and $0.5	3.6	2.9	2.6
Performance-Based Restricted Stock Expense, net of taxes of $0.1	0.4	—	—
Total Stock Compensation Expense, net of taxes of $1.1, $0.9 and $0.7 (1)	$5.8	$4.5	$3.7
____________________
1.Gross stock compensation charges of $6.8 million and $0.1 million were recorded to "Selling, general and administrative expenses" and "Restructuring and other charges", respectively, in our consolidated statement of operations for the year ended December 31, 2022. Gross stock compensation charges of $5.3 million was recorded to "Selling, general and administrative expenses" in our consolidated statement of operations for the year ended and December 31, 2021. Gross stock compensation charges of $4.1 million, $0.2 million and $0.1 million were recorded to "Selling, general and administrative expenses", "Restructuring and other charges", and "Separation-related costs", respectively, in our consolidated statement of operations for the year ended December 31, 2020.
Stock Options
The grant date fair values of the stock options granted in the year ended December 31, 2022, were estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The expected volatility assumption is based on the historical volatility of a group of fifteen of our publicly traded peers that operate in the specialty chemical sector. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury securities with terms equal to the expected timing of stock option exercises as of the grant date. The dividend yield assumption reflects anticipated dividends on Livent's common stock. Livent stock options granted in 2022 cliff vest on the third anniversary following the grant date and expire ten years from the date of grant.
The following table contains Black Scholes valuation assumptions for stock option granted for the years ended December 31, 2022, 2021 and 2020:

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2022	2021	2020
Expected dividend yield	—%	—%	—%
Expected volatility	28.9%	27.0%	20.2% - 20.7%
Expected life (in years)	6.5	6.5	6.5
Risk-free interest rate	1.95%	0.81%	1.20% - 1.73%
The weighted-average grant date fair value of options granted during the years ended December 31, 2022, 2021 and 2020 was $7.01 per share, $5.86 and $2.29 per share, respectively.
The following table shows stock option activity, for the year ended December 31, 2022:

	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in Millions)
Outstanding as of December 31, 2021	2,134,431	6.4	$14.37	$21.4
Granted	188,036		$21.01
Exercised	(246,958)		$12.78	$4.9
Forfeited	(1,427)		$21.01
Outstanding as of December 31, 2022	2,074,082	6.1	$15.16	$10.2
Exercisable as of December 31, 2022	1,059,628	4.5	$13.06	$7.2
As of December 31, 2022 and December 31, 2021, we had total remaining unrecognized compensation cost related to unvested stock options of $2.1 million and $3.0 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.6 years. The aggregate intrinsic value of stock options exercised for the year ended December 31, 2021 and 2020 was $1.2 million and $0.4 million, respectively.
Restricted Stock Unit Awards
The grant date fair value of RSUs under the Livent Plan is based on the market price per share of Livent's common stock on the date of grant, and the related compensation cost is amortized to expense on a straight-line basis over the vesting period during which the employees perform related services, which for the RSUs granted in 2022 is cliff vesting on the third anniversary following the grant date.
The following table shows RSU activity for the year ended December 31, 2022:

	Restricted Stock Units
	Number of awards	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in Millions)
Nonvested as of December 31, 2021	716,438	$14.03	$17.5
Granted	251,814	$22.72
Vested	(175,766)	$14.10
Forfeited	(3,371)	$20.77
Nonvested as of December 31, 2022	789,115	$16.76	$15.7
The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2022, 2021 and 2020 was $22.72 per share, $20.12 per share and $7.31 per share, respectively. The intrinsic value of RSUs vested during the years ended December 31, 2022, 2021, and 2020 was $4.7 million, $5.0 million, and $1.6 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2022, 2021 and 2020 was $2.5 million, $3.2 million, and $1.7 million, respectively.
As of December 31, 2022, there was total remaining unrecognized compensation cost related to unvested RSUs of $5.8 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.9 years.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance-Based Restricted Stock Unit ("PRSU") Awards
The Company granted approximately sixty-three thousand PRSUs ("2022 PRSUs") to key employees on February 23, 2022, as authorized under the provisions of the Livent Plan. The number of 2022 PRSUs ultimately earned will be based on Livent's Total Shareholder Return ("TSR") relative to the TSR of the companies in the Russell 3000 Chemical Supersector Index over a three year performance period from January 1, 2022 through December 31, 2024 (the "Performance Period"). The final number of 2022 PRSUs earned will range from 0% to 200% of the number of 2022 PRSUs granted based on the Company's relative TSR performance over the Performance Period.
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

The February 23, 2022 grant date fair value of each 2022 PRSU granted was $20.82 per share. Related compensation cost is amortized to expense on a straight-line basis over the vesting period during which the employees perform related services, which for the 2022 PRSUs granted in 2022 is cliff vesting on the third anniversary following the grant date.
The following table shows PRSU activity for the year ended December 31, 2022:

	Performance-Based Restricted Stock Units
	Number of awards	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in Millions)
Nonvested as of December 31, 2021	—	$—	$—
Granted	63,327	$20.82
Forfeited	(481)	$20.82
Nonvested as of December 31, 2022	62,846	$20.82	$1.2
The weighted-average grant date fair value of PRSUs granted during the year ended December 31, 2022 was $20.82 per share. No PRSUs vested during the year ended December 31, 2022.
As of December 31, 2022, there was total remaining unrecognized compensation cost related to unvested PRSUs of $0.9 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.9 years.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13: Equity
The following table reflects the changes in Livent's common shares issued and outstanding for each period presented:

	Issued	Treasury	Outstanding
Balance as of December 31, 2020	146,461,249	(99,268)	146,361,981
RSU awards	270,775	—	270,775
Stock option awards	109,578	—	109,578
Net purchases of treasury stock - deferred compensation plan	—	(2,350)	(2,350)
Issuance of common stock	14,950,000	—	14,950,000
Balance as of December 31, 2021	161,791,602	(101,618)	161,689,984
RSU awards	113,565	—	113,565
Stock option awards	246,958	—	246,958
Net purchases of treasury stock - deferred compensation plan	—	(1,957)	(1,957)
Issuance of common stock	17,500,000	—	17,500,000
Balance as of December 31, 2022	179,652,125	(103,575)	179,548,550

On June 6, 2022, the Company closed on the QLP Merger and issued 17,500,000 shares of its common stock, par value $0.001 per share, in a private placement as consideration to acquire the remaining 50% share of QLP previously owned by Pallinghurst and certain of its investors. See Note 6 for details.
Accumulated other comprehensive loss
Summarized below is the roll forward of accumulated other comprehensive loss, net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Total
Accumulated other comprehensive loss, net of tax as of December 31, 2020	$(44.4)	$—	$(44.4)
Other comprehensive income before reclassifications	1.3	0.3	$1.6
Amounts reclassified from accumulated other comprehensive loss	—	(0.1)	(0.1)
Accumulated other comprehensive loss, net of tax as of December 31, 2021	$(43.1)	$0.2	$(42.9)
Other comprehensive loss before reclassifications	(7.9)	(0.9)	(8.8)
Amounts reclassified from accumulated other comprehensive loss	—	0.7	0.7
Accumulated other comprehensive loss, net of tax as of December 31, 2022	$(51.0)	$—	$(51.0)
______________
1.See Note 15 for more information.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications of accumulated other comprehensive loss

The table below provides details about the reclassifications from accumulated other comprehensive loss and the affected line items in the consolidated statement of operations for each of the periods presented.

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss (1)		Affected Line Item in the Consolidated Statements of Income
(in Millions)	Year ended December 31, 2022	Year ended December 31, 2021
Derivative instruments
Foreign currency contracts	$0.9	$(0.1)	Costs of sales
Total before tax	0.9	(0.1)
	(0.2)	—	Provision for income taxes
Amount included in net income	$0.7	$(0.1)
Total reclassifications for the period	$0.7	$(0.1)	Amount included in net income
____________________
1.Amounts in parentheses indicate charges to the consolidated statement of operations. Provision for income taxes was less than $0.1 million for the year ended December 31, 2021. No amounts were reclassified for the year ended December 31, 2020.

Dividends
For the years ended December 31, 2022, 2021 and 2020, we paid no dividends. We do not expect to pay any dividends in the foreseeable future.

Note 14: Earnings/(Loss) Per Share
Earnings/(loss) per common share ("EPS") is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock units, performance-based restricted stock units and 2025 Notes. Diluted earnings/(loss) per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. We use the if-converted method when calculating the potential dilutive effect of our 2025 Notes.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings/(loss) applicable to common stock and common stock shares used in the calculation of basic and diluted earnings/(loss) per share are as follows:

(in Millions, Except Per Share Data)	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income/(loss)	$273.5	$0.6	$(16.3)
Adjustment for interest on 2025 Notes, net of tax (1)	—	0.2	—
Net income/(loss) after assumed conversion of 2025 Notes	$273.5	$0.8	$(16.3)

Denominator:
Weighted average common shares outstanding - basic	171.8	154.7	146.2
Dilutive share equivalents from share-based plans	1.7	1.5	—
Dilutive share equivalents from 2025 Notes	28.1	28.1	—
Weighted average common shares outstanding - diluted	201.6	184.3	146.2

Basic earnings/(loss) per common share:
Net income/(loss) per weighted average share - basic	$1.59	$—	$(0.11)
Diluted earnings/(loss) per common share:
Net income/(loss) per weighted average share - diluted	$1.36	$—	$(0.11)
_______________________________
1.For the years ended December 31, 2022, 2021 and 2020 $11.6 million, $11.4 million and $5.7 million of interest for the 2025 Notes was capitalized, respectively.
The following table presents weighted average share equivalents associated with share-based plans and the 2025 Notes that were excluded from the diluted shares outstanding calculation because the result would have been antidilutive. The 2025 Notes are further discussed in Note 11.

(in Millions)	Year Ended December 31,
	2022	2021	2020
Share equivalents from share-based plans	—	—	0.7
Share equivalents from 2025 Notes	—	—	14.6
Total antidilutive weighted average share equivalents	—	—	15.3
Anti-dilutive stock options
For the years ended December 31, 2022 and 2021 none of the outstanding options to purchase shares of our common stock were anti-dilutive. For the year ended December 31, 2020, options to purchase 1,684,731 shares of our common stock at an average exercise price of $13.13 per share a were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock for the full year.

Note 15: Financial Instruments, Risk Management and Fair Value Measurements
Our financial instruments include cash and cash equivalents, trade receivables, other current assets, investments held in trust fund, trade payables, debt, derivatives and amounts included in accruals meeting the definition of financial instruments. Investments in the Livent NQSP deferred compensation plan trust fund are considered Level 1 investments based on readily available quoted prices in active markets for identical assets. The carrying value of cash and cash equivalents, trade receivables, other current assets, and accounts payable approximates their fair value and are considered Level 1 investments. Our other financial instruments include the following:

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
The estimated fair value and the carrying amount of debt was $791.8 million and $241.9 million, respectively, as of December 31, 2022. Our 2025 Notes are classified as Level 2 in the fair value hierarchy.
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
We recognize all derivatives on the balance sheet at fair value. On the date we enter into the derivative instrument, we designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in Accumulated Other Comprehensive Loss ("AOCL") changes in the fair value of derivatives that are designated as and meet all the required criteria for, a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In contrast we immediately record in earnings changes in the fair value of derivatives that are not designated as cash flow hedges. As of December 31, 2022, we had open foreign currency forward contracts in AOCL in a net after-tax loss position of less than $0.1 million designated as cash flow hedges of underlying forecasted sales and purchases. As of December 31, 2022 we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $34.7 million.
Less than $0.1 million of net after-tax loss, representing open foreign currency exchange contracts, will be realized in earnings during the twelve months ending December 31, 2023 if spot rates in the future are consistent with market rates as of December 31, 2022. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the consolidated statements of operations.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $62.3 million as of December 31, 2022.
Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments. The Company has open derivative cash flow hedge contracts with a liability position of less than $0.1 million as of December 31, 2022.

December 31, 2021
Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges
Derivatives
Foreign exchange contracts	$0.2
Total derivative assets (1)	0.2
Net derivative assets	$0.2
_______________________
1.Net balance is included in “Prepaid and other current assets” in the consolidated balance sheets.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the gains or losses related to our cash flow hedges and derivatives not designated as cash flow hedging instruments. The Company has open derivative cash flow hedge contracts with a liability position of less than $0.1 million as of December 31, 2022. The Company had no open derivative cash flow hedge contracts as of December 31, 2020.

Derivatives in Cash Flow Hedging Relationships

(in Millions)	Total Foreign Exchange Contracts
Accumulated other comprehensive loss, net of tax at December 31, 2020	$—
Unrealized hedging gains, net of tax	0.3
Reclassification of deferred hedging gains, net of tax (1)	(0.1)
Total derivative instrument impact on comprehensive income, net of tax	0.2
Accumulated other comprehensive loss, net of tax at December 31, 2021	$0.2
Unrealized hedging losses, net of tax	(0.9)
Reclassification of deferred hedging gains, net of tax (1)	0.7
Total derivative instrument impact on comprehensive loss, net of tax	(0.2)
Accumulated other comprehensive loss, net of tax at December 31, 2022	$—
____________________
1.Amounts are included in “Cost of sales” on the consolidated statement of operations.

Derivatives Not Designated as Cash Flow Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (1)
		Year Ended December 31,
(in Millions)		2022	2021	2020
Foreign Exchange contracts	Cost of sales	$(5.2)	$(2.4)	$(1.7)
Total		$(5.2)	$(2.4)	$(1.7)
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

Recurring Fair Value Measurements
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in our consolidated balance sheets as of December 31, 2022 and 2021.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in Millions)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$3.1	$3.1	$—	$—
Total Assets	$3.1	$3.1	$—	$—

Liabilities
Deferred compensation plan obligation (2)	$5.1	$5.1	$—	$—
Total Liabilities (3)	$5.1	$5.1	$—	$—

(in Millions)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$3.4	$3.4	$—	—
Derivatives – Foreign exchange	0.2	—	0.2	—
Total Assets	$3.6	$3.4	$0.2	$—

Liabilities
Deferred compensation plan obligation (2)	$5.9	$5.9	$—	$—
Total Liabilities	$5.9	$5.9	$—	$—
____________________
1.Balance is included in "Other assets" in the consolidated balance sheets. Livent NQSP investments in Livent common stock are recorded as "Treasury stock" in the consolidated balance sheets and carried at historical cost. A mark-to-market gain of $0.5 million and a mark-to-market loss of $0.6 million related to the Livent common stock was recorded in "Selling, general and administrative expense" in the consolidated statements of operations for the years ended December 31, 2022 and December 31, 2021, respectively, with a corresponding offset to the deferred compensation plan obligation in the consolidated balance sheets.
2.Balance is included in "Other long-term liabilities" in the consolidated balance sheets.
3.The Company has open derivative cash flow hedge contracts with a liability position of less than $0.1 million as of December 31, 2022.

Note 16: Commitments and Contingencies
Commitments
Leases
All of our leases are operating leases as of December 31, 2022. We have operating leases for corporate offices, manufacturing facilities, and land. Our leases have remaining lease terms of less than 1 year to 13 years. Disclosures about our leases under ASC 842 are summarized in the table below.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year ended December 31,
(in Millions)	2022	2021	2020
Lease Cost
Operating lease cost (1)	$1.3	$1.2	$2.2
Short-term lease cost (2)	0.4	0.9	0.5
Variable lease cost (1)	—	0.1	0.2
Total lease cost (1)	$1.7	$2.2	$2.9
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$1.3	$1.8	$2.1
____________________________
1.Lease expense is classified as "Selling, general and administrative expenses" in our consolidated statements of operations.
2.The year ended December 31, 2021 includes $0.6 million for our corporate headquarters office space sublease with FMC, which terminated in the first quarter of 2021.

As of December 31, 2022, our operating leases had a weighted average remaining lease term of 8 years and a weighted average discount rate of 4.9%.
The table below presents a maturity analysis of our operating lease liabilities for each of the next five years and a total of the amounts for the remaining years.

(in Millions)	Undiscounted cash flows
2023	$1.1
2024	1.1
2025	1.1
2026	0.5
2027	0.3
Thereafter	1.9
Total future minimum lease payments	6.0
Less: Imputed interest	(0.9)
Total	$5.1
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
Argentine Customs & Tax Authority Matters
Minera del Altiplano SA, our subsidiary in Argentina ("MdA"), has received notices from the Argentine Customs Authorities that they are conducting customs audits in Salta (for 2016 to 2017 and 2018 to 2019), Rosario (for 2016 and 2017), Buenos Aires and Ezeiza (for 2018 and 2019) regarding the export of Lithium Carbonate by MdA from each of those locations.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MdA was also notified by the Argentine Tax Authority of the start of transfer pricing audits for the periods 2017 and 2018.
During a part of this period, MdA was a subsidiary of FMC. However, the Company agreed to bear any possible liability for these types of matters under the terms of the Tax Matters Agreement that it entered into with FMC in connection with the Separation. A range of reasonably possible liabilities, if any, cannot be currently estimated by the Company.
In January, 2023, the Argentina Ministry of Economy issued a resolution to cancel an export rebate regime relating to lithium products, which was followed by Presidential Decree No. 57/2023 in February, 2023. The Presidential Decree prospectively cancels all export rebates for lithium products. Prior to the Presidential Decree, MdA had the right to collect 4% of the FOB value for the exported products. As of December 31, 2022, MdA has a receivable of approximately $5.2 million USD which is still valid and will remain in force after the Presidential Decree. Subsequent to the Presidential Decree entering into force on February 8, 2023, MdA will no longer be entitled to the 4% of rebate/refund on FOB value of its exported products.

Note 17: Supplemental Information

The following tables present details of prepaid and other current assets, other assets, accrued and other liabilities and other long-term liabilities as presented on the consolidated balance sheets:

(in Millions)	December 31,
	2022	2021
Prepaid and other current assets
Income tax receivable - refunds and prepayments	$22.0	$17.7
Argentina government receivable (1)	6.7	13.3
Prepaid expenses	11.6	12.2
Other receivables	7.4	2.3
Derivative assets (Note 15)	—	0.2
Bank Acceptance Drafts (2)	6.9	—
Other current assets	6.5	9.6
Total	$61.1	$55.3

(in Millions)	December 31,
	2022	2021
Other assets
Argentina government receivable (1)	$80.3	$55.8
Advance to contract manufacturers (3)	17.2	16.0
Long-term raw materials inventory	1.6	4.9
Capitalized software, net	1.4	1.5
Other income tax related items	3.7	1.3
Other long-term assets	12.2	11.4
Total	$116.4	$90.9
____________________
1.We have various subsidiaries that conduct business within Argentina. At December 31, 2022 and 2021, $40.0 million and $38.4 million of outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables, were denominated in U.S. dollars. As with all outstanding receivable balances we continually review recoverability by analyzing historical experience, current collection trends and regional business and political factors among other factors.
2.Bank Acceptance Drafts are a common Chinese finance note used to settle trade transactions. Livent accepts these notes from Chinese customers based on criteria intended to ensure collectability and limit working capital usage.
3.We record deferred charges related to certain contract manufacturing agreements which we amortize over the term of the underlying contract.

LIVENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in Millions)	December 31,
	2022	2021
Accrued and other current liabilities
Accrued payroll	$19.8	$17.1
Accrued investment in unconsolidated affiliate	0.1	6.2
Restructuring reserves	3.1	3.2
Retirement liability - 401K	2.6	2.5
Environmental reserves, current	0.6	0.5
Severance	0.1	—
Other accrued and other current liabilities	11.1	32.3
Total	$37.4	$61.8

(in Millions)	December 31,
	2022	2021
Other long-term liabilities
Deferred compensation plan obligation	$5.1	$5.9
Contingencies related to uncertain tax positions (1)	5.7	2.3
Self insurance reserves	1.5	1.5
Asset retirement obligations	0.2	0.3
Other long-term liabilities	3.4	1.7
Total	$15.9	$11.7
____________________
1.As of December 31, 2022, we have recorded a liability for uncertain tax positions of $5.3 million and a $0.4 million indemnification liability to FMC for assets where the offsetting uncertain tax position is with FMC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Livent Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Livent Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income/(loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of unrecognized tax benefits
As discussed in Note 10 to the consolidated financial statements, the Company has recorded unrecognized tax benefits of $4.5 million as of December 31, 2022, of which $1.7 million would unfavorably impact the effective tax rate from operations. The Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company’s earnings are generated by domestic and foreign subsidiaries where foreign subsidiary earnings are taxed at different rates than the United States federal statutory rate.
We identified the assessment of the Company’s unrecognized tax benefits related to the earnings and taxation of certain subsidiaries as a critical audit matter. Complex auditor judgment was required to evaluate the Company’s interpretation of tax laws in certain jurisdictions in which the Company operates and how such tax laws impact the taxation of its operating structure, transfer pricing policies and analysis of the recognition of its tax benefits. Additionally, the audit effort associated with the assessment of the Company’s unrecognized tax benefits required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s tax process. This included certain controls related to the interpretation and application of tax laws and related to the Company’s operating structure and transfer pricing policies which affect the determination of earnings of certain subsidiaries. We involved tax and transfer pricing professionals with specialized skills and knowledge, who assisted in:
–evaluating the Company’s interpretation and application of tax laws and examining its tax positions, and evaluating the potential impact on the operating structure, transfer pricing policies, and unrecognized tax benefits
–inspecting the Company’s legal entity organizational chart to identify changes in operating structure and evaluating any impact on taxation
–assessing the Company’s transfer pricing studies for compliance with applicable laws and regulations
–evaluating the Company’s determination of unrecognized tax benefits.
/s/ KPMG LLP

We have served as the Company’s auditor since 2017.
Philadelphia, Pennsylvania
February 24, 2023

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Livent’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those written policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Livent;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles;
•provide reasonable assurance that receipts and expenditures of Livent are being made only in accordance with authorization of management and directors of Livent; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.
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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. We based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework (COSO 2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. We reviewed the results of our assessment with the Audit Committee of our Board of Directors.
Based on this assessment, we determined that, as of December 31, 2022, Livent has effective internal control over financial reporting.
KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2022, which appears on the following page.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Livent Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Livent Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income/(loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
February 24, 2023

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
(d) Change in Internal Controls over Financial Reporting. There have been no changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2022 that materially affected or are reasonably likely to materially affect our internal control over financing reporting.

ITEM 9B.    OTHER INFORMATION
Not applicable.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing under the caption "III. Board of Directors" in our Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders scheduled to be held on April 25, 2023 (the "Proxy Statement"), information concerning executive officers, appearing under the caption "Item 4A. Executive Officers of the Registrant" in Part I of this Form 10-K, information concerning the Audit Committee, appearing under the caption "IV. Information About the Board of Directors and Corporate Governance - Committees and Independence of Directors - Audit Committee" in the Proxy Statement, and information concerning the Code of Ethics, appearing under the caption "IV. Information About the Board of Directors and Corporate Governance - Corporate Governance - Code of Ethics and Business Conduct Policy" in the Proxy Statement, and is incorporated herein by reference in response to this Item 10.

ITEM 11.    EXECUTIVE COMPENSATION
The information contained in the Proxy Statement in the section titled "VI. Executive Compensation" with respect to executive compensation, in the section titled "IV. Information About the Board of Directors and Corporate Governance—Director Compensation" and "—Corporate Governance—Compensation and Organization Committee Interlocks and Insider Participation" is incorporated herein by reference in response to this Item 11.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in the section titled "V. Security Ownership of Livent Corporation" in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this Item 12.
Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities of Livent are authorized for issuance as of December 31, 2022. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and restricted stock units (A) (1)	Weighted-average exercise price of outstanding options awards (B) (2)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C) (3)

Equity Compensation Plans approved by stockholders	4,858,816	$15.16	5,825,021
 ___________________________________

(1)Includes 2,678,144 stock options, 878,196 Restricted Stock Units and 62,846 Performance-Based Restricted Stock Units granted to Livent employees, 321,008 Restricted Stock Units held by Livent non-employee directors and 918,622 Restricted Stock Units held by FMC personnel but subject to settlement in Livent common stock as a result of the bifurcation of certain FMC equity awards in connection with the Distribution.
(2)Taking into account all outstanding awards included in this table, the weighted-average exercise price of such stock options is $15.16 and the weighted-average term-to-expiration is 6.1 years.
(3)The Livent Plan contains an "evergreen" provision, pursuant to which the number of shares of Livent common stock available for issuance under the Livent Plan will be increased by an amount equal to the lesser of (a) 3% of the number of issued and outstanding shares of common stock as of January 1 of each year or (b) such other number of shares of common stock as determined by the Board of Directors in its discretion. The Board of Directors determined not to authorize any increase in the shares available for issuance under the Livent Plan pursuant to the "evergreen" provision as of January 1, 2023.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the Proxy Statement concerning our independent directors and related party transactions under the caption "IV. Information About the Board of Directors and Corporate Governance—Committees and Independence of Directors" and the information contained in the Proxy Statement concerning our related party transactions policy, appearing under the caption "IV. Information About the Board of Directors and Corporate Governance—Corporate Governance—Related Party Transactions Policy," is incorporated herein by reference in response to this Item 13.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained in the Proxy Statement in the section titled "II. The Proposals to be Voted On—Ratification of Appointment of Independent Registered Public Accounting Firm" is incorporated herein by reference in response to this Item 14.
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
2. Exhibits: See attached Index of Exhibits
(b)Exhibits

Exhibit No.	Exhibit Description
*3.1	Livent Certificate of Incorporation as amended June 2, 2022 (Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 4, 2022 (the "2022 Q2 Form 10-Q"))
*3.2	By-Laws of Livent Corporation (Exhibit 3.2 to the 2018 Form S-1/A)
*4.1	Form of Common Stock Certificate (Exhibit 4.1 to the 2018 Form S-1/A)
*4.2	Description of Common Stock (Exhibit 4.2 to the Registrant's Annual Report on Form 10-K filed on February 26, 2021 (the "2020 Form 10-K"))
*4.3	Indenture, dated as of June 25, 2020, between Livent Corporation and U.S. Bank National Association. (Exhibit 4.1 to Current Report on Form 8-K filed on June 25, 2020)
*4.4.	Form of 4.125% Convertible Senior Notes due 2025 (Exhibit 4.2 to Current Report on Form 8-K filed on June 25, 2020)
*10.1	Tax Matters Agreement, dated as of October 15, 2018, by and between Livent Corporation and FMC Corporation (Exhibit 10.4 to the October 15, 2018 Form 8-K)
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
†*10.8
Form of Employee Option Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan (Exhibit 10.8 to the Registrant's Annual Report on Form 10-K filed on February 28, 2022 (the "2021 Form 10-K"))

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
*10.18
First Amendment to the Credit Agreement, dated May 6, 2020, by and among Livent Corporation, Livent USA Corp., the guarantor subsidiaries described therein, Citibank, N.A., as administrative agent, and the lenders and issuing banks listed therein (Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020)

*10.19
Second Amendment to the Credit Agreement, dated August 3, 2020, by and among Livent Corporation, Livent USA Corp., the guarantor subsidiaries described therein, Citibank, N.A., as administrative agent, and the lenders and issuing banks listed therein (Exhibit 10.2 to the Registrants Quarterly Report on Form 10-Q for the three months ended June 30, 2020)

*10.20
Third Amendment to the Credit Agreement, dated November 5, 2021, by and among Livent Corporation, Livent USA Corp., the guarantor subsidiaries described therein, Citibank, N.A., as administrative agent, and the lenders and issuing banks listed therein (Exhibit 10.21 to the 2021 Form 10-K)

*10.21
Fourth Amendment to the Credit Agreement, dated December 28, 2021, by and among Livent Corporation, Livent USA Corp., the guarantor subsidiaries described therein, Citibank, N.A., as administrative agent, and the lenders and issuing banks listed therein (Exhibit 10.22 to the 2021 Form 10-K)

*10.22	Amended and Restated Credit Agreement, dated as of September 1, 2022 (Exhibit 10.1 to Current Report on Form 8-K filed on September 2, 2022)
†*10.23	Form of Employee PRSU Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan (Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 5, 2022)
†*10.24	Executive Severance Guidelines, as amended August 1, 2022 (Exhibit 10.1 to the 2022 Q2 Form 10-Q)
*10.25
Transaction Agreement and Plan of Merger, dated as of May 2, 2022, among Livent Corporation, Reach
Mergeco Limited, Pallinghurst Lithium Limited, Pallinghurst GP Limited and The Pallinghurst Group
General Partner Limited (Exhibit 10.2 to the 2022 Q2 Form 10-Q)

*10.26	Amendment to the Merger Agreement, dated May 25, 2022 (Exhibit 10.3 to the 2022 Q2 Form 10-Q)
21.1	Subsidiaries of the Registrant
23.1	Consent of Benchmark Mineral Intelligence
23.2	Consent of Bloomberg NEF
23.3	Consent of EV-Volumes
23.4	Consent of KPMG LLP
23.5	Consent of Integral Consulting Inc.
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code
96.1	Pre-Feasibility Study, Salar del Hombre Muerto, Argentina, prepared by Integral Consulting Inc., dated February 21, 2023
101	Interactive Data File
104	Cover Page Interactive Data File
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
Date: February 24, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/S/ PAUL W. GRAVES Paul W. Graves	President, Chief Executive Officer and Director	February 24, 2023
/S/ GILBERTO ANTONIAZZI Gilberto Antoniazzi	Vice President and Chief Financial Officer	February 24, 2023
/S/ RONALD STARK Ronald Stark	Chief Accounting Officer	February 24, 2023
/S/ PIERRE R. BRONDEAU Pierre R. Brondeau	Chairman and Director	February 24, 2023
/S/ ROBERT C. PALLASH Robert C. Pallash	Director	February 24, 2023
/S/ G. PETER D'ALOIA G. Peter D’Aloia	Director	February 24, 2023
/S/ MICHAEL F. BARRY Michael F. Barry	Director	February 24, 2023
/S/ STEVEN T. MERKT Steven T. Merkt	Director	February 24, 2023
/S/ ANDREA E. UTECHT Andrea E. Utecht	Director	February 24, 2023
/S/ CHRISTINA LAMPE-ÖNNERUD Christina Lampe-Önnerud	Director	February 24, 2023
/S/ PABLO MARCET Pablo Marcet	Director	February 24, 2023