Form 10-Q
period 2023-03-31
Livent Corp.
filed 2023-05-04
CIK 1742924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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

☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).    YES  ☐    NO  ☒
As of March 31, 2023, there were 179,610,299 shares of Common Stock, $0.001 par value per share, outstanding.

LIVENT CORPORATION

Glossary of Terms
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2025 Notes	$245.75 million principal amount 4.125% Convertible Senior Notes due 2025
AOCL	Accumulated other comprehensive loss
ASC 842	Accounting Standards Codification Topic 842 - Leases
Credit Agreement	As amended, provides for a $500 million senior secured revolving credit facility
EAETR	Estimated annual effective tax rate
ESG	Environmental, social and governance
EV	Electric vehicle
Exchange Act	Securities and Exchange Act of 1934
FMC	FMC Corporation
Livent NQSP	Livent Non-Qualified Savings Plan
MdA	Minera del Altiplano SA, our local operating subsidiary in Argentina
Nemaska Lithium or NLI	Nemaska Lithium Inc., a non-public lithium company not yet in the production stage domiciled in Québec, Canada
Nemaska Lithium Project
Through our subsidiary, Québec Lithium Partners (UK) Limited, we own a 50% equity interest in NLI, which in turn is developing the Nemaska Lithium Project, which will consist of the Whabouchi Mine and concentrator in the James Bay region of Québec and a lithium hydroxide conversion plant in Bécancour, Québec

OEM	Original equipment manufacturer
Revolving Credit Facility	Livent's $500 million senior secured revolving credit facility, as provided by the Credit Agreement
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
Separation	On October 15, 2018, Livent completed its initial public offering and sold 20 million shares of Livent common stock to the public at a price of $17.00 per share
SOFR	Secured Overnight Financing Rate
U.S. GAAP	United States Generally Accepted Accounting Principles
VAT	Value-added tax

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2023	2022
(in Millions, Except Per Share Data)	(unaudited)
Revenue	$253.5	$143.5
Cost of sales	87.5	83.6
Gross margin	166.0	59.9
Selling, general and administrative expenses	16.3	11.8
Research and development expenses	1.0	0.9
Restructuring and other charges	1.9	1.0
Separation-related costs	—	0.1
Total costs and expenses	106.7	97.4
Income from operations before equity in net loss of unconsolidated affiliates and other gain	146.8	46.1
Equity in net loss of unconsolidated affiliates	8.1	2.2
Other gain	—	(14.0)
Income from operations before income taxes	138.7	57.9
Income tax expense	23.9	4.7
Net income	$114.8	$53.2
Net income per weighted average share - basic	$0.64	$0.33
Net income per weighted average share - diluted	$0.55	$0.28
Weighted average common shares outstanding - basic	179.6	161.7
Weighted average common shares outstanding - diluted	209.2	191.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2023	2022
(in Millions)	(unaudited)
Net income	$114.8	$53.2
Other comprehensive income/(loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain/(loss) arising during the period	1.5	(1.0)
Total foreign currency translation adjustments	1.5	(1.0)
Derivative instruments:
Unrealized hedging gains, net of tax of $0.1 and $0.1	0.2	0.1
Total derivative instruments	0.2	0.1
Other comprehensive income/(loss), net of tax	1.7	(0.9)
Comprehensive income	$116.5	$52.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$194.1	$189.0
Trade receivables, net of allowance of approximately $0.3 in 2023 and 2022	112.9	141.6
Inventories, net	184.1	152.3
Prepaid and other current assets	67.5	61.1
Total current assets	558.6	544.0
Investments	453.3	440.3
Property, plant and equipment, net of accumulated depreciation of $261.0 in 2023 and $253.1 in 2022	1,040.0	968.3
Deferred income taxes	0.7	0.4
Right of use assets - operating leases, net	5.5	4.8
Other assets	122.2	116.4
Total assets	$2,180.3	$2,074.2
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, trade and other	$64.7	$81.7
Accrued and other current liabilities	36.2	37.4
Contract liability - short-term	2.5	15.5
Operating lease liabilities - current	1.1	0.9
Income taxes	27.6	13.2
Total current liabilities	132.1	148.7
Long-term debt	242.3	241.9
Operating lease liabilities - long-term	4.5	4.2
Environmental liabilities	6.5	6.4
Deferred income taxes	17.8	16.1
Contract liability - long-term	198.0	198.0
Other long-term liabilities	18.1	15.9
Commitments and contingent liabilities (Note 13)	—	—
Total current and long-term liabilities	619.3	631.2
Equity
Common stock; $0.001 par value; 2 billion shares authorized; 179,715,772 and 179,652,125 shares issued; 179,610,299 and 179,548,550 outstanding as of March 31, 2023 and December 31, 2022, respectively	0.1	0.1
Capital in excess of par value of common stock	1,161.9	1,160.4
Retained earnings	449.2	334.4
Accumulated other comprehensive loss	(49.3)	(51.0)
Treasury stock, at cost; 105,473 and 103,575 shares as of March 31, 2023 and December 31, 2022, respectively	(0.9)	(0.9)
Total equity	1,561.0	1,443.0
Total liabilities and equity	$2,180.3	$2,074.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022
(in Millions)	(unaudited)
Cash provided by operating activities:
Net income	$114.8	$53.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6.8	6.4
Restructuring and other charges	0.6	0.8
Deferred income taxes	1.4	0.8
Share-based compensation	1.9	1.6
Change in investments in trust fund securities	0.2	0.2
Equity in net loss of unconsolidated affiliate	8.1	2.2
Other gain, Blue Chip Swap	—	(14.0)
Other non-cash adjustments	(0.4)	(0.2)
Changes in operating assets and liabilities:
Trade receivables, net	30.3	(9.3)
Inventories	(31.0)	(16.5)
Accounts payable, trade and other	(17.8)	(3.2)
Changes in deferred compensation	0.9	0.7
Contract liability - short-term	(13.0)	0.7
Income taxes	14.3	(0.1)
Change in prepaid and other current assets and other assets	(8.3)	5.1
Change in accrued and other current liabilities and other long-term liabilities	(5.9)	(17.6)
Cash provided by operating activities	102.9	10.8
Cash used in investing activities:
Capital expenditures(1)	(73.5)	(68.7)
Investments in Livent NQSP securities	(0.7)	(0.7)
Proceeds from Blue Chip Swap, net of purchases	—	14.0
Investment in unconsolidated affiliate	(20.2)	—
Other investing activities	(3.7)	—
Cash used in investing activities	(98.1)	(55.4)
Cash (used in)/provided by financing activities:
Other financing activities	(0.1)	0.1
Cash (used in)/provided by financing activities	(0.1)	0.1
Effect of exchange rate changes on cash and cash equivalents	0.4	—
Increase/(decrease) in cash and cash equivalents	5.1	(44.5)
Cash and cash equivalents, beginning of period	189.0	113.0
Cash and cash equivalents, end of period	$194.1	$68.5

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended March 31,
	2023	2022
Supplemental Disclosure for Cash Flow:	(unaudited)
Cash payments for income taxes, net of refunds	$1.9	$2.4
Cash payments for interest (1)	5.5	5.5
Cash payments for Restructuring and other charges	1.3	0.2
Cash payments for Separation-related charges	—	0.4
Accrued capital expenditures	15.3	29.0
Accrued investment in unconsolidated affiliate	—	8.0
Operating lease right-of-use assets and lease liabilities recorded for ASC 842	1.2	—
____________________
1.For the three months ended March 31, 2023 and 2022, $3.9 million and $4.0 million of interest expense was capitalized, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(in Millions Except Per Share Data)	Common Stock, $0.001 Per Share Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance as of December 31, 2021	$0.1	$778.1	$60.9	$(42.9)	$(0.8)	$795.4
Net income	—	—	53.2	—	—	53.2
Stock compensation plans	—	1.7	—	—	—	1.7
Exercise of stock options	—	0.1	—	—	—	0.1
Shares withheld for taxes - common stock issuances	—	(0.5)	—	—	—	(0.5)
Net hedging gains, net of income tax	—	—	—	0.1	—	0.1
Foreign currency translation adjustments	—	—	—	(1.0)	—	(1.0)
Balance as of March 31, 2022	$0.1	$779.4	$114.1	$(43.8)	$(0.8)	$849.0

(in Millions Except Per Share Data)	Common Stock, $0.001 Per Share Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance as of December 31, 2022	$0.1	$1,160.4	$334.4	$(51.0)	$(0.9)	$1,443.0
Net income	—	—	114.8	—	—	114.8
Stock compensation plans	—	1.9	—	—	—	1.9
Exercise of stock options	—	0.1	—	—	—	0.1
Shares withheld for taxes - common stock issuances	—	(0.5)	—	—	—	(0.5)
Net hedging gains, net of income tax	—	—	—	0.2	—	0.2
Foreign currency translation adjustments	—	—	—	1.5	—	1.5
Balance as of March 31, 2023	$0.1	$1,161.9	$449.2	$(49.3)	$(0.9)	$1,561.0

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
Note 2: Principal Accounting Policies and Related Financial Information
The accompanying condensed consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted from these interim financial statements. The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our condensed consolidated financial position as of March 31, 2023 and December 31, 2022, the condensed consolidated results of operations, the condensed consolidated statement of comprehensive income and the condensed consolidated statement of changes in equity for the three months ended March 31, 2023 and 2022, and the condensed consolidated cash flows for the three months ended March 31, 2023 and 2022. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These statements, therefore, should be read in conjunction with the annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Annual Report on Form 10-K").
Note 3: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
See Note 3 to our consolidated financial statements in Part II, Item 8 of our 2022 Annual Report on Form 10-K for more information.

Note 4: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas (based on product destination) and by product categories. The following table provides information about disaggregated revenue by major geographical region:

(in Millions)	Three Months Ended March 31,
	2023	2022
North America (1)	$51.9	$21.3
Latin America	1.8	—
Europe, Middle East & Africa	32.8	14.7
Asia Pacific (1)	167.0	107.5
Consolidated Revenue	$253.5	$143.5
1.During the three months ended March 31, 2023, countries with sales in excess of 10% of consolidated revenue consisted of China, the U.S., South Korea, and Japan. Sales for the three months ended March 31, 2023 for China, the U.S., South Korea, and Japan totaled $88.4 million, $50.2 million, $35.1 million, and $33.4 million, respectively. During the three months ended March 31, 2022, countries with sales in excess of 10% of consolidated revenue consisted of China, Japan, and the U.S. Sales for the three months ended March 31, 2022 for China, Japan, and the U.S. totaled $59.1 million, $30.6 million, and $20.8 million, respectively.

For the three months ended March 31, 2023, two customers accounted for approximately 25% and 19%, respectively, of consolidated revenue and our 10 largest customers accounted in aggregate for approximately 68% of consolidated revenue. For the three months ended March 31, 2022, one customer accounted for approximately 26% of consolidated revenue and our 10 largest customers accounted in aggregate for approximately 69% of consolidated revenue. A loss of any material customer could have a material adverse effect on our business, financial condition and results of operations.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
The following table provides information about disaggregated revenue by major product category:

(in Millions)	Three Months Ended March 31,
	2023	2022
Lithium Hydroxide	$152.7	$67.5
Butyllithium	76.3	33.7
High Purity Lithium Metal and Other Specialty Compounds	15.0	13.4
Lithium Carbonate and Lithium Chloride	9.5	28.9
Consolidated Revenue	$253.5	$143.5

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
The following table presents the opening and closing balances of our contract liabilities and current trade receivables, net of allowances from contracts with customers.

(in Millions)	Balance as of March 31, 2023	Balance as of December 31, 2022	Increase
Receivables from contracts with customers, net of allowances	$112.9	$141.6	$(28.7)
Contract liability - short-term	2.5	15.5	(13.0)
Contract liability - long-term	198.0	198.0	—

Performance obligations
Occasionally, we may enter into multi-year take or pay supply agreements with customers. The aggregate amount of revenue expected to be recognized related to these contracts’ performance obligations is approximately $1.8 billion in the next six years. Based on our past experience with the customers under these arrangements, we expect to continue recognizing revenue in accordance with the contracts as we transfer control of the product to the customer. However, in the case a shortfall of volume purchases occurs, we will recognize the amount payable by the customer over the remaining performance obligations in the contract.

Note 5: Inventories, Net
Inventories consisted of the following:

(in Millions)	March 31, 2023	December 31, 2022
Finished goods	$49.8	$44.6
Semi-finished goods	100.7	57.1
Raw materials, supplies, and other	33.6	50.6
Inventories, net	$184.1	$152.3

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 6: Investments
Nemaska Lithium Inc. ("Nemaska Lithium" or "NLI"), domiciled in Canada and headquartered in Montreal, Québec, is a non-public mining company not yet in the production stage. It is a development company aiming to vertically integrate, from extracting, processing and concentrating spodumene to conversion of spodumene into battery grade lithium hydroxide, primarily intended for EV and other energy storage applications. Its primary assets are construction in progress and intangibles principally related to intellectual property. Nemaska Lithium intends to develop the Whabouchi spodumene mine and concentrator in the James Bay region of Québec and a lithium hydroxide conversion plant in Bécancour, Québec (collectively, the "Nemaska Lithium Project"). As a developing company and to fund the Nemaska Lithium Project, Nemaska Lithium is reliant on securing financing from its shareholders through share subscriptions.
The Company accounts for the investment in Nemaska Lithium as an equity method investment on a one-quarter lag basis and it is included in Investments in our condensed consolidated balance sheets. For the three months ended March 31, 2023 and 2022, we recorded a $8.1 million and 2.2 million loss, respectively, related to our equity interest in Nemaska Lithium to Equity in net loss of unconsolidated affiliate in our condensed consolidated statement of operations. The carrying amount of our equity interest in Nemaska Lithium was $449.3 million and $437.1 million as of March 31, 2023 and December 31, 2022, respectively.

Note 7: Restructuring and Other Charges
The following table shows other charges included in "Restructuring and other charges" in the condensed consolidated statements of operations:

	Three Months Ended March 31,
(in Millions)	2023	2022
Restructuring charges:
Severance-related and exit costs	$1.7	$0.5
Other charges:
Environmental remediation	0.1	0.1
Other	0.1	0.4
Total Restructuring and other charges	$1.9	$1.0

Note 8: Income Taxes
We determine our interim tax provision using an estimated annual effective tax rate methodology ("EAETR") in accordance with U.S. GAAP. The EAETR is applied to the year-to-date ordinary income, exclusive of discrete items. The tax effects of discrete items are then included to arrive at the total reported interim tax provision.
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
Provision for income taxes for the three months ended March 31, 2023 was an expense of $23.9 million resulting in an effective tax rate of 17.2%. Provision for income taxes for the three months ended March 31, 2022 was an expense of $4.7 million resulting in an effective tax rate of 8.1%.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 9: Debt
Long-term debt
Long-term debt consists of the following:

	Interest Rate Percentage			Maturity Date	March 31, 2023	December 31, 2022
(in Millions)	SOFR borrowings	Base rate borrowings
Revolving Credit Facility (1)	6.65%	8.75%		2027	$—	$—
4.125% Convertible Senior Notes due 2025			4.125%	2025	245.8	245.8
Transaction costs - 2025 Notes					(3.5)	(3.9)
Total long-term debt (2)					$242.3	$241.9
______________________________
1.As of March 31, 2023 and December 31, 2022, there were $14.9 million in letters of credit outstanding under our Revolving Credit Facility and $485.1 million available funds as of March 31, 2023 and December 31, 2022. Fund availability is subject to the Company meeting its debt covenants.
2.As of March 31, 2023 and December 31, 2022, the Company had no debt maturing within one year.
4.125% Convertible Senior Notes due 2025
In the second quarter of 2023, the holders of the 2025 Notes were notified that the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, March 31, 2023 was greater than or equal to 130% of the conversion price on each trading day, and as a result, the holders have the option to convert all or any portion of their 2025 Notes through June 30, 2023. The 2025 Notes are classified as long-term debt.
The Company recognized non-cash interest related to the amortization of transaction costs of $0.4 million, all of which was capitalized, for the three months ended March 31, 2023. The Company recorded $2.5 million of accrued interest expense related to the principal amount for the three months ended March 31, 2023, all of which was capitalized.
Covenants
The Credit Agreement contains certain affirmative and negative covenants that are binding on us and our subsidiary, Livent USA Corp., as borrowers (the "Borrowers") and their subsidiaries, including, among others, restrictions (subject to exceptions and qualifications) on the ability of the Borrowers and their subsidiaries to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of their businesses, to enter into transactions with affiliates and to enter into certain restrictive agreements. Furthermore, the Borrowers are subject to financial covenants regarding leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our maximum allowable first lien leverage ratio is 3.5 as of March 31, 2023. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all requirements of the covenants as of March 31, 2023.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 10: Equity
As of March 31, 2023 and December 31, 2022, we had 2 billion shares of common stock authorized. The following is a summary of Livent's common stock issued and outstanding:

	Issued	Treasury	Outstanding
Balance as of December 31, 2022	179,652,125	(103,575)	179,548,550
RSU awards	53,374	—	53,374
Stock option awards	10,273	—	10,273
Purchases of treasury stock - NQSP	—	(1,898)	(1,898)
Balance as of March 31, 2023	179,715,772	(105,473)	179,610,299

Accumulated other comprehensive loss

Summarized below is the roll forward of accumulated other comprehensive loss, net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments	Total
Accumulated other comprehensive loss, net of tax as of December 31, 2022	$(51.0)	$—	$(51.0)
Other comprehensive losses before reclassifications	1.5	0.2	1.7
Accumulated other comprehensive loss, net of tax as of March 31, 2023	$(49.5)	$0.2	$(49.3)

(in Millions)	Foreign currency adjustments	Derivative Instruments	Total
Accumulated other comprehensive loss, net of tax as of December 31, 2021	$(43.1)	$0.2	$(42.9)
Other comprehensive loss before reclassifications	(1.0)	0.1	(0.9)
Accumulated other comprehensive loss, net of tax as of March 31, 2022	$(44.1)	$0.3	$(43.8)

Reclassifications of accumulated other comprehensive loss
Hedging losses reclassified from accumulated other comprehensive loss for each of the three month periods ended March 31, 2023 and 2022 were less than $0.1 million.
Dividends
For the three months ended March 31, 2023 and 2022, we paid no dividends. We do not expect to pay any dividends in the foreseeable future.

Note 11: Earnings Per Share
Earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock units, performance restricted stock units and 2025 Notes. See Note 12 to our consolidated financial statements in Part II, Item 8 of our 2022 Annual Report on Form 10-K for more information. Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. We use the if-converted method when calculating the potential dilutive effect, if any, of our 2025 Notes.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$114.8	$53.2

Denominator:
Weighted average common shares outstanding - basic	179.6	161.7
Dilutive share equivalents from share-based plans	1.5	1.6
Dilutive share equivalents from 2025 Notes	28.1	28.1
Weighted average common shares outstanding - diluted	209.2	191.4

Basic earnings per common share:
Net income per weighted average share - basic	$0.64	$0.33
Diluted earnings per common share:
Net income per weighted average share - diluted	$0.55	$0.28
Anti-dilutive stock options
For the three months ended March 31, 2023, options to purchase 182,109 shares of our common stock at an average exercise price of $23.33 per share were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock for the three months ended March 31, 2023. For the three months ended March 31, 2022, none of the outstanding options to purchase shares of our common stock were anti-dilutive.

Note 12: Financial Instruments, Risk Management and Fair Value Measurements

Our financial instruments include cash and cash equivalents, trade receivables, other current assets, investments held in trust fund, trade payables, derivatives and amounts included in accruals meeting the definition of financial instruments. Investments in the Livent NQSP deferred compensation plan trust fund are considered Level 1 investments based on readily available quoted prices in active markets for identical assets. The carrying value of cash and cash equivalents, trade receivables, other current assets, and trade payables approximates their fair value due to their short term nature and are considered Level 1 investments. Our other financial instruments include the following:

Financial Instrument	Valuation Method

Foreign exchange forward contracts	Estimated amounts that would be received or paid to terminate the contracts at the reporting date based on current market prices for applicable currencies.

The estimated fair value of our foreign exchange forward contracts have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from, or corroborated by, observable market data such as currency and commodity spot and forward rates.
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
The estimated fair value and the carrying amount of debt was $675.8 million and $242.3 million, respectively, as of March 31, 2023. Our 2025 Notes are classified as Level 2 in the fair value hierarchy.
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
We recognize all derivatives on the balance sheet at fair value. On the date we enter into the derivative instrument, we generally designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in accumulated other comprehensive loss ("AOCL") changes in the fair value of derivatives that are designated as and meet all the required criteria for, a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In contrast we immediately record in earnings changes in the fair value of derivatives that are not designated as cash flow hedges. As of March 31, 2023, we had open foreign currency forward contracts in AOCL in a net after-tax gain position of $0.2 million designated as cash flow hedges of underlying forecasted sales and purchases. As of March 31, 2023 we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $32.4 million.
A net after-tax gain of $0.2 million, representing open foreign currency exchange contracts, will be realized in earnings during the year ending December 31, 2023 if spot rates in the future are consistent with market rates as of March 31, 2023. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales” line in the condensed consolidated statements of operations.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $112.2 million as of March 31, 2023.
Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments. The Company has open derivative cash flow hedge contracts with a liability position of less than $0.1 million as of December 31, 2022.

March 31, 2023
Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges
Derivative assets
Foreign exchange contracts	$0.3
Total derivative assets (1)	0.3
Net derivative assets	$0.3

Derivatives in Cash Flow Hedging Relationships
The following tables summarize the gains related to our cash flow hedges and derivatives not designated as cash flow hedging instruments.

(in Millions)	Total Foreign Exchange Contracts
Accumulated other comprehensive income, net of tax as of December 31, 2022	$—
Unrealized hedging gains, net of tax	0.2
Total derivatives instruments impact on comprehensive income, net of tax	0.2
Accumulated other comprehensive income, net of tax as of March 31, 2023	$0.2

(in Millions)	Total Foreign Exchange Contracts
Accumulated other comprehensive income, net of tax as of December 31, 2021	$0.2
Unrealized hedging gains, net of tax	0.1
Total derivatives instruments impact on comprehensive income, net of tax	0.1
Accumulated other comprehensive income, net of tax as of March 31, 2022	$0.3

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Derivatives Not Designated as Cash Flow Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (1)
		Three Months Ended March 31,
(in Millions)		2023	2022
Foreign Exchange contracts	Cost of sales (2)	$2.1	$(1.6)
Total		$2.1	$(1.6)
____________________
1.Amounts represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.
2.A gain of $0.1 million related to intercompany loan hedges is included in Restructuring and other charges in the condensed consolidated statement of operations for the three months ended March 31, 2023. A loss of $0.1 million related to intercompany loan hedges is included in Restructuring and other charges in the condensed consolidated statement of operations for the three months ended March 31, 2022.

Fair Value Measurements
Recurring Fair Value Measurements
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in our condensed consolidated balance sheets.

(in Millions)	March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$3.9	$3.9	$—	$—
Derivatives – Foreign exchange	0.3	—	0.3	—
Total Assets	$4.2	$3.9	$0.3	$—

Liabilities
Deferred compensation plan obligation (2)	$6.2	$6.2	$—	$—
Total Liabilities	$6.2	$6.2	$—	$—

(in Millions)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$3.1	$3.1	$—	—
Total Assets	$3.1	$3.1	$—	$—

Liabilities
Deferred compensation plan obligation (2)	$5.1	$5.1	$—	$—
Total Liabilities	$5.1	$5.1	$—	$—
____________________

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
1.Balance is included in “Investments” in the condensed consolidated balance sheets. Livent NQSP investments in Livent common stock are recorded as "Treasury stock" in the condensed consolidated balance sheets and carried at historical cost. A mark-to-market loss of $0.2 million was recorded for each of the three month periods ended March 31, 2023 and 2022, related to the Livent common stock. The mark-to-market losses were recorded in "Selling, general and administrative expense" in the condensed consolidated statement of operations, with a corresponding offset to the deferred compensation plan obligation in the condensed consolidated balance sheets.
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
Argentine Customs & Tax Authority Matters
Minera del Altiplano SA, our subsidiary in Argentina ("MdA"), has received notices from the Argentine Customs Authorities that they are conducting customs audits in Salta (for 2015 to 2019, 2021 and 2022), Rosario (for 2016 and 2017), Buenos Aires and Ezeiza (for 2018, 2019, 2021 and 2022) regarding the export of Lithium Carbonate by MdA from each of those locations.
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
Leases
All of our leases are operating leases as of March 31, 2023 and December 31, 2022. We have operating leases for corporate offices, manufacturing facilities, and land. Our leases have remaining lease terms of three to twelve years. Quantitative disclosures about our leases are summarized in the table below.

	Three Months Ended March 31,
(in Millions, except for weighted-average amounts)	2023	2022
Lease Cost
Operating lease cost	$0.3	$0.4
Short-term lease cost	0.1	0.1
Total lease cost (1)	$0.4	$0.5
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$0.3	$0.4
__________________________
1.Lease expense is classified as "Selling, general and administrative expenses" in our condensed consolidated statements of operations.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
As of March 31, 2023, our operating leases had a weighted average remaining lease term of 7.3 years and a weighted average discount rate of 5.2%.
The table below presents a maturity analysis of our operating lease liabilities for each of the next five years and a total of the amounts for the remaining years.

(in Millions)	Undiscounted cash flows
Remainder of 2023	$1.0
2024	1.4
2025	1.4
2026	0.6
2027	0.3
Thereafter	2.0
Total future minimum lease payments	6.7
Less: Imputed interest	(1.1)
Total	$5.6

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 14: Supplemental Information
The following tables present details of prepaid and other current assets, other assets, accrued and other current liabilities, and other long-term liabilities as presented on the condensed consolidated balance sheets:

(in Millions)	March 31, 2023	December 31, 2022
Prepaid and other current assets
Tax related items	$18.7	$22.0
Prepaid expenses	10.1	11.6
Argentina government receivable (1)	7.2	6.7
Other receivables	5.7	7.4
Bank Acceptance Drafts (2)	18.8	6.9
Derivative assets (Note 12)	0.3	—
Other current assets	6.7	6.5
Total	$67.5	$61.1

(in Millions)	March 31, 2023	December 31, 2022
Other assets
Argentina government receivable (1)	$81.7	$80.3
Advance to contract manufacturers (3)	20.2	17.2
Long-term raw materials inventory	1.6	1.6
Tax related items	3.9	3.7
Capitalized software, net	1.4	1.4
Other assets	13.4	12.2
Total	$122.2	$116.4
_________________
1.We conduct business in Argentina. As of March 31, 2023 and December 31, 2022, $39.7 million and $40.0 million, respectively, of outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables, was denominated in U.S. dollars. As with all outstanding receivable balances, we continually review recoverability by analyzing historical experience, current collection trends and regional business and political factors among other factors.
2.Bank Acceptance Drafts are a common Chinese finance note used to settle trade transactions. Livent accepts these notes from Chinese customers based on criteria intended to ensure collectability and limit working capital usage.
3.We record deferred charges for certain contract manufacturing agreements which we amortize over the term of the underlying contract.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	March 31, 2023	December 31, 2022
Accrued and other current liabilities
Accrued payroll	$13.2	$19.8
Restructuring reserves	2.9	3.1
Retirement liability - 401k	0.7	2.6
Environmental reserves, current	0.6	0.6
Severance	—	0.1
Other accrued and other current liabilities (1)	18.8	11.2
Total	$36.2	$37.4

(in Millions)	March 31, 2023	December 31, 2022
Other long-term liabilities
Deferred compensation plan obligation	$6.2	$5.1
Contingencies related to uncertain tax positions (2)	6.1	5.7
Self-insurance reserves	1.5	1.5
Asset retirement obligations	0.2	0.2
Other long-term liabilities	4.1	3.4
Total	$18.1	$15.9
____________________
1.Amounts primarily include accrued capital expenditures related to our expansion projects.
2.As of March 31, 2023, we have recorded a liability for uncertain tax positions of $5.7 million and a $0.4 million indemnification liability where the offsetting uncertain tax position is with FMC, per the tax matters agreement.

lITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995: We and our representatives may from time to time make written or oral statements that are "forward-looking" and provide other than historical information, including statements contained in Item 2 of this Quarterly Report on Form 10-Q, in our other filings with the SEC, or in reports to our stockholders.
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
Investors are cautioned to carefully consider the risk factors discussed in Part I, Item 1A of our 2022 Annual Report on Form 10-K.
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
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
Our condensed consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation of our financial statements requires management to make judgements, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses and that have or could have a material impact on our financial condition and results of operations. We have described our accounting estimates in Note 2 to our consolidated financial statements included in Part II, Item 8 of our 2022 Annual Report on Form 10-K. The SEC has defined critical accounting estimates as those estimates made in accordance with U.S. GAAP that involve a significant level of measurement uncertainty and have had or are reasonably likely to have a material impact on the financial condition or operating performance of a company.
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
As a result of inflation, rising interest rates and the conflict in the Ukraine, there has been uncertainty and disruption in the global economy and financial markets. The estimates used for, but not limited to, revenue recognition and the collectability of trade receivables, impairment and valuation of long-lived assets, and income taxes could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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
First Quarter 2023 Highlights
The following are the more significant developments in our business during the three months ended March 31, 2023:
•Revenue of $253.5 million for the three months ended March 31, 2023 increased $110.0 million, or approximately 77%, compared to $143.5 million for the three months ended March 31, 2022, due to higher pricing across all of our products and higher lithium hydroxide sales volumes, partially offset by a decrease in lithium carbonate sales volumes.
•Net income of $114.8 million for the three months ended March 31, 2023 compared to net income of $53.2 million for the three months ended March 31, 2022 was primarily due to higher pricing across all of our products and higher lithium hydroxide sales volumes, partially offset by a decrease in lithium carbonate sales volumes and higher raw material and other operating costs, $5.9 million higher Equity in net loss of unconsolidated affiliates, and an increase to income tax expense. The three months ended March 31, 2022 also includes a $14.0 million gain from our sale of Argentina Sovereign U.S. dollar-denominated bonds (see Note 2 for more information).
•Adjusted EBITDA of $157.4 million for the three months ended March 31, 2023 increased $104.1 million, compared to $53.3 million for the three months ended March 31, 2022, primarily due to higher pricing across all of our products and higher lithium hydroxide sales volumes, partially offset by a decrease in lithium carbonate sales volumes and higher raw material and other operating costs.
Business Update
The global economy and business environment in the diverse group of markets we serve present us with various opportunities and challenges. The market for lithium products remains strong, driven by the increased adoption of EVs and other energy storage applications, providing us with the opportunity to continue to develop high performance lithium compound products and maintain our position as a leading global producer of butyllithium and high purity lithium metal. We believe our business fundamentals are sound and we have positioned ourselves to manage the impact on our business of inflation, high energy costs and shortages, supply chain disruptions, the ongoing conflict in Ukraine, rising interest rates, the strength of the U.S. dollar, and the corresponding weakening of foreign currencies. Given our extensive global capabilities, vast experience in the markets we serve, and deep customer relationships, we believe we are well positioned to capitalize on new business opportunities and the accelerating trend of electrification.
We continue to optimize our production network to meet changes in customer demand. In order to timely manufacture and deliver products, we have at times used air freight to ship resources or finished goods. We continue to look at new raw material suppliers and logistics providers to enhance our supply chain and the delivery experience for our customers. We continue to observe tightness in the local labor markets in almost all of the geographic locations where we operate (e.g., competition for workers, fewer applicants, and higher wages) and delays in procurement of longer lead time equipment. This may impact us and our expansion efforts, our customers and suppliers in the future. We remain subject to strict quality requirements from our customers.
Despite many years of reliable lithium production, our operations in Argentina are subject to their own unique challenges. Argentina continues to experience high inflation, a weakening currency, high natural gas, oil and power prices, and social and labor unrest. In addition, there is political uncertainty with looming provincial and national elections. There is financial uncertainty over the Argentina Government's ability to repay debt obligations that are maturing in the near future. As a result of this mix of factors, there is increasing interest and focus from federal and provincial governments to obtain additional sources of funding, such as through customs and tax revenues and other concessions from private and/or foreign companies, including from the lithium industry. Further, a shortfall of foreign currency reserves has led to currency restrictions, which in turn has placed severe limits on imports, including certain materials for our operations and expansion project.
Customers in the EV manufacturing industry, while aggressively transitioning their businesses for continued expected growth in electrification, are experiencing macroeconomic uncertainties and some lingering supply chain constraints. In China, EV inventory increased seasonally; recent price actions, particularly those of a few leading EV manufacturers, will likely put commercial and financial pressures on several other automakers in the world’s major EV markets as well as influence consumer behavior and potentially delay their vehicle purchasing decisions. Additionally, based on the most recent guidance from the US Department of Treasury, several automakers’ EV models do not qualify for full or partial consumer tax credits for this year. All of these variables may continue to add volatility and uncertainty to the overall EV supply chain, which may adversely impact our business. This could cause delays in our customers' demand for our high performance lithium compounds, further adversely impacting our business and growth plans.
The material matters that management is currently monitoring are: the health and safety of our employees; our global expansion efforts; the future development of the Nemaska Lithium Project; political and economic instability in Argentina; the supply and demand balance of battery-grade and total lithium in the global marketplace; changing lithium prices and the effect they may have on revenues; inflation, rising interest rates and fluctuating foreign currency exchange rates, and the negative impact they may have on our operations, customers and key end markets such as EV sales; the prospect of a recession in the U.S. and elsewhere, and its impact on EV sales; global supply chain and logistics issues, and our ability to deliver products and receive key inputs; the impact of the Inflation Reduction Act on the Company and customer demand; and, global energy supply concerns and prices.
2023 Business Outlook
In 2023, we expect higher volumes, particularly in the second half of the year due to new production units ramping up, and higher average pricing across our lithium products, resulting in higher profitability versus 2022. We also expect higher costs versus the prior year, primarily related to royalties, the ramping up of new production units and general inflationary pressures. The Company increased its outlook for 2023 financial performance after achieving higher realized prices than anticipated in the first quarter.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2023	2022
(in Millions)	(unaudited)
Revenue	$253.5	$143.5
Cost of sales	87.5	83.6
Gross margin	166.0	59.9
Selling, general and administrative expenses	16.3	11.8
Research and development expenses	1.0	0.9
Restructuring and other charges	1.9	1.0
Separation-related costs	—	0.1
Total costs and expenses	106.7	97.4
Income from operations before equity in net loss of unconsolidated affiliates and other gain	146.8	46.1
Equity in net loss of unconsolidated affiliates	8.1	2.2
Other gain	—	(14.0)
Income from operations before income taxes	138.7	57.9
Income tax expense	23.9	4.7
Net income	$114.8	$53.2

In addition to net income, as determined in accordance with U.S. GAAP, we evaluate operating performance using certain Non-GAAP measures such as EBITDA, which we define as net income plus interest expense, net, income tax expense, and depreciation and amortization; and Adjusted EBITDA, which we define as EBITDA adjusted for Argentina remeasurement losses, Argentina interest income, restructuring and other charges, separation-related costs, COVID-19 related costs and other losses/(gains). Management believes the use of these Non-GAAP measures allows management and investors to compare more easily the financial performance of its underlying business from period to period. The Non-GAAP information provided may not be comparable to similar measures disclosed by other companies because of differing methods used by other companies in calculating EBITDA and Adjusted EBITDA. These measures should not be considered as a substitute for net income or other measures of performance or liquidity reported in accordance with U.S. GAAP. The following table reconciles EBITDA and Adjusted EBITDA from net income.

	Three Months Ended March 31,
(in Millions)	2023	2022
Net income	$114.8	$53.2
Add back:
Income tax expense	23.9	4.7
Depreciation and amortization	6.8	6.4
EBITDA (Non-GAAP)	145.5	64.3
Add back:
Argentina remeasurement losses (a)	4.1	1.0
Restructuring and other charges (b)	1.9	1.0
Separation-related costs (c)	—	0.1
COVID-19 related costs (d)	—	0.8
Other loss (e)	5.9	1.6
Subtract:
Blue Chip Swap gain (f)	—	(14.0)
Argentina interest income (g)	—	(1.5)
Adjusted EBITDA (Non-GAAP)	$157.4	$53.3
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

b.We continually perform strategic reviews and assess the return on our business. This sometimes results in management changes or in a plan to restructure the operations of our business. As part of these restructuring plans, demolition costs and write-downs of long-lived assets may occur (see Note 7 for more information).
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
e.Represents our ownership interest (which is 50% and was 25% prior to June 6, 2022) in costs incurred for certain project-related costs to align Nemaska Lithium's reported results with Livent's capitalization policies and interest expense incurred by NLI, all included in Equity in net loss of unconsolidated affiliate in our condensed consolidated statement of operations. The Company accounts for its equity method investment in Nemaska Lithium on a one quarter lag basis (see Note 6 for more information).
f.Represents the gain from the sale in Argentina pesos of Argentina Sovereign U.S. dollar-denominated bonds due to the significant divergence of Argentina's Blue Chip Swap market exchange rate from the official rate and is excluded from Adjusted EBITDA because it is nonrecurring.
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
Three Months Ended March 31, 2023 vs. 2022
Revenue
Revenue of $253.5 million for the three months ended March 31, 2023 (the "2023 Quarter") increased by approximately 77%, or $110.0 million, compared to $143.5 million for the three months ended March 31, 2022 (the "2022 Quarter") due to higher pricing across all of our products and higher lithium hydroxide sales volumes, partially offset by a decrease in lithium carbonate sales volumes.
Gross margin
Gross margin of $166.0 million for the 2023 Quarter increased by $106.1 million, or approximately 177%, versus $59.9 million for the 2022 Quarter. The increase in gross margin was primarily due to higher pricing across all of our products and higher lithium hydroxide sales volumes, partially offset by a decrease in lithium carbonate sales volumes and higher raw material and other operating costs.
Selling, general and administrative expenses
Selling, general and administrative expenses of $16.3 million for the 2023 Quarter increased by $4.5 million, or approximately 38% versus $11.8 million for the 2022 Quarter. The increase in selling, general and administrative expenses was primarily due to an increase in professional fees and employee compensation.
Equity in net loss of unconsolidated affiliate
Equity in net loss of unconsolidated affiliate of $8.1 million and $2.2 million for the 2023 Quarter and 2022 Quarter, respectively, arises out of our ownership interest in the Nemaska Lithium Project (which is 50% and was 25% prior to June 6, 2022). The increase of $5.9 million represents project-related costs incurred by our unconsolidated affiliate as the Nemaska Lithium Project finalizes late stage engineering work (see Note 6 for details).
Income tax expense
The increase in income tax expense to $23.9 million for the 2023 Quarter compared to the income tax expense of $4.7 million for the 2022 Quarter, was primarily due to an increase in income from operations, and the fluctuations in foreign currency impacts in Argentina of $2.5 million and $(4.3) million for the 2023 Quarter and 2022 Quarter respectively.
Net income
Net income of $114.8 million for the 2023 Quarter increased $61.6 million, or approximately 116%, versus $53.2 million for the 2022 Quarter. The increase was primarily due to higher pricing across all of our products and higher lithium hydroxide sales volumes, partially offset by a decrease in lithium carbonate sales volumes and higher raw material and other operating costs, $5.9 million higher Equity in net loss of unconsolidated affiliate, and an increase to income tax expense. The 2022 Quarter also includes a $14.0 million gain from our sale of Argentina Sovereign U.S. dollar-denominated bonds (see Note 2 for more information).

LIQUIDITY AND CAPITAL RESOURCES
Our prospective success in funding our cash needs will depend on the strength of the lithium market and our continued ability to generate cash from operations and raise capital from other sources. Our primary sources of cash are currently generated from operations and borrowings under our Revolving Credit Facility.
Cash and cash equivalents as of March 31, 2023 and December 31, 2022, were $194.1 million and $189.0 million, respectively. Of the cash and cash equivalents balance as of March 31, 2023, $32.7 million were held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal. See Note 11, Part II, Item 8 of our 2022 Annual Report on Form 10-K for more information.
Statement of Cash Flows
Cash provided by operating activities was $102.9 million and $10.8 million for the 2023 Quarter and 2022 Quarter, respectively.
The increase in cash provided by operating activities for the 2023 Quarter as compared to the cash provided by operating activities for the 2022 Quarter was primarily driven by an increase in net income and decrease in trade receivables, partially offset by an increase in inventories and decrease in accounts payable in the 2023 Quarter compared to the 2022 Quarter.
Cash used in investing activities was $98.1 million and $55.4 million for the 2023 Quarter and 2022 Quarter, respectively.
The increase in cash used in investing activities for the 2023 Quarter compared to the 2022 Quarter is primarily due to a $20.2 million investment in our unconsolidated affiliate, Nemaska Lithium, in the 2023 Quarter and $14.0 million proceeds from the sale in Argentina pesos of Argentina Sovereign U.S. dollar-denominated bonds in the 2022 Quarter.
Cash (used in)/provided by financing activities was $(0.1) million and $0.1 million for the 2023 Quarter and 2022 Quarter, respectively.
Represents the net impact of proceeds from the issuance of common stock under the Company's incentive plans offset by financing fees paid for amendments to our Revolving Credit Facility and purchases of treasury stock under the Livent NQSP.
Other potential liquidity needs
We plan to meet our liquidity needs through available cash, cash generated from operations, borrowings under the committed Revolving Credit Facility, and other potential working capital financing strategies that may be available to us. As of March 31, 2023, our remaining borrowing capacity under our Revolving Credit Facility, subject to meeting our debt covenants, is $485.1 million, including letters of credit utilization.
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
We expect increasing energy costs and shortages, inflation, rising interest rates, currency fluctuations and the conflict in the Ukraine to continue in 2023. The Company remains focused on maintaining its financial flexibility and will continue to manage its cash flow and capital allocation decisions to navigate through this challenging environment.
We believe that our available cash and cash from operations, together with our borrowing availability under the Revolving Credit Facility and other potential financing strategies that may be available to us, will provide adequate liquidity for the next 12 months. Access to capital and the availability of financing on acceptable terms in the future will be affected by many factors, including our credit rating, economic conditions and the overall liquidity of capital markets and cannot be guaranteed.
Commitments and Contingencies
See Note 13 to these condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations and Commercial Commitments
Information related to our contractual commitments as of December 31, 2022 can be found in a table included within Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations within our 2022 Annual Report on Form 10-K. There have been no significant changes to our contractual commitments during the period ended March 31, 2023.
Climate Change
A detailed discussion related to climate change can be found in Part II, Item 7 of our 2022 Annual Report on Form 10-K.
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
As of March 31, 2023, our net derivative financial instrument position was a net asset of $0.3 million. In the first quarter of 2023, we placed foreign currency hedges for 2023 projected exposure.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10% change in the foreign currency exchange rates from their levels as of March 31, 2023 with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net asset position on condensed consolidated balance sheets	Net liability position with 10% strengthening	Net asset position with 10% weakening
Net asset/(liability) position as of March 31, 2023	$0.3	$(3.3)	$3.2
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of March 31, 2023, we had no interest rate swap agreements.
Our debt portfolio as of March 31, 2023 is composed of fixed-rate and variable-rate debt; consisting of borrowings under our 2025 Notes and Revolving Credit Facility. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways. As of March 31, 2023, we had no outstanding balances under the Revolving Credit Facility.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in "Derivative Financial Instruments and Market Risks," under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2023, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in legal proceedings from time to time in the ordinary course of our business, including with respect to workers’ compensation matters. Based on information currently available and established reserves, we have no reason to believe that the ultimate resolution of any known legal proceeding will have a material adverse effect on our financial position, liquidity or results of operations. However, there can be no assurance that the outcome of any such legal proceeding will be favorable, and adverse results in certain of these legal proceedings could have a material adverse effect on our financial position, results of operations in any one reporting period, or liquidity. Except as set forth in Note 13 to our condensed consolidated financial statements, which is incorporated herein by reference to the extent applicable, there are no material changes from the legal proceedings previously disclosed in our 2022 Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our 2022 Annual Report on Form 10-K, which is available at www.sec.gov and on our website at www.livent.com. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or future results.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Shares
A summary of our repurchases of Livent's common stock for the three months ended March 31, 2023 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2023	220.4	$28.18	$—	$—
February 1 through February 28, 2023	336.8	$29.50	—	—
March 1 through March 31, 2023	1,341	$27.81	—	—
Total Q1 2023	1,898.2	$28.15	$—	$—

1.The trustee of the Livent NQSP reacquires shares of Livent common stock from time to time through open-market purchases relating to investments by employees in our common stock, one of the investment options available under the Livent NQSP. Such shares are held in a trust fund and recorded to Treasury stock in our condensed consolidated balance sheets.
2.We have no publicly announced stock repurchase programs.

ITEM 6.    EXHIBITS

10.1	Livent Corporation Compensation Policy for Non-Employee Directors, as of May 1, 2023
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code
101	Interactive Data File
104	The cover page from Livent Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVENT CORPORATION (Registrant)

By:	/s/ GILBERTO ANTONIAZZI
Gilberto Antoniazzi, Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: May 4, 2023