Form 10-Q
period 2023-06-30
Livent Corp.
filed 2023-08-04
CIK 1742924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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

☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).    YES  ☐    NO  ☒
As of June 30, 2023, there were 179,715,389 shares of Common Stock, $0.001 par value per share, outstanding.

LIVENT CORPORATION

Glossary of Terms
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2025 Notes	$245.75 million principal amount 4.125% Convertible Senior Notes due 2025
Allkem	Allkem Limited, an Australian public company limited by shares
AOCL	Accumulated other comprehensive loss
ASC 842	Accounting Standards Codification Topic 842 - Leases
Credit Agreement	As amended, provides for a $500 million senior secured revolving credit facility
EAETR	Estimated annual effective tax rate
EV	Electric vehicle
Exchange Act	Securities and Exchange Act of 1934
FMC	FMC Corporation
Livent NQSP	Livent Non-Qualified Savings Plan
MdA	Minera del Altiplano SA, our local operating subsidiary in Argentina
Merger Sub	Lightning-A Merger Sub, Inc., a Delaware corporation
Nemaska Lithium or NLI	Nemaska Lithium Inc., a non-public lithium company not yet in the production stage domiciled in Québec, Canada
Nemaska Lithium Project
Through our subsidiary, Québec Lithium Partners (UK) Limited, we own a 50% equity interest in NLI, which in turn is developing the Nemaska Lithium Project, which will consist of the Whabouchi Mine and concentrator in the James Bay region of Québec and a lithium hydroxide conversion plant in Bécancour, Québec

NewCo	Allkem Livent plc, a public limited company incorporated under the laws of the Bailiwick of Jersey (originally incorporated as Lightning-A Limited, a private limited company incorporated under the laws of the Bailiwick of Jersey), the name of which is temporary and the new name of which will be mutually agreed by Livent and Allkem pursuant to the Transaction Agreement
QLP	Québec Lithium Partners (UK) Limited, a wholly owned subsidiary of Livent, which owns a 50% equity interest in the Nemaska Lithium Project
QLP Merger	On June 6, 2022, Livent closed on the Transaction Agreement and Plan of Merger with The Pallinghurst Group to provide Livent with a direct 50% ownership interest in the Nemaska Project. Livent issued 17,500,000 shares of its common stock to acquire the remaining 50% share of Québec Lithium Partners (UK) Limited, previously owned by The Pallinghurst Group and certain of its investors
Revolving Credit Facility	Livent's $500 million senior secured revolving credit facility, as provided by the Credit Agreement
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
Separation	On October 15, 2018, Livent completed its initial public offering and sold 20 million shares of Livent common stock to the public at a price of $17.00 per share
SOFR	Secured Overnight Financing Rate
Transaction	Proposed transaction to consummate the combination of Livent and Allkem in a merger of equals, stock-for-stock transaction. The transaction, which is expected to close by around the end of calendar year 2023, is subject to customary closing conditions, including, among others, approval by Allkem’s shareholders and our stockholders and receipt of required regulatory approvals
Transaction Agreement	Transaction Agreement entered into on May 10, 2023, by and among Livent, Allkem and NewCo, and subsequently joined by Merger Sub, providing for the Transaction (as amended on August 2, 2023)
U.S. GAAP	United States Generally Accepted Accounting Principles
VAT	Value-added tax

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in Millions, Except Per Share Data)	(unaudited)
Revenue	$235.8	$218.7	$489.3	$362.2
Cost of sales	92.4	116.2	179.9	199.8
Gross margin	143.4	102.5	309.4	162.4
Selling, general and administrative expenses	17.6	13.8	33.9	25.6
Research and development expenses	1.0	0.8	2.0	1.7
Restructuring and other charges	24.2	2.9	26.1	3.9
Separation-related costs	—	0.3	—	0.4
Total costs and expenses	135.2	134.0	241.9	231.4
Income from operations before equity in net loss of unconsolidated affiliates and other gain	100.6	84.7	247.4	130.8
Equity in net loss of unconsolidated affiliates	7.2	2.7	15.3	4.9
Other gain	(11.4)	(8.2)	(11.4)	(22.2)
Income from operations before income taxes	104.8	90.2	243.5	148.1
Income tax expense	14.6	30.2	38.5	34.9
Net income	$90.2	$60.0	$205.0	$113.2
Net income per weighted average share - basic	$0.50	$0.36	$1.14	$0.69
Net income per weighted average share - diluted	$0.43	$0.31	$0.98	$0.58
Weighted average common shares outstanding - basic	179.7	166.6	179.6	164.2
Weighted average common shares outstanding - diluted	209.5	196.5	209.3	194.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in Millions)	(unaudited)
Net income	$90.2	$60.0	$205.0	$113.2
Other comprehensive (loss)/income, net of tax:
Foreign currency adjustments:
Foreign currency translation (loss)/gain rising during the period	(1.0)	(4.4)	0.5	(5.4)
Total foreign currency translation adjustments	(1.0)	(4.4)	0.5	(5.4)
Derivative instruments:
Unrealized hedging gain/(loss), net of tax of $(0.1), less than $0.1, $(0.2), and zero	0.4	(0.1)	0.6	—
Total derivative instruments	0.4	(0.1)	0.6	—
Other comprehensive (loss)/income, net of tax	(0.6)	(4.5)	1.1	(5.4)
Comprehensive income	$89.6	$55.5	$206.1	$107.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	June 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$167.8	$189.0
Trade receivables, net of allowance of approximately $0.3 in 2023 and 2022	122.3	141.6
Inventories, net	197.8	152.3
Prepaid and other current assets	44.8	61.1
Total current assets	532.7	544.0
Investments	455.7	440.3
Property, plant and equipment, net of accumulated depreciation of $265.7 in 2023 and $253.1 in 2022	1,137.4	968.3
Deferred income taxes	0.1	0.4
Right of use assets - operating leases, net	6.8	4.8
Other assets	151.1	116.4
Total assets	$2,283.8	$2,074.2
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, trade and other	$80.5	$81.7
Accrued and other current liabilities	54.5	37.4
Contract liability - short-term	2.3	15.5
Operating lease liabilities - current	1.0	0.9
Income taxes	3.2	13.2
Total current liabilities	141.5	148.7
Long-term debt	242.7	241.9
Operating lease liabilities - long-term	6.0	4.2
Environmental liabilities	6.5	6.4
Deferred income taxes	18.5	16.1
Contract liability - long-term	198.0	198.0
Other long-term liabilities	17.6	15.9
Commitments and contingent liabilities (Note 13)	—	—
Total current and long-term liabilities	630.8	631.2
Equity
Common stock; $0.001 par value; 2 billion shares authorized; 179,821,797 and 179,652,125 shares issued; 179,715,389 and 179,548,550 outstanding as of June 30, 2023 and December 31, 2022, respectively	0.1	0.1
Capital in excess of par value of common stock	1,164.3	1,160.4
Retained earnings	539.4	334.4
Accumulated other comprehensive loss	(49.9)	(51.0)
Treasury stock, at cost; 106,408 and 103,575 shares as of June 30, 2023 and December 31, 2022, respectively	(0.9)	(0.9)
Total equity	1,653.0	1,443.0
Total liabilities and equity	$2,283.8	$2,074.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022
(in Millions)	(unaudited)
Cash provided by operating activities:
Net income	$205.0	$113.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13.8	12.8
Restructuring and other charges	15.7	4.3
Deferred income taxes	2.3	12.5
Share-based compensation	4.0	3.4
Change in investments in trust fund securities	0.8	(0.2)
Equity in net loss of unconsolidated affiliates	15.3	4.9
Other gain, Blue Chip Swap	(11.4)	(22.2)
Other non-cash adjustments	(0.4)	(0.2)
Changes in operating assets and liabilities:
Trade receivables, net	19.0	(40.7)
Inventories	(46.7)	(25.1)
Accounts payable, trade and other	(17.0)	19.5
Changes in deferred compensation	1.1	0.8
Contract liability - short-term	(13.2)	—
Income taxes	(9.8)	(1.1)
Change in prepaid and other current assets and other assets	6.1	(7.9)
Change in accrued and other current liabilities and other long-term liabilities	(3.0)	(12.8)
Cash provided by operating activities	181.6	61.2
Cash used in investing activities:
Capital expenditures(1)	(157.8)	(136.6)
Investments in Livent NQSP securities	(0.8)	(0.7)
Proceeds from Blue Chip Swap, net of purchases	11.4	22.2
Investment in unconsolidated affiliates	(29.5)	(8.0)
Other investing activities	(3.5)	(1.0)
Cash used in investing activities	(180.2)	(124.1)
Cash (used in)/provided by financing activities:
Proceeds from issuance of common stock - incentive plans	0.4	0.3
Payment of deposit to customs authorities	(21.7)	—
Other financing activities	(0.3)	(0.1)
Cash (used in)/provided by financing activities	(21.6)	0.2
Effect of exchange rate changes on cash and cash equivalents	(1.0)	(1.3)
Decrease in cash and cash equivalents	(21.2)	(64.0)
Cash and cash equivalents, beginning of period	189.0	113.0
Cash and cash equivalents, end of period	$167.8	$49.0

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended June 30,
	2023	2022
Supplemental Disclosure for Cash Flow:	(unaudited)
Cash payments for income taxes, net of refunds	$41.4	$24.4
Cash payments for interest (1)	5.8	6.1
Cash payments/(receipts) for Restructuring and other charges	10.4	(0.4)
Cash payments for Separation-related charges	—	0.6
Accrued capital expenditures	34.7	34.5
Accrued transaction costs - investment in unconsolidated affiliate	0.2	9.7
Non-cash investment in unconsolidated affiliates	—	387.1
Operating lease right-of-use assets and lease liabilities recorded for ASC 842	1.2	—
____________________
1.For the six months ended June 30, 2023 and 2022, $8.4 million and $8.0 million of interest expense was capitalized, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(in Millions Except Per Share Data)	Common Stock, $0.001 Per Share Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance as of December 31, 2021	$0.1	$778.1	$60.9	$(42.9)	$(0.8)	$795.4
Net income	—	—	53.2	—	—	53.2
Stock compensation plans	—	1.7	—	—	—	1.7
Exercise of stock options	—	0.1	—	—	—	0.1
Shares withheld for taxes - common stock issuances	—	(0.5)	—	—	—	(0.5)
Net hedging gains, net of income tax	—	—	—	0.1	—	0.1
Foreign currency translation adjustments	—	—	—	(1.0)	—	(1.0)
Balance as of March 31, 2022	$0.1	$779.4	$114.1	$(43.8)	$(0.8)	$849.0
Net income	—	—	60.0	—	—	60.0
Stock compensation plans	—	1.8	—	—	—	1.8
Issuance of common stock - QLP Merger	—	373.9	—	—	—	373.9
Exercise of stock options	—	0.2	—	—	—	0.2
Shares withheld for taxes - common stock issuances	—	(0.2)	—	—	—	(0.2)
Reclassification of deferred hedging gains, net of income tax	—	—	—	(0.1)	—	(0.1)
Net purchases of treasury stock - Livent NQSP	—	—	—	—	(0.1)	(0.1)
Foreign currency translation adjustments	—	—	—	(4.4)	—	(4.4)
Balance as of June 30, 2022	$0.1	$1,155.1	$174.1	$(48.3)	$(0.9)	$1,280.1

(in Millions Except Per Share Data)	Common Stock, $0.001 Per Share Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance as of December 31, 2022	$0.1	$1,160.4	$334.4	$(51.0)	$(0.9)	$1,443.0
Net income	—	—	114.8	—	—	114.8
Stock compensation plans	—	1.9	—	—	—	1.9
Exercise of stock options	—	0.1	—	—	—	0.1
Shares withheld for taxes - common stock issuances	—	(0.5)	—	—	—	(0.5)
Net hedging gains, net of income tax	—	—	—	0.2	—	0.2
Foreign currency translation adjustments	—	—	—	1.5	—	1.5
Balance as of March 31, 2023	$0.1	$1,161.9	$449.2	$(49.3)	$(0.9)	$1,561.0
Net income	—	—	90.2	—	—	90.2
Stock compensation plans	—	2.1	—	—	—	2.1
Exercise of stock options	—	0.3	—	—	—	0.3
Net hedging gain, net of income tax	—	—	—	0.4	—	0.4
Foreign currency translation adjustments	—	—	—	(1.0)	—	(1.0)
Balance as of June 30, 2023	$0.1	$1,164.3	$539.4	$(49.9)	$(0.9)	$1,653.0

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
Note 2: Principal Accounting Policies and Related Financial Information
The accompanying condensed consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted from these interim financial statements. The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our condensed consolidated financial position as of June 30, 2023 and December 31, 2022, the condensed consolidated results of operations, the condensed consolidated statement of comprehensive income and the condensed consolidated statement of changes in equity for the three and six months ended June 30, 2023 and 2022, and the condensed consolidated cash flows for the six months ended June 30, 2023 and 2022. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These statements, therefore, should be read in conjunction with the annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Annual Report on Form 10-K").
Proposed Transaction with Allkem Limited
On May 10, 2023, we entered into a Transaction Agreement (as subsequently amended on August 2, 2023, the “Transaction Agreement”) with Allkem Limited, an Australian public company limited by shares (“Allkem”), and Allkem Livent plc, a public limited company incorporated under the laws of the Bailiwick of Jersey (originally incorporated as Lightning-A Limited, a private limited company incorporated under the laws of the Bailiwick of Jersey) (“NewCo”), which was subsequently joined by Lightning-A Merger Sub, Inc., a Delaware corporation (“Merger Sub”), providing for a combination of Livent and Allkem in a merger of equals, stock-for-stock transaction (the “Transaction”). Upon the completion of the Transaction, each of our stockholders will receive 2.406 shares of NewCo in exchange for each Livent share that they own and Allkem shareholders and our stockholders will hold approximately 56% and 44%, respectively, of NewCo’s shares. Upon the completion of the Transaction, each of Livent and Allkem will be subsidiaries of NewCo. Allkem Livent plc is the temporary name of NewCo and pursuant to the Transaction Agreement, the new name of NewCo will be mutually agreed by Livent and Allkem. The Transaction is subject to customary closing conditions, including, among others, approval by Allkem’s shareholders and our stockholders and receipt of required regulatory approvals. The Transaction Agreement contains certain termination rights for both Livent and Allkem, including if the Transaction is not completed on or before February 10, 2024, subject in certain circumstances to extension to May 10, 2024 upon notice by either party if necessary to secure certain regulatory approvals. The Transaction Agreement provides that, if the Transaction Agreement is terminated, a party will pay a $64.6 million termination fee to the other party in the case of certain events described in the Transaction Agreement, including if such party terminates the Transaction Agreement in connection with such party’s board of directors changing its recommendation that such party's shareholders vote in favor of the Transaction and if the other party terminates the Transaction Agreement due to such party’s board of directors changing such recommendation. The termination fee may also become payable by Livent or Allkem if the Transaction Agreement is terminated in certain circumstances and such party enters into an agreement for an alternative transaction within twelve months of such termination. We currently expect the Transaction to close by around the end of calendar year 2023. A registration statement on Form S-4 was filed with the U.S. Securities and Exchange Commission on July 20, 2023, which contains a preliminary proxy statement and prospectus in connection with the previously announced Transaction Agreement.
The foregoing summary of the Transaction Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the terms and conditions of the Transaction Agreement, a copy of which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on May 10, 2023, and the Amendment to the

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Transaction Agreement, a copy of which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on August 2, 2023.
See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional information about the Transaction.
Blue Chip Swap
Our wholly owned subsidiary in Argentina uses the U.S. dollar as its functional currency. Argentina peso-denominated monetary assets and liabilities are remeasured at each balance sheet date to the official currency exchange rate then in effect which represents the exchange rate available for external commerce (import payments and export collections) and financial payments, with currency remeasurement and other transaction gains and losses recognized in earnings. In September 2019, the President of Argentina reinstituted exchange controls restricting foreign currency purchases in an attempt to stabilize Argentina’s financial markets. As a result, a legal trading mechanism known as the Blue Chip Swap emerged in Argentina for all individuals or entities to transfer U.S. dollars out of and into Argentina. The Blue Chip Swap rate is the implicit exchange rate resulting from the Blue Chip Swap transaction. Recently, the Blue Chip Swap rate has diverged significantly from Argentina’s official rate due to the economic environment. In the second quarter of 2023, we transferred U.S. dollars into Argentina through the Blue Chip Swap method whereby we realized a gain from the purchase in U.S. dollars and sale in Argentina pesos of Argentina Sovereign U.S. dollar-denominated bonds. The gain of U.S. $11.4 million for the three and six months ended June 30, 2023, was recorded to Other gain in our condensed consolidated statement of operations.

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

Note 4: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas (based on product destination) and by product categories. The following table provides information about disaggregated revenue by major geographical region:

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
North America (1)	$40.7	$41.2	$92.6	$62.5
Latin America	—	1.1	1.8	1.1
Europe, Middle East & Africa	23.5	32.0	56.3	46.7
Asia Pacific (1)	171.6	144.4	338.6	251.9
Consolidated Revenue	$235.8	$218.7	$489.3	$362.2
1.During the three months ended June 30, 2023, countries with sales in excess of 10% of consolidated revenue consisted of China, Japan, the U.S., and South Korea. Sales for the three months ended June 30, 2023 for China, Japan, the U.S., and South Korea totaled $90.8 million, $42.7 million, $39.9 million, and $31.2 million, respectively. During the six months ended June 30, 2023, countries with sales in excess of 10% of consolidated revenue consisted of China, the U.S., Japan, and South Korea. Sales for the six months ended June 30, 2023 for China, the U.S., Japan, and South Korea, totaled $179.2 million, $90.1 million, $76.1 million, and $66.3 million, respectively. During the three months ended June 30, 2022, countries with sales in excess of 10% of consolidated revenue consisted of China, Japan, and the U.S. Sales for the three months ended June 30, 2022 for China, Japan, and the U.S. totaled $64.6 million, $54.2 million, and $39.6 million, respectively. During the six months ended June 30, 2022, countries with sales in excess of 10% of consolidated revenue consisted of China, Japan, and the U.S. Sales for the six months ended June 30, 2022 for China, Japan, and the U.S. totaled $123.8 million, $84.8 million, and $60.5 million, respectively.

For the three months ended June 30, 2023, two customers accounted for approximately 24% and 23%, respectively, of consolidated revenue and our 10 largest customers accounted in aggregate for approximately 72% of consolidated revenue. For the three months ended June 30, 2022, one customer accounted for approximately 21% of consolidated revenue and our 10 largest customers accounted in aggregate for approximately 63% of consolidated revenue. For the six months ended June 30, 2023, two customers accounted for approximately 24% and 21%, respectively, of consolidated revenue and our 10 largest

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
customers accounted in aggregate for approximately 68% of consolidated revenue. For the six months ended June 30, 2022, one customer accounted for approximately 23% of consolidated revenue and our 10 largest customers accounted in aggregate for approximately 63% of consolidated revenue. A loss of any material customer could have a material adverse effect on our business, financial condition and results of operations.
The following table provides information about disaggregated revenue by major product category:

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lithium Hydroxide	$153.6	$113.6	$306.3	$181.1
Butyllithium	62.4	81.2	138.8	114.9
High Purity Lithium Metal and Other Specialty Compounds	14.7	16.7	29.7	30.1
Lithium Carbonate and Lithium Chloride	5.1	7.2	14.5	36.1
Consolidated Revenue	$235.8	$218.7	$489.3	$362.2

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

(in Millions)	Balance as of June 30, 2023	Balance as of December 31, 2022	Increase
Receivables from contracts with customers, net of allowances	$122.3	$141.6	$(19.3)
Contract liability - short-term	2.3	15.5	(13.2)
Contract liability - long-term	198.0	198.0	—

Performance obligations
Occasionally, we may enter into multi-year take or pay supply agreements with customers. The aggregate amount of revenue expected to be recognized related to these contracts’ performance obligations is approximately $1.7 billion in the next six years. Based on our past experience with the customers under these arrangements, we expect to continue recognizing revenue in accordance with the contracts as we transfer control of the product to the customer. However, in the case a shortfall of volume purchases occurs, we will recognize the amount payable by the customer over the remaining performance obligations in the contract.

Note 5: Inventories, Net

Inventories consisted of the following:

(in Millions)	June 30, 2023	December 31, 2022
Finished goods	$51.0	$44.6
Semi-finished goods	103.7	57.1
Raw materials, supplies, and other	43.1	50.6
Inventories, net	$197.8	$152.3

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
The Company accounts for the investment in Nemaska Lithium as an equity method investment on a one-quarter lag basis and it is included in Investments in our condensed consolidated balance sheets. For the three and six months ended June 30, 2023, we recorded a $7.2 million and $15.3 million loss, respectively, related to our equity interest in Nemaska Lithium to Equity in net loss of unconsolidated affiliates in our condensed consolidated statement of operations. The carrying amount of our equity interest in Nemaska Lithium was $451.4 million and $437.1 million as of June 30, 2023 and December 31, 2022, respectively, representing our 50% economic interest.
In the third quarter of 2023, the Company invested cash of $18.9 million in Nemaska Lithium under a subscription agreement dated July 14, 2023. Investissement Québec, which owns the remaining 50% interest in Nemaska Lithium, contemporaneously made an equal contribution and Liven'ts ownership stake is not changed pursuant to the additional investment.

Note 7: Restructuring and Other Charges
The following table shows other charges included in "Restructuring and other charges" in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2023	2022	2023	2022
Restructuring charges:
Severance-related and exit costs	$0.7	$—	$2.4	$0.5
Other charges:
Costs related to the Transaction	18.8	2.2	18.8	2.2
Bessemer City plant fire loss	5.0	—	5.0	—
Environmental remediation	0.1	0.1	0.2	0.2
Other	(0.4)	0.6	(0.3)	1.0
Total Restructuring and other charges	$24.2	$2.9	$26.1	$3.9

Bessemer City Plant Fire
On June 26, 2023, a fire broke out at Livent's 800-acre manufacturing facility in Bessemer City, North Carolina. The fire was principally contained to a steel and concrete warehouse which was used primarily to store lithium metal ingots, as well as some ancillary maintenance and production supplies. The warehouse and its contents were destroyed by the fire. There were no injuries and to our knowledge no toxic chemicals or compounds were on fire or released into the environment. All lithium hydroxide, butyllithium and catalyst grade lithium metal production lines were back in operation by June 29, 2023. The Company is still assessing the timetable to restore some of its smaller production units, including those for high purity lithium metal and pharmaceutical grade lithium carbonate.
The Company recorded a loss of $5.0 million in the second quarter for clean-up and disposal costs and the carrying value of fixed assets and inventory destroyed by the fire. The Company is working with its insurance providers to assess the damage and applicable insurance coverage amounts recoverable under its enforceable insurance policies.

Note 8: Income Taxes

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
Provision for income taxes for the three and six months ended June 30, 2023 was an expense of $14.6 million and $38.5 million resulting in an effective tax rate of 13.9% and 15.8%, respectively. Provision for income taxes for the three and six months ended June 30, 2022 was an expense of $30.2 million and $34.9 million resulting in an effective tax rate of 33.5% and 23.6%, respectively.

Note 9: Debt
Long-term debt
Long-term debt consists of the following:

	Interest Rate Percentage			Maturity Date	June 30, 2023	December 31, 2022
(in Millions)	SOFR borrowings	Base rate borrowings
Revolving Credit Facility (1)	6.99%	9.00%		2027	$—	$—
4.125% Convertible Senior Notes due 2025			4.125%	2025	245.8	245.8
Transaction costs - 2025 Notes					(3.1)	(3.9)
Total long-term debt (2)					$242.7	$241.9
______________________________
1.As of June 30, 2023 and December 31, 2022, there were $21.2 million in letters of credit outstanding under our Revolving Credit Facility and $478.8 million available funds as of June 30, 2023 and December 31, 2022. Fund availability is subject to the Company meeting its debt covenants.
2.As of June 30, 2023 and December 31, 2022, the Company had no debt maturing within one year.
4.125% Convertible Senior Notes due 2025
In the third quarter of 2023, the holders of the 2025 Notes were notified that the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, June 30, 2023 was greater than or equal to 130% of the conversion price on each trading day, and as a result, the holders have the option to convert all or any portion of their 2025 Notes through September 30, 2023. The 2025 Notes are classified as long-term debt.
The Company recognized non-cash interest related to the amortization of transaction costs for the 2025 Notes of $0.4 million and $0.8 million for the three and six months ended June 30, 2023, respectively, all of which was capitalized. The Company recorded $2.5 million and $5.1 million of accrued interest expense related to the principal amount for the three and six months ended June 30, 2023, all of which was capitalized.
Covenants
The Credit Agreement contains certain affirmative and negative covenants that are binding on us and our subsidiary, Livent USA Corp., as borrowers (the "Borrowers") and their subsidiaries, including, among others, restrictions (subject to exceptions and qualifications) on the ability of the Borrowers and their subsidiaries to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of their businesses, to enter into transactions with affiliates and to enter into certain restrictive agreements. Furthermore, the Borrowers are subject to financial covenants regarding leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
maximum allowable first lien leverage ratio is 3.5 as of June 30, 2023. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all requirements of the covenants as of June 30, 2023.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 10: Equity
As of June 30, 2023 and December 31, 2022, we had 2 billion shares of common stock authorized. The following is a summary of Livent's common stock issued and outstanding:

	Issued	Treasury	Outstanding
Balance as of December 31, 2022	179,652,125	(103,575)	179,548,550
RSU awards	129,379	—	129,379
Stock option awards	40,293	—	40,293
Purchases of treasury stock - NQSP	—	(2,833)	(2,833)
Balance as of June 30, 2023	179,821,797	(106,408)	179,715,389

Accumulated other comprehensive loss

Summarized below is the roll forward of accumulated other comprehensive loss, net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments	Total
Accumulated other comprehensive loss, net of tax as of December 31, 2022	$(51.0)	$—	$(51.0)
Other comprehensive losses before reclassifications	0.5	0.6	1.1
Accumulated other comprehensive loss, net of tax as of June 30, 2023	$(50.5)	$0.6	$(49.9)

(in Millions)	Foreign currency adjustments	Derivative Instruments	Total
Accumulated other comprehensive loss, net of tax as of December 31, 2021	$(43.1)	$0.2	$(42.9)
Other comprehensive loss before reclassifications	(5.4)	—	(5.4)
Accumulated other comprehensive loss, net of tax as of June 30, 2022	$(48.5)	$0.2	$(48.3)

Reclassifications of accumulated other comprehensive loss
Hedging gains reclassified from accumulated other comprehensive loss for each of the three and six month periods ended June 30, 2023 were less than $0.1 million. Hedging gains reclassified from accumulated other comprehensive loss for each of the three and six month periods ended June 30, 2022 were $0.1 million, net of provision for income taxes of less than $0.1 million.
Dividends
For the three and six months ended June 30, 2023 and 2022, we paid no dividends. We do not expect to pay any dividends in the foreseeable future.

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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$90.2	$60.0	$205.0	$113.2

Denominator:
Weighted average common shares outstanding - basic	179.7	166.6	179.6	164.2
Dilutive share equivalents from share-based plans	1.7	1.8	1.6	1.7
Dilutive share equivalents from 2025 Notes	28.1	28.1	28.1	28.1
Weighted average common shares outstanding - diluted	209.5	196.5	209.3	194.0

Basic earnings per common share:
Net income per weighted average share - basic	$0.50	$0.36	$1.14	$0.69
Diluted earnings per common share:
Net income per weighted average share - diluted	$0.43	$0.31	$0.98	$0.58
Anti-dilutive stock options
For the three and six months ended June 30, 2023, options to purchase 1,085 shares of our common stock at an average exercise price of $23.33 per share were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock for the three and six months ended June 30, 2023. For the three and six months ended June 30, 2022, none of the outstanding options to purchase shares of our common stock were anti-dilutive.

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
The estimated fair value and the carrying amount of debt was $785.2 million and $242.7 million, respectively, as of June 30, 2023. Our 2025 Notes are classified as Level 2 in the fair value hierarchy.
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
We recognize all derivatives on the balance sheet at fair value. On the date we enter into the derivative instrument, we generally designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in accumulated other comprehensive loss ("AOCL") changes in the fair value of derivatives that are designated as and meet all the required criteria for, a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In contrast we immediately record in earnings changes in the fair value of derivatives that are not designated as cash flow hedges. As of June 30, 2023, we had open foreign currency forward contracts in AOCL in a net after-tax gain position of $0.6 million designated as cash flow hedges of underlying forecasted sales and purchases. As of June 30, 2023 we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $28.2 million.
A net after-tax gain of $0.6 million, representing open foreign currency exchange contracts, will be realized in earnings during the year ending December 31, 2023 if spot rates in the future are consistent with market rates as of June 30, 2023. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales” line in the condensed consolidated statements of operations.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $115.2 million as of June 30, 2023.
Fair Value of Derivative Instruments
The following table provides the gross fair value and net balance sheet presentation of our derivative instruments. The Company had open derivative cash flow hedge contracts with a liability position of less than $0.1 million as of December 31, 2022.

June 30, 2023
Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges
Derivative assets
Foreign exchange contracts	$0.8
Total derivative assets (1)	0.8
Net derivative assets	$0.8

Derivatives in Cash Flow Hedging Relationships
The following tables summarize the gains or losses related to our cash flow hedges and derivatives not designated as cash flow hedging instruments.

(in Millions)	Total Foreign Exchange Contracts
Accumulated other comprehensive income, net of tax as of December 31, 2022	$—
Unrealized hedging gains, net of tax	0.2
Total derivatives instruments impact on comprehensive income, net of tax	0.2
Accumulated other comprehensive income, net of tax as of March 31, 2023	$0.2
Unrealized hedging gains, net of tax	0.4
Total derivatives instruments impact on comprehensive income, net of tax	0.4
Accumulated other comprehensive income, net of tax at June 30, 2023	$0.6

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Total Foreign Exchange Contracts
Accumulated other comprehensive income, net of tax as of December 31, 2021	$0.2
Unrealized hedging gains, net of tax	0.1
Total derivatives instruments impact on comprehensive income, net of tax	0.1
Accumulated other comprehensive income, net of tax as of March 31, 2022	$0.3
Reclassification of deferred hedging gains, net of tax	(0.1)
Total derivatives instruments impact on comprehensive income, net of tax	(0.1)
Accumulated other comprehensive income, net of tax at June 30, 2022	$0.2
Derivatives Not Designated as Cash Flow Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (1)
		Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)		2023	2022	2023	2022
Foreign Exchange contracts	Cost of sales (2)	$(0.2)	$(2.3)	$1.9	$(3.9)
Total		$(0.2)	$(2.3)	$1.9	$(3.9)
____________________
1.Amounts represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.
2.A gain of $0.1 million and $0.2 million related to intercompany loan hedges is included in Restructuring and other charges in the condensed consolidated statement of operations for the three and six months ended June 30, 2023, respectively. A loss of $0.1 million and $0.2 million related to intercompany loan hedges is included in Restructuring and other charges in the condensed consolidated statement of operations for the three and six months ended June 30, 2022.

Fair Value Measurements
Recurring Fair Value Measurements
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in our condensed consolidated balance sheets.

(in Millions)	June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$4.2	$4.2	$—	$—
Derivatives – Foreign exchange	0.8	—	0.8	—
Total Assets	$5.0	$4.2	$0.8	$—

Liabilities
Deferred compensation plan obligation (2)	$7.2	$7.2	$—	$—
Total Liabilities	$7.2	$7.2	$—	$—

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$3.1	$3.1	$—	—
Total Assets	$3.1	$3.1	$—	$—

Liabilities
Deferred compensation plan obligation (2)	$5.1	$5.1	$—	$—
Total Liabilities	$5.1	$5.1	$—	$—
____________________
1.Balance is included in “Investments” in the condensed consolidated balance sheets. Livent NQSP investments in Livent common stock are recorded as "Treasury stock" in the condensed consolidated balance sheets and carried at historical cost. A mark-to-market loss of $0.6 million and $0.8 million was recorded for each of the three and six month periods ended June 30, 2023, respectively, related to the Livent common stock. The mark-to-market losses were recorded in "Selling, general and administrative expense" in the condensed consolidated statement of operations, with a corresponding offset to the deferred compensation plan obligation in the condensed consolidated balance sheets.
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
Argentine Customs & Tax Authority Matters
Minera del Altiplano SA, our subsidiary in Argentina ("MdA"), has received notices from the Argentine Customs Authorities that they are conducting customs audits in Salta (for 2015 to 2019, 2021 and 2022), Rosario (for 2016 and 2017), Buenos Aires and Ezeiza (for 2018, 2019, 2021 and 2022) regarding the export of lithium carbonate by MdA from each of those locations. See Note 14 for more information about the payment the Company made in June 2023 for export duties and interest claimed by the Custom Authorities of Buenos Aires, Ezeiza and Salta related to exports made between the years 2018 – 2022.
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
Leases
All of our leases are operating leases as of June 30, 2023 and December 31, 2022. We have operating leases for corporate offices, manufacturing facilities, and land. Our leases have remaining lease terms of three to twenty-seven years. Quantitative disclosures about our leases are summarized in the table below.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions, except for weighted-average amounts)	2023	2022	2023	2022
Lease Cost
Operating lease cost	$0.3	$0.3	$0.6	$0.7
Short-term lease cost	0.1	0.1	0.2	0.2
Total lease cost (1)	$0.4	$0.4	$0.8	$0.9
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$0.4	$0.3	$0.7	$0.7
__________________________
1.Lease expense is classified as "Selling, general and administrative expenses" in our condensed consolidated statements of operations.

As of June 30, 2023, our operating leases had a weighted average remaining lease term of 17.3 years and a weighted average discount rate of 6.5%.
The table below presents a maturity analysis of our operating lease liabilities for each of the next five years and a total of the amounts for the remaining years.

(in Millions)	Undiscounted cash flows
Remainder of 2023	$0.7
2024	1.5
2025	1.5
2026	0.7
2027	0.3
Thereafter	7.5
Total future minimum lease payments	12.2
Less: Imputed interest	(5.2)
Total	$7.0

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 14: Supplemental Information
The following tables present details of prepaid and other current assets, other assets, accrued and other current liabilities, and other long-term liabilities as presented on the condensed consolidated balance sheets:

(in Millions)	June 30, 2023	December 31, 2022
Prepaid and other current assets
Tax related items	$25.5	$22.0
Prepaid expenses	9.0	11.6
Argentina government receivable (1)	6.2	6.7
Other receivables	1.2	7.4
Bank Acceptance Drafts (2)	0.5	6.9
Derivative assets (Note 12)	0.8	—
Other current assets	1.6	6.5
Total	$44.8	$61.1

(in Millions)	June 30, 2023	December 31, 2022
Other assets
Argentina government receivable (1), (3)	$108.5	$80.3
Advance to contract manufacturers (4)	19.4	17.2
Long-term raw materials inventory	1.2	1.6
Tax related items	3.9	3.7
Capitalized software, net	1.4	1.4
Other assets	16.7	12.2
Total	$151.1	$116.4
_________________
1.We conduct business in Argentina. As of June 30, 2023 and December 31, 2022, $39.4 million and $40.0 million, respectively, of outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables, was denominated in U.S. dollars. As with all outstanding receivable balances, we continually review recoverability by analyzing historical experience, current collection trends and regional business and political factors among other factors.
2.Bank Acceptance Drafts are a common Chinese finance note used to settle trade transactions. Livent accepts these notes from Chinese customers based on criteria intended to ensure collectability and limit working capital usage.
3.In June 2023, the Company decided to pay $21.7 million for the export duties and interest claimed by the Custom Authorities of Buenos Aires, Ezeiza and Salta related to exports made between the years 2018 – 2022 registered in those locations. This payment stops the accrual of any further interest. It was a deposit made under protest, and was not an admission of any of the claims made by the Customs Authorities or a waiver of any of the Company's defenses, including recovery of the deposit plus interest. The cases remain in discussion. See Note 13 for more information.
4.We record deferred charges for certain contract manufacturing agreements which we amortize over the term of the underlying contract.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	June 30, 2023	December 31, 2022
Accrued and other current liabilities
Accrued payroll	$18.2	$19.8
Restructuring reserves	2.7	3.1
Retirement liability - 401k	1.4	2.6
Derivative liabilities (Note 12)	—	—
Environmental reserves, current	0.6	0.6
Severance	—	0.1
Other accrued and other current liabilities (1)	31.6	11.2
Total	$54.5	$37.4

(in Millions)	June 30, 2023	December 31, 2022
Other long-term liabilities
Deferred compensation plan obligation	$7.2	$5.1
Contingencies related to uncertain tax positions (2)	6.5	5.7
Self-insurance reserves	1.4	1.5
Asset retirement obligations	0.2	0.2
Other long-term liabilities	2.3	3.4
Total	$17.6	$15.9
____________________
1.Amounts primarily include accrued capital expenditures related to our expansion projects.
2.As of June 30, 2023, we have recorded a liability for uncertain tax positions of $6.1 million and a $0.4 million indemnification liability where the offsetting uncertain tax position is with FMC, per the tax matters agreement.

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
In some cases, we have identified forward-looking statements by such words or phrases as "will likely result," "is confident that," "expect," "expects," "should," "could," "may," "will continue to," "believe," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the Company based on currently available information. These forward-looking statements may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business, and the anticipated timing for, and outcome and effects of, the proposed Transaction with Allkem. These statements are only predictions based on our current expectations and projections about future events. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement.
Investors are cautioned to carefully consider the risk factors discussed in Part I, Item 1A of our 2022 Annual Report on Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, achievements, or timing for, or outcome and effects of, the proposed Transaction with Allkem. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We are under no duty to and specifically decline to undertake any obligation to publicly revise or update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results, revised expectations or to reflect the occurrence of anticipated or unanticipated events.
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
Our condensed consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation of our financial statements requires management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses and that have or could have a material impact on our financial condition and results of operations. We have described our accounting estimates in Note 2 to our consolidated financial statements included in Part II, Item 8 of our 2022 Annual Report on Form 10-K. The SEC has defined critical accounting estimates as those estimates made in accordance with U.S. GAAP that involve a significant level of measurement uncertainty and have had or are reasonably likely to have a material impact on the financial condition or operating performance of a company.
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
Second Quarter 2023 Highlights
The following are the more significant developments in our business during the three months ended June 30, 2023:
•Revenue of $235.8 million for the three months ended June 30, 2023 increased $17.1 million, or approximately 8%, compared to $218.7 million for the three months ended June 30, 2022, due to higher pricing and sales volumes for lithium hydroxide, partially offset by a decrease in butyllithium sales volumes and lower lithium carbonate and butyllithium pricing.
•Net income of $90.2 million for the three months ended June 30, 2023 compared to net income of $60.0 million for the three months ended June 30, 2022 was primarily due to higher pricing and sales volumes for lithium hydroxide, a favorable mix of raw materials costs and a decrease in income taxes, partially offset by a decrease in butyllithium sales volumes, lower lithium carbonate and butyllithium pricing and $4.5 million higher Equity in net loss of unconsolidated affiliates.
•Adjusted EBITDA of $134.5 million for the three months ended June 30, 2023 increased $39.5 million, compared to $95.0 million for the three months ended June 30, 2022, primarily due to higher pricing and sales volumes for lithium hydroxide and a favorable mix of raw materials costs, partially offset by a decrease in butyllithium sales volumes and lower lithium carbonate and butyllithium pricing.
Proposed Transaction with Allkem Limited
On May 10, 2023, we entered into a Transaction Agreement (as subsequently amended on August 2, 2023, the “Transaction Agreement”) with Allkem Limited, an Australian public company limited by shares (“Allkem”), and Allkem Livent plc, a public limited company incorporated under the laws of the Bailiwick of Jersey (originally incorporated as Lightning-A Limited, a private limited company incorporated under the laws of the Bailiwick of Jersey) (“NewCo”), which was subsequently joined by Lightning-A Merger Sub, Inc., a Delaware corporation (“Merger Sub”), providing for a combination of Livent and Allkem in a merger of equals, stock-for-stock transaction (the “Transaction”). Upon the completion of the Transaction, each of our stockholders will receive 2.406 shares of NewCo in exchange for each Livent share that they own and Allkem shareholders and our stockholders will hold approximately 56% and 44%, respectively, of NewCo’s shares. Upon the completion of the Transaction, each of Livent and Allkem will be subsidiaries of NewCo. Allkem Livent plc is the temporary name of NewCo and pursuant to the Transaction Agreement, the new name of NewCo will be mutually agreed by Livent and Allkem. The Transaction is subject to customary closing conditions, including, among others, approval by Allkem’s shareholders and our stockholders and receipt of required regulatory approvals. The Transaction Agreement contains certain termination rights for both Livent and Allkem, including if the Transaction is not completed on or before February 10, 2024, subject in certain circumstances to extension to May 10, 2024 upon notice by either party if necessary to secure certain regulatory approvals. The Transaction Agreement provides that, if the Transaction Agreement is terminated, a party will pay a $64.6 million termination fee to the other party in the case of certain events described in the Transaction Agreement, including if such party terminates the Transaction Agreement in connection with such party’s board of directors changing its recommendation that such party's shareholders vote in favor of the Transaction and if the other party terminates the Transaction Agreement due to such party’s board of directors changing such recommendation. The termination fee may also become payable by Livent or Allkem if the Transaction Agreement is terminated in certain circumstances and such party enters into an agreement for an alternative transaction within twelve months of such termination. We currently expect the Transaction to close by around the end of calendar year 2023. A registration statement on Form S-4 was filed with the U.S. Securities and Exchange Commission on July 20, 2023, which contains a preliminary proxy statement and prospectus in connection with the previously announced Transaction Agreement.

The foregoing summary of the Transaction Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the terms and conditions of the Transaction Agreement, a copy of which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on May 10, 2023, and the Amendment to the Transaction Agreement, a copy of which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on August 2, 2023.
See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional information about the Transaction.
Other Events During the Quarter
Argentina Customs Authorities Payment
On June 16, 2023, MdA paid a deposit of $21.7 million to the Customs Authorities of Buenos Aires, Ezeiza and Salta for export duties claimed by the Customs Authorities in pending administrative cases related to the export of lithium carbonate through those locations during the years 2018 to 2022. The payment was made under protest, without admission of any claims made by the Customs Authorities, and without prejudice to MdA’s defenses and rights (including recovery of the deposit) in order to toll the accrual of interest applicable to amounts payable pending resolution of the administrative cases.
Bessemer City Plant Fire
On June 26, 2023, a fire broke out in a steel and concrete warehouse at the Company’s 800-acre Bessemer City plant in North Carolina. The warehouse was primarily used for the storage of lithium metal ingots, as well as some ancillary maintenance and production supplies. No one was injured as a result of the fire and, to our knowledge, no toxic chemicals or compounds were on fire or released into the environment, but the warehouse and its contents were destroyed. All lithium hydroxide, butyllithium and catalyst grade lithium metal production lines at the plant resumed normal operation by June 29, 2023. However, we anticipate that it may take several months to restore smaller production units, including those for pharmaceutical grade lithium carbonate and high purity lithium metal, which were impacted by fire damage to adjoining infrastructure and shared utilities. To date there have been no material adverse impacts to the Company’s operations as a result of this incident, and we are assessing the impacts to our customer obligations, contracts and finances. The Company recorded a loss of $5.0 million in the second quarter for clean-up and disposal costs and the carrying value of fixed assets and inventory destroyed by the fire. The Company is working with its insurance providers to assess the damage and applicable insurance coverage amounts recoverable under its enforceable insurance policies.
Business Update
The global economy and business environment in the diverse group of markets we serve present us with various opportunities and challenges. The market for lithium products remains strong, driven by the increased adoption of EVs and other energy storage applications, providing us with the opportunity to continue to develop high performance lithium compound products and maintain our position as a leading global producer of butyllithium and high purity lithium metal. We believe our business fundamentals are sound and we have positioned ourselves to manage the impact on our business of inflation, high energy costs and shortages, supply chain disruptions, the ongoing conflict in Ukraine, higher interest rates, the strength of the U.S. dollar, and the corresponding weakening of foreign currencies. Given our extensive global capabilities, vast experience in the markets we serve, and deep customer relationships, we believe we are well positioned to capitalize on new business opportunities and the accelerating trend of electrification.
We continue to optimize our production network to meet changes in customer demand. In order to timely manufacture and deliver products, we have at times used air freight to ship resources or finished goods. We continue to look at new raw material suppliers and logistics providers to enhance our supply chain and the delivery experience for our customers. We continue to observe tightness in the local labor markets in almost all of the geographic locations where we operate (e.g., competition for workers, fewer applicants, and higher wages), local labor resource capability constraints and delays in procurement of longer lead time equipment. This may impact us and our expansion efforts, our customers and suppliers in the future. We remain subject to strict quality requirements from our customers.
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

Customers in the EV manufacturing industry, while aggressively transitioning their businesses for continued expected growth in electrification, are experiencing uncertainties. In China, EV inventory started normalizing during the second quarter of 2023. In the U.S. there was strong growth in the sales of EVs during the first half of 2023. However, under new rules promulgated under the U.S. Inflation Reduction Act of 2022, several automakers’ EV models will not qualify for full or partial consumer tax credits for this year. Globally, price reductions, particularly those of a few leading EV manufacturers during the first half of 2023, will likely continue to put commercial and financial pressures on several other automakers in the world's major EV markets. To support rising battery demand for EV applications, cell manufacturers, cathode producers and lithium chemicals producers are adding capacity in different geographies. The customer qualification and ramp-up of these cell, cathode, and lithium chemicals lines will in turn determine lithium consumption. All of these variables may continue to add volatility and uncertainty to the overall EV supply chain, which may adversely impact our business. This could cause delays in our customers' demand for our high performance lithium compounds, further adversely impacting our business and growth plans.
The material matters that management is currently monitoring are: the health and safety of our employees; our global expansion efforts; the proposed Transaction with Allkem; the future development of the Nemaska Lithium Project; political and economic instability in Argentina; the supply and demand balance of battery-grade and total lithium in the global marketplace; changing lithium prices and the effect they may have on earnings; inflation, rising interest rates and fluctuating foreign currency exchange rates, and the negative impact they may have on our operations, customers and key end markets such as electric vehicles; the prospect of a recession in the U.S. and elsewhere, and its impact on EV sales; global supply chain and logistics issues, and our ability to deliver products and receive key inputs; the impact of the Inflation Reduction Act on the Company and customer demand; and, global energy supply concerns and prices.
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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in Millions)	(unaudited)
Revenue	$235.8	$218.7	$489.3	$362.2
Cost of sales	92.4	116.2	179.9	199.8
Gross margin	143.4	102.5	309.4	162.4
Selling, general and administrative expenses	17.6	13.8	33.9	25.6
Research and development expenses	1.0	0.8	2.0	1.7
Restructuring and other charges	24.2	2.9	26.1	3.9
Separation-related costs	—	0.3	—	0.4
Total costs and expenses	135.2	134.0	241.9	231.4
Income from operations before equity in net loss of unconsolidated affiliates and other gain	100.6	84.7	247.4	130.8
Equity in net loss of unconsolidated affiliates	7.2	2.7	15.3	4.9
Other gain	(11.4)	(8.2)	(11.4)	(22.2)
Income from operations before income taxes	104.8	90.2	243.5	148.1
Income tax expense	14.6	30.2	38.5	34.9
Net income	$90.2	$60.0	$205.0	$113.2

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2023	2022	2023	2022
Net income	$90.2	$60.0	$205.0	$113.2
Add back:
Income tax expense	14.6	30.2	38.5	34.9
Depreciation and amortization	7.0	6.4	13.8	12.8
EBITDA (Non-GAAP)	111.8	96.6	257.3	160.9
Add back:
Argentina remeasurement losses (a)	4.8	0.8	8.9	1.8
Restructuring and other charges (b)	24.2	2.9	26.1	3.9
Separation-related costs (c)	—	0.3	—	0.4
COVID-19 related costs (d)	—	0.7	—	1.5
Other loss (e)	5.1	1.9	11.0	3.5
Subtract:
Blue Chip Swap gain (f)	(11.4)	(8.2)	(11.4)	(22.2)
Argentina interest income (g)	—	—	—	(1.5)
Adjusted EBITDA (Non-GAAP)	$134.5	$95.0	$291.9	$148.3
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

b.We continually perform strategic reviews and assess the return on our business. This sometimes results in management changes or in a plan to restructure the operations of our business. As part of these restructuring plans, demolition costs and write-downs of long-lived assets may occur. The three and six months ended June 30, 2023 includes costs related to the Transaction of $18.8 million and the Bessemer City plant fire loss of $5.0 million. The three and six months ended June 30, 2022 includes costs related to the Transaction of $2.2 million (see Note 7 for more information).
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
Three Months Ended June 30, 2023 vs. 2022
Revenue
Revenue of $235.8 million for the three months ended June 30, 2023 (the "2023 Quarter") increased by approximately 8%, or $17.1 million, compared to $218.7 million for the three months ended June 30, 2022 (the "2022 Quarter") due to higher pricing and sales volumes for lithium hydroxide, partially offset by a decrease in butyllithium sales volumes and lower lithium carbonate and butyllithium pricing.
Gross margin
Gross margin of $143.4 million for the 2023 Quarter increased by $40.9 million, or approximately 40%, versus $102.5 million for the 2022 Quarter. The increase in gross margin was primarily due to higher pricing and sales volumes for lithium hydroxide and a favorable mix of raw materials costs, partially offset by a decrease in butyllithium sales volumes and lower lithium carbonate and butyllithium pricing.
Selling, general and administrative expenses
Selling, general and administrative expenses of $17.6 million for the 2023 Quarter increased by $3.8 million, or approximately 28% versus $13.8 million for the 2022 Quarter. The increase in selling, general and administrative expenses was primarily due to an increase in professional fees and employee compensation.
Restructuring and other charges
Restructuring and other charges of $24.2 million for the 2023 Quarter increased by $21.3 million versus $2.9 million for the 2022 Quarter. Restructuring and other charges for the 2023 Quarter primarily consisted of a $18.8 million of costs related to the Transaction, $5.0 million for the Bessemer City fire loss, and $0.7 million severance related charges. 2022 Quarter Restructuring and other charges consisted primarily of costs related to the Transaction (see Note 7 for details).
Equity in net loss of unconsolidated affiliate
Equity in net loss of unconsolidated affiliate of $7.2 million and $2.7 million for the 2023 Quarter and 2022 Quarter, respectively, arises out of our ownership interest in the Nemaska Lithium Project (which is 50% and was 25% prior to June 6, 2022). The increase of $2.7 million represents project-related costs incurred by our unconsolidated affiliate as the Nemaska Lithium Project begins detailed engineering work (see Note 6 for details).
Income tax expense
The decrease in income tax expense to $14.6 million for the 2023 Quarter compared to the income tax expense of $30.2 million for the 2022 Quarter, was primarily due to an increase in forecasted jurisdictional mix of earnings where the statutory rate is lower than the U.S. Federal statutory rate, and a decrease in the fluctuations in foreign currency impacts in

Argentina of ($3.0) million and $12.5 million for the 2023 Quarter and 2022 Quarter, respectively. This decrease in income tax expense was partially offset by an increase in income from operations.
Net income
Net income of $90.2 million for the 2023 Quarter increased $30.2 million, or approximately 50%, versus $60.0 million for the 2022 Quarter. The increase was primarily due to higher pricing and sales volumes for lithium hydroxide, a favorable mix of raw materials costs and a decrease of income tax expense, partially offset by a decrease in butyllithium sales volumes, lower lithium carbonate and butyllithium pricing and $4.5 million higher Equity in net loss of unconsolidated affiliates. The 2023 Quarter also includes a $11.4 million gain from our sale of Argentina Sovereign U.S. dollar-denominated bonds (see Note 2 for more information) versus $8.2 million for the 2022 Quarter.
Six Months Ended June 30, 2023 vs. 2022
Revenue
Revenue of $489.3 million for the six months ended June 30, 2023 (the "2023 YTD") increased by approximately 35%, or $127.1 million, compared to $362.2 million for the six months ended June 30, 2022 (the "2022 YTD") due to higher pricing across all products and higher sales volumes for lithium hydroxide, partially offset by a decrease in butyllithium and lithium carbonate sales volumes.
Gross margin
Gross margin of $309.4 million for the 2023 YTD increased by $147.0 million, or approximately 91%, versus $162.4 million for the 2022 YTD. The increase in gross margin was primarily due to higher pricing across all products, higher sales volumes for lithium hydroxide and a favorable mix of raw materials costs, partially offset by a decrease in butyllithium and lithium carbonate sales volumes.
Selling, general and administrative expenses
Selling, general and administrative expenses of $33.9 million for the 2023 YTD increased by $8.3 million, or approximately 32.4% versus $25.6 million for the 2022 YTD. The increase in selling, general and administrative expenses was primarily due to an increase in professional fees and employee compensation.
Restructuring and other charges
Restructuring and other charges of $26.1 million for the 2023 YTD increased by $22.2 million versus $3.9 million for the 2022 YTD. Restructuring and other charges for the 2023 YTD primarily consisted of $18.8 million of costs related to the Transaction, $5.0 million for the Bessemer City plant fire loss, and $2.4 million severance related charges. 2022 YTD Restructuring and other charges consisted primarily of costs related to the Transaction (see Note 7 for details).
Equity in net loss of unconsolidated affiliate
Equity in net loss of unconsolidated affiliate of $15.3 million and $4.9 million for the 2023 YTD and 2022 YTD, respectively, arises out of our ownership interest in the Nemaska Lithium Project (which is 50% and was 25% prior to June 6, 2022). The increase of $10.4 million represents project-related costs incurred by our unconsolidated affiliate as the Nemaska Lithium Project begins detailed engineering work (see Note 6 for details).
Income tax expense
The increase in income tax expense to $38.5 million for the 2023 YTD compared to the income tax expense of $34.9 million for the 2022 YTD, was primarily due to [an increase in income from operations, partially offset by the decrease in the fluctuations in foreign currency impacts in Argentina of ($0.5) million and $8.2 million for the 2023 YTD and 2022 YTD, respectively. Additionally, the increase in income tax expense was partially offset by an increase in forecasted jurisdictional mix of earnings where the statutory rate is lower than the U.S. Federal statutory rate.
Net income
Net income of $205.0 million for the 2023 YTD increased $91.8 million, or approximately 81.1%, versus $113.2 million for the 2022 YTD. The increase was primarily due to higher pricing across all products, higher sales volumes for lithium hydroxide and a favorable mix of raw materials costs, partially offset by a decrease in butyllithium and lithium carbonate sales volumes, $10.4 million higher Equity in net loss of unconsolidated affiliate, and an increase to income tax expense.

LIQUIDITY AND CAPITAL RESOURCES
Our prospective success in funding our cash needs will depend on the strength of the lithium market and our continued ability to generate cash from operations and raise capital from other sources. Our primary sources of cash are currently generated from operations and borrowings under our Revolving Credit Facility.
Cash and cash equivalents as of June 30, 2023 and December 31, 2022, were $167.8 million and $189.0 million, respectively. Of the cash and cash equivalents balance as of June 30, 2023, $44.2 million were held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal. See Note 11, Part II, Item 8 of our 2022 Annual Report on Form 10-K for more information.
Statement of Cash Flows
Cash provided by operating activities was $181.6 million and $61.2 million for the 2023 YTD and 2022 YTD, respectively.
The increase in cash provided by operating activities for the 2023 YTD as compared to the cash provided by operating activities for the 2022 YTD was primarily driven by an increase in net income and decrease in trade receivables, partially offset by an increase in inventories and decrease in accounts payable in the 2023 YTD compared to the 2022 YTD.
Cash used in investing activities was $180.2 million and $124.1 million for the 2023 YTD and 2022 YTD, respectively.
The increase in cash used in investing activities for the 2023 YTD compared to the 2022 YTD is primarily due to an increase in capital expenditures due to increased spend on expansion projects, a $29.5 million investment in our unconsolidated affiliate, Nemaska Lithium in the 2023 YTD compared to $8.0 million for 2022 YTD and $11.4 million and $22.2 million in proceeds from the sale in Argentina pesos of Argentina Sovereign U.S. dollar-denominated bonds in the 2023 YTD and 2022 YTD, respectively.
Cash (used in)/provided by financing activities was $(21.6) million and $0.2 million for the 2023 YTD and 2022 YTD, respectively.
Represents the net impact of a $21.7 million payment of deposit to Argentina Customs Authorities in 2023 YTD, financing fees paid for amendments to our Revolving Credit Facility and purchases of treasury stock under the Livent NQSP, partially offset by proceeds from the issuance of common stock under the Company's incentive plans.
Other potential liquidity needs
We plan to meet our liquidity needs through available cash, cash generated from operations, borrowings under the committed Revolving Credit Facility, and other potential working capital financing strategies that may be available to us. As of June 30, 2023, our remaining borrowing capacity under our Revolving Credit Facility, subject to meeting our debt covenants, is $478.8 million, including letters of credit utilization.
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
We will look to various sources of financing for development of the Nemaska Lithium Project, in which we have a 50% economic interest, including, but not limited to third-party debt financing, government funding, financing or prepayments from future customers and contribution from existing shareholders. In the third quarter of 2023, the Company invested cash of $18.9 million in Nemaska Lithium under a subscription agreement dated July 14, 2023. Investissement Québec, which owns the remaining 50% interest in Nemaska Lithium, contemporaneously made an equal contribution and Liven'ts ownership stake is not changed pursuant to the additional investment.
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
Contractual Obligations and Commercial Commitments
Information related to our contractual commitments as of December 31, 2022 can be found in a table included within Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations within our 2022 Annual Report on Form 10-K. There have been no significant changes to our contractual commitments during the period ended June 30, 2023.
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
As of June 30, 2023, our net derivative financial instrument position was a net asset of $0.8 million. In the second quarter of 2023, we placed foreign currency hedges for 2023 projected exposure.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10% change in the foreign currency exchange rates from their levels as of June 30, 2023 with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net asset position on condensed consolidated balance sheets	Net liability position with 10% strengthening	Net asset position with 10% weakening
Net asset/(liability) position as of June 30, 2023	$0.8	$(2.6)	$3.5
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of June 30, 2023, we had no interest rate swap agreements.

Our debt portfolio as of June 30, 2023 is composed of fixed-rate and variable-rate debt; consisting of borrowings under our 2025 Notes and Revolving Credit Facility. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways. As of June 30, 2023, we had no outstanding balances under the Revolving Credit Facility.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in "Derivative Financial Instruments and Market Risks," under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2023, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our 2022 Annual Report on Form 10-K, which is available at www.sec.gov and on our website at www.livent.com. Other than the risk factors set forth below, we do not believe that there have been material changes in the risk factors set forth in our 2022 Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or future results.
Risks Relating to the Proposed Transaction with Allkem Limited:
The completion of the Transaction contemplated by the Transaction Agreement is subject to a number of conditions and the Transaction Agreement may be terminated in accordance with its terms. As a result, the timing surrounding the closing of the Transaction is uncertain and there is a risk that the Transaction may not be completed.
The completion of the Transaction is subject to the satisfaction or waiver of a number of conditions as set forth in the Transaction Agreement, including, among others: Australian court approval of the scheme of arrangement (the “scheme”) pursuant to the Australian Corporations Act; the approval of the scheme by Allkem’s shareholders; the approval of the Transaction by our stockholders; the NYSE having approved the listing of the NewCo shares to be issued in the Transaction; the Australian Stock Exchange (“ASX”) having provided approval for the admission of NewCo as a foreign exempt listing to the official list of the ASX; all applicable governmental consents under specified antitrust and investment screening laws having been obtained and remaining in full force and effect and all applicable waiting periods having expired, lapsed or been terminated (as applicable); NewCo’s registration statement on Form S-4 in connection with the Transaction having become effective; no governmental entity of a competent jurisdiction having issued any order that is in effect and restrains, enjoins or otherwise prohibits the consummation of the Transaction and no governmental entity having jurisdiction over any party having adopted any law that is in effect and makes consummation of the Transaction illegal or otherwise prohibited; the representations and warranties of each of Livent and Allkem being true and correct to the extent required by, and subject to the applicable materiality standards set forth in, the Transaction Agreement; each of Livent, Allkem and the other parties to the Transaction Agreement having in all material respects performed the obligations and complied with the covenants required to be performed or complied with by it under the Transaction Agreement; there having been no material adverse effect (as defined in the Transaction Agreement) with respect to Livent or Allkem; the independent expert in connection with the scheme having issued (and not withdrawn, changed or qualified) its report, which concludes that the scheme is in the best interest of Allkem shareholders; Livent having received an opinion from tax counsel to the effect that the Transaction should be tax-free to certain Livent stockholders; and certain determinations by the Australian Tax Office regarding the availability of certain relief to qualifying Australian resident Allkem shareholders. The timing surrounding whether these conditions will be satisfied or waived, if at all, is uncertain. Additionally, other events could intervene to delay or result in the failure to close the Transaction.
If the scheme effectiveness has not occurred by February 10, 2024 (subject to extension by either party until May 10, 2024 in order to obtain antitrust or investment screening law or other regulatory approvals), either we or Allkem may choose to terminate the Transaction Agreement. However, this right to terminate the Transaction Agreement will not be available to us or Allkem if such party has materially breached the Transaction Agreement and the breach is the principal cause of the failure of the scheme effectiveness to have occurred prior to such date. We or Allkem may elect to terminate the Transaction Agreement in certain other circumstances, including if the Allkem shareholders or our stockholders fail to approve the Transaction at their respective shareholder meetings, and we and Allkem can mutually decide to terminate the Transaction Agreement at any time prior to the effective time, before or after the required approval by the Allkem shareholders or our stockholders.
The completion of the Transaction is subject to risks and uncertainties surrounding conditions that may be imposed by regulatory or governmental entities which may reduce the anticipated benefits of the Transaction or could prevent the closing of the Transaction entirely.

Regulatory and governmental entities may impose conditions on the granting of consents required in connection with the Transaction. The conditions imposed by regulatory and governmental entities on the granting of consents, orders and approvals may require divestitures of certain divisions, operations or assets of Livent or Allkem and may impose costs, limitations or other restrictions on the conduct of the business of NewCo, Livent or Allkem. Under the Transaction Agreement, each of Livent and Allkem has agreed to cooperate with each other and use their respective reasonable best efforts to take all actions and do all things necessary, proper or advisable to consummate the Transaction as promptly as reasonably practicable, including to obtain as promptly as reasonably practicable all consents, registrations, approvals, permits, expirations or terminations of waiting periods and authorizations necessary or advisable to be obtained from any governmental entity and any third party in order to consummate the Transaction. However, neither we nor Allkem will be required to take actions that would reasonably be expected to have a material and adverse impact on such party and its subsidiaries, taken as a whole, or the benefits or synergies such party expects to realize from the Transaction. We and Allkem will not be required to propose, commit to or effect any divestitures or other restrictions or actions with respect to our respective business or operations unless the effectiveness of such agreement or action is conditioned upon the closing of the Transaction, and neither we nor Allkem may propose, commit to or effect any such divestitures or other restrictions or actions without the prior written consent of Livent or Allkem (as applicable) in such party’s sole discretion.
Compliance with any conditions imposed by regulatory and governmental entities may reduce the anticipated benefits of the Transaction, which could also have an adverse effect on NewCo’s business, cash flows and results of operations, and neither we nor Allkem can predict what, if any, changes may be required by regulatory or governmental authorities whose consents, orders or approvals are required.
The termination of the Transaction Agreement could negatively impact us and, in certain circumstances, could require us to pay a termination fee to Allkem.
If the Transaction Agreement is terminated in accordance with its terms and the Transaction is not completed, our ongoing business may be adversely affected by a variety of factors, including the failure to pursue other beneficial opportunities during the pendency of the Transaction, the failure to obtain the anticipated benefits of completing the Transaction, the payment of certain costs relating to the Transaction and the focus of our management on the Transaction for an extended period of time rather than on ongoing business matters or other opportunities or issues. Our stock price may fall as a result of any such termination, to the extent that the current price of our shares reflects a market assumption that the Transaction will be completed (although this is difficult to predict with any certainty). In addition, the failure to complete the Transaction may result in negative publicity or a negative impression of Livent in the investment community and may affect our relationship with employees, customers, suppliers, vendors and other partners.
We may be required to pay Allkem a termination fee equal to $64.6 million if the Transaction Agreement is terminated under certain circumstances specified in the Transaction Agreement relating to, among other things, if our Board of Directors changes its recommendation that Livent stockholders vote in favor of the Transaction or if there is an intentional and material breach of certain provisions of the Transaction Agreement by us. Further, we will also be required to pay Allkem the $64.6 million termination fee if the Transaction Agreement is terminated under certain circumstances specified in the Transaction Agreement after we receive a competing transaction proposal, and, within 12 months after the date of termination, we enter into a definitive agreement with respect to, or consummate, a change of control transaction with any party. If the Transaction Agreement is terminated and we determine to seek another business combination or strategic opportunity, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Transaction.
The pendency of the Transaction could adversely affect our and Allkem’s respective businesses, results of operations, and financial condition.
The pendency of the Transaction could cause disruptions in and create uncertainty surrounding our and Allkem’s respective businesses, including by affecting our and Allkem’s relationships with our and their respective existing and future customers, suppliers, vendors, partners, and employees, and our and Allkem’s respective standing with local communities, regulators, and other government officials. This could have an adverse effect on our and Allkem’s respective businesses, results of operations and financial condition, as well as the market prices of our shares and Allkem’s shares, regardless of whether the Transaction is completed. In particular, we and Allkem could potentially lose important personnel who decide to pursue other opportunities as a result of the Transaction. Any adverse effect could be exacerbated by a prolonged delay in completing the Transaction. We and Allkem could also potentially lose customers, suppliers or vendors, existing customers, suppliers or vendors may seek to change their existing business relationships or renegotiate their contracts with us or Allkem or defer decisions concerning us or Allkem and potential customers, suppliers, or vendors could defer entering into contracts with us or Allkem, each as a result of uncertainty relating to the Transaction. In addition, in an effort to complete the Transaction, we and Allkem have expended, and will continue to expend, significant management resources on matters relating to the Transaction, which are being diverted from our and Allkem’s day-to-day operations, and significant demands are being, and will continue to be, placed on the managerial, operational and financial personnel and systems of Livent and Allkem in connection with efforts to complete the Transaction.

While the Transaction Agreement is in effect, Livent and Allkem are subject to restrictions on their conduct and business activities, which could adversely affect both companies’ businesses, financial results, financial condition or share prices.
Under the Transaction Agreement, each of Livent and Allkem is subject to a range of restrictions on the conduct of its respective business and generally must operate its business in the ordinary course of business consistent with past practice prior to completing the Transaction. These restrictions may constrain our and Allkem’s ability to pursue certain business strategies. The restrictions may also prevent us and Allkem from pursuing otherwise attractive business opportunities, making acquisitions and investments or making other changes to our and its respective businesses prior to the completion of the Transaction or the termination of the Transaction Agreement. Any such lost opportunities may reduce either or both companies’ competitiveness or efficiency and could lead to an adverse effect on their respective business, financial results, financial condition or share prices.
The Transaction Agreement contains restrictions on our ability to pursue alternatives to the Transaction, which may limit the value that our stockholders could receive from a transaction.
The Transaction Agreement generally prohibits us, subject to certain exceptions, from initiating, soliciting, knowingly encouraging or otherwise knowingly facilitating any inquiries or the making of any proposal or offer that constitute or would reasonably be expected to lead to any competing transaction proposal. Further, subject to limited exceptions and consistent with applicable law, the Transaction Agreement prohibits our Board of Directors from changing, withholding, withdrawing, qualifying or modifying, in a manner adverse to Allkem, its recommendation that our stockholders approve the Transaction and, in specified circumstances, Allkem has a right to negotiate with us in order to match any competing transaction proposal that may be made. Although our Board of Directors is permitted to take certain actions in response to a superior transaction proposal or a competing transaction proposal that would reasonably be expected to result in a superior transaction proposal if it determines that the failure to do so would likely breach its statutory or fiduciary duties under applicable law, in specified situations, we may still be required to pay to Allkem a termination fee of $64.6 million. These provisions may limit our ability to pursue offers from third parties that could result in greater value to our stockholders than they would receive in the Transaction. The $64.6 million termination fee may also discourage third parties from pursuing an acquisition proposal with respect to Livent.
NewCo, Livent and Allkem may be targets of shareholder class actions or derivative actions, which could result in substantial costs and may delay or prevent the Transaction from being completed.
Shareholder class action lawsuits or derivative lawsuits are often brought against companies that have entered into transaction agreements. Such litigation can be costly and time consuming and can create uncertainty. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Transaction, then that injunction may delay or prevent the Transaction from being completed.
One of the conditions to consummating the Transaction is that no governmental entity has enacted any law or issued any order restraining, enjoining or otherwise prohibiting the consummation of the Transaction. Consequently, if a party secures injunctive or other relief prohibiting, delaying or otherwise adversely affecting Livent’s, Allkem’s or NewCo’s ability to complete the Transaction on the terms contemplated by the Transaction Agreement, then such law or injunctive or other relief may prevent consummation of the Transaction in a timely manner or at all. These lawsuits also have the potential to negatively impact NewCo, Livent or Allkem’s reputation.
Operational Risks:
Our business and operations could suffer in the event of cybersecurity breaches or disruptions to our information technology systems, as well as those of third parties throughout our global supply chain.
As with all enterprise information systems, our information technology systems, as well as those of various third parties on which we rely now or in the future, including our vendors, contractors, consultants and other partners (collectively, "Business Partners"), could be penetrated by outside parties intent on extracting information, corrupting information, or disrupting business processes, and may sustain damage from or otherwise be subject to computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. Such information technology systems are additionally vulnerable to security breaches from inadvertent or intentional actions by our employees, Business Partners, and/or other third parties. Any of the foregoing may compromise our system infrastructure, or that of our Business Partners, or lead to data leakage. Such systems, which contain critical information about our business (including trade secrets, digital supply chain information and confidential information of our customers, Business Partners and employees), have in the past been, and likely will in the future be, subject to unauthorized access attempts. Unauthorized access could disrupt our business operations and could result in failures or interruptions in such computer systems and in the loss of assets (including our trade secrets and confidential business information), which could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise have a material adverse effect on our business, financial condition or results of operations. In addition, breaches of our security measures or the security measures of our Business Partners or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential information about the Company, our employees, Business Partners or customers, could result in litigation, violations of various data privacy regulations in some jurisdictions, and also potentially result in liability to us. This could damage our reputation, or otherwise harm our business, financial condition, or results of operations, and the devotion of additional resources to the security of such information technology systems in the future could significantly increase the cost of doing business.
We rely on our Business Partners to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If the information technology systems of our Business Partners become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such incidents and to develop and implement protections to prevent future events of this nature from occurring. Additionally, if our Business Partners fail to maintain or protect their information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to their information technology systems, we or our Business Partners could have difficulty preventing, detecting and controlling such cyber breaches, and any such breaches could result in losses described above as well as disputes with our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, financial condition, or results of operations.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Shares
A summary of our repurchases of Livent's common stock for the three months ended June 30, 2023 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2023	424.3	$20.66	$—	$—
May 1 through May 31, 2023	260.3	$24.27	—	—
June 1 through June 30, 2023	250.2	$25.86	—	—
Total Q2 2023	934.8	$23.06	$—	$—

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

ITEM 5.    OTHER INFORMATION
During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6.    EXHIBITS

2.1*^	Transaction Agreement, dated as of May 10, 2023, by and among the Company, Allkem and New Topco (Exhibit 2.1 to Current Report on Form 8-K filed on May 10, 2023)
2.2*^	Amendment to the Transaction Agreement, dated as of August 2, 2023, by and between the Company and Allkem (Exhibit 2.1 to Current Report on Form 8-K filed on August 2, 2023)
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code
101	Interactive Data File
104	The cover page from Livent Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL.

*    Incorporated by reference.
^    Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K but will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVENT CORPORATION (Registrant)

By:	/s/ GILBERTO ANTONIAZZI
Gilberto Antoniazzi, Vice President and Chief Financial Officer
(Principal Financial Officer)
(signing on behalf of the registrant and as principal financial officer)
Date: August 3, 2023