Form 10-Q
period 2023-09-30
Livent Corp.
filed 2023-11-09
CIK 1742924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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

☐
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2023, there were 179,729,437 shares of Common Stock, $0.001 par value per share, outstanding.

LIVENT CORPORATION

Glossary of Terms
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2025 Notes	$245.75 million principal amount 4.125% Convertible Senior Notes due 2025
Allkem	Allkem Limited, an Australian public company limited by shares
AOCL	Accumulated other comprehensive loss
ASC 842	Accounting Standards Codification Topic 842 - Leases
Credit Agreement	As amended, provides for a $500 million senior secured revolving credit facility
EAETR	Estimated annual effective tax rate
EV	Electric vehicle
Exchange Act	Securities and Exchange Act of 1934
FMC	FMC Corporation
IRA	Inflation Reduction Act
Livent NQSP	Livent Non-Qualified Savings Plan
MdA	Minera del Altiplano SA, our local operating subsidiary in Argentina
Merger Sub	Lightning-A Merger Sub, Inc., a Delaware corporation
Nemaska Lithium or NLI	Nemaska Lithium Inc., a non-public lithium company not yet in the production stage domiciled in Québec, Canada
Nemaska Lithium Project
Through our subsidiary, Québec Lithium Partners (UK) Limited, we own a 50% equity interest in NLI, which in turn is developing the Nemaska Lithium Project, which will consist of the Whabouchi Mine and concentrator in the James Bay region of Québec and a lithium hydroxide conversion plant in Bécancour, Québec

NewCo	Arcadium Lithium plc, a public limited company incorporated under the laws of the Bailiwick of Jersey (originally incorporated as Lightning-A Limited, a private limited company incorporated under the laws of the Bailiwick of Jersey)
QLP	Québec Lithium Partners (UK) Limited, a wholly owned subsidiary of Livent, which owns a 50% equity interest in the Nemaska Lithium Project
QLP Merger	On June 6, 2022, Livent closed on the Transaction Agreement and Plan of Merger with The Pallinghurst Group to provide Livent with a direct 50% ownership interest in the Nemaska Lithium Project. Livent issued 17,500,000 shares of its common stock to acquire the remaining 50% share of Québec Lithium Partners (UK) Limited, previously owned by The Pallinghurst Group and certain of its investors
Revolving Credit Facility	Livent's $500 million senior secured revolving credit facility, as provided by the Credit Agreement
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
Separation	On October 15, 2018, Livent completed its initial public offering and sold 20 million shares of Livent common stock to the public at a price of $17.00 per share
SOFR	Secured Overnight Financing Rate
Transaction	Proposed transaction to consummate the combination of Livent and Allkem in a merger of equals, stock-for-stock transaction. The transaction, which is expected to close by around the end of calendar year 2023, is subject to customary closing conditions, including, among others, approval by Allkem’s shareholders and our stockholders and receipt of required regulatory approvals
Transaction Agreement	Transaction Agreement entered into on May 10, 2023, by and among Livent, Allkem and NewCo, and subsequently joined by Merger Sub, providing for the Transaction (as amended on August 2, 2023)
U.S. GAAP	United States Generally Accepted Accounting Principles
VAT	Value-added tax

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in Millions, Except Per Share Data)	(unaudited)
Revenue	$211.4	$231.6	$700.7	$593.8
Cost of sales	94.9	112.2	274.8	312.0
Gross margin	116.5	119.4	425.9	281.8
Selling, general and administrative expenses	13.2	15.0	47.1	40.6
Research and development expenses	1.3	0.9	3.3	2.6
Restructuring and other charges	8.6	0.7	34.7	4.6
Separation-related costs	—	0.1	—	0.5
Total costs and expenses	118.0	128.9	359.9	360.3
Income from operations before equity in net loss of unconsolidated affiliate, loss on debt extinguishment and other gain	93.4	102.7	340.8	233.5
Equity in net loss of unconsolidated affiliate	6.7	3.5	22.0	8.4
Loss on debt extinguishment	—	0.1	—	0.1
Other gain	(10.0)	—	(21.4)	(22.2)
Income from operations before income taxes	96.7	99.1	340.2	247.2
Income tax expense	9.3	21.5	47.8	56.4
Net income	$87.4	$77.6	$292.4	$190.8
Net income per weighted average share - basic	$0.49	$0.43	$1.63	$1.13
Net income per weighted average share - diluted	$0.42	$0.37	$1.40	$0.96
Weighted average common shares outstanding - basic	179.7	179.3	179.7	169.3
Weighted average common shares outstanding - diluted	209.3	209.4	209.3	199.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in Millions)	(unaudited)
Net income	$87.4	$77.6	$292.4	$190.8
Other comprehensive income, net of tax:
Foreign currency adjustments:
Foreign currency translation loss arising during the period	(1.8)	(6.1)	(1.3)	(11.5)
Total foreign currency translation adjustments	(1.8)	(6.1)	(1.3)	(11.5)
Derivative instruments:
Unrealized hedging losses, net of tax of $0.2, less than $0.1, zero and zero	(0.6)	(0.1)	—	—
Reclassification of deferred losses included in net income, net of tax of $(0.1), $(0.1), $(0.1) and $(0.1)	0.2	0.3	0.2	0.2
Total derivative instruments	(0.4)	0.2	0.2	0.2
Other comprehensive loss, net of tax	(2.2)	(5.9)	(1.1)	(11.3)
Comprehensive income	$85.2	$71.7	$291.3	$179.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	September 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$112.6	$189.0
Trade receivables, net of allowance of approximately $0.3 in 2023 and 2022	110.1	141.6
Inventories, net	202.7	152.3
Prepaid and other current assets	52.8	61.1
Total current assets	478.2	544.0
Investments	504.8	440.3
Property, plant and equipment, net of accumulated depreciation of $260.8 in 2023 and $253.1 in 2022	1,215.4	968.3
Deferred income taxes	0.4	0.4
Right of use assets - operating leases, net	6.4	4.8
Other assets	155.9	116.4
Total assets	$2,361.1	$2,074.2
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, trade and other	$71.1	$81.7
Accrued and other current liabilities	55.0	37.4
Contract liability - short-term	9.7	15.5
Operating lease liabilities - current	1.1	0.9
Income taxes	1.4	13.2
Total current liabilities	138.3	148.7
Long-term debt	243.1	241.9
Operating lease liabilities - long-term	5.5	4.2
Environmental liabilities	6.5	6.4
Deferred income taxes	11.7	16.1
Contract liability - long-term	198.0	198.0
Other long-term liabilities	17.4	15.9
Commitments and contingent liabilities (Note 13)	—	—
Total current and long-term liabilities	620.5	631.2
Equity
Common stock; $0.001 par value; 2 billion shares authorized; 179,837,555 and 179,652,125 shares issued; 179,729,437 and 179,548,550 outstanding as of September 30, 2023 and December 31, 2022, respectively	0.1	0.1
Capital in excess of par value of common stock	1,166.7	1,160.4
Retained earnings	626.8	334.4
Accumulated other comprehensive loss	(52.1)	(51.0)
Treasury stock, at cost; 108,118 and 103,575 shares as of September 30, 2023 and December 31, 2022, respectively	(0.9)	(0.9)
Total equity	1,740.6	1,443.0
Total liabilities and equity	$2,361.1	$2,074.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
(in Millions)	(unaudited)
Cash provided by operating activities:
Net income	$292.4	$190.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21.5	19.4
Restructuring and other charges	22.5	4.4
Deferred income taxes	(4.8)	11.3
Share-based compensation	6.2	5.2
Change in investments in trust fund securities	(0.2)	0.6
Equity in net loss of unconsolidated affiliate	22.0	8.4
Other gain, Blue Chip Swap	(21.4)	(22.2)
Other non-cash adjustments	(0.3)	(0.2)
Changes in operating assets and liabilities:
Trade receivables, net	29.9	(76.7)
Inventories	(56.2)	(14.4)
Accounts payable, trade and other	(33.6)	11.1
Changes in deferred compensation	1.2	(0.6)
Contract liability - short-term	(5.8)	—
Contract liability - long-term	—	198.0
Income taxes	(11.6)	4.8
Change in prepaid and other current assets and other assets	4.9	(25.2)
Change in accrued and other current liabilities and other long-term liabilities	(4.9)	13.5
Cash provided by operating activities	261.8	328.2
Cash used in investing activities:
Capital expenditures(1)	(239.4)	(228.3)
Investments in Livent NQSP securities	(0.9)	(0.1)
Proceeds from Blue Chip Swap, net of purchases	21.4	22.2
Investment in unconsolidated affiliate	(85.4)	(17.7)
Other investing activities	(11.2)	(1.8)
Cash used in investing activities	(315.5)	(225.7)
Cash used in financing activities:
Proceeds from Revolving Credit Facility	—	13.0
Repayments of Revolving Credit Facility	—	(13.0)
Payments of financing fees - Revolving Credit Facility	—	(2.2)
Proceeds from issuance of common stock - incentive plans	0.5	1.2
Payment of deposit to customs authorities	(21.7)	—
Other financing activities	(0.3)	—
Cash used in financing activities	(21.5)	(1.0)
Effect of exchange rate changes on cash and cash equivalents	(1.2)	(2.9)
(Decrease)/increase in cash and cash equivalents	(76.4)	98.6
Cash and cash equivalents, beginning of period	189.0	113.0
Cash and cash equivalents, end of period	$112.6	$211.6

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended September 30,
	2023	2022
Supplemental Disclosure for Cash Flow:	(unaudited)
Cash payments for income taxes, net of refunds	$55.3	$35.8
Cash payments for interest (1)	11.3	12.1
Cash payments/(receipts) for Restructuring and other charges	12.2	(0.1)
Cash payments for Separation-related charges	—	0.9
Accrued capital expenditures	39.5	30.7
Accrued investment in unconsolidated affiliate	—	16.6
Non-cash investment in unconsolidated affiliate	—	387.1
Operating lease right-of-use assets and lease liabilities recorded for ASC 842	0.9	—
____________________
1.For the nine months ended September 30, 2023 and 2022, $12.6 million and $12.0 million of interest expense was capitalized, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(in Millions Except Per Share Data)	Common Stock, $0.001 Per Share Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance as of December 31, 2021	$0.1	$778.1	$60.9	$(42.9)	$(0.8)	$795.4
Net income	—	—	53.2	—	—	53.2
Stock compensation plans	—	1.7	—	—	—	1.7
Exercise of stock options	—	0.1	—	—	—	0.1
Shares withheld for taxes - common stock issuances	—	(0.5)	—	—	—	(0.5)
Net hedging gains, net of income tax	—	—	—	0.1	—	0.1
Foreign currency translation adjustments	—	—	—	(1.0)	—	(1.0)
Balance as of March 31, 2022	$0.1	$779.4	$114.1	$(43.8)	$(0.8)	$849.0
Net income	—	—	60.0	—	—	60.0
Stock compensation plans	—	1.8	—	—	—	1.8
Issuance of common stock - QLP Merger	—	373.9	—	—	—	373.9
Exercise of stock options	—	0.2	—	—	—	0.2
Shares withheld for taxes - common stock issuances	—	(0.2)	—	—	—	(0.2)
Reclassification of deferred hedging gains, net of tax	—	—	—	(0.1)	—	(0.1)
Net purchases of treasury stock - Livent NQSP	—	—	—	—	(0.1)	(0.1)
Foreign currency translation adjustments	—	—	—	(4.4)	—	(4.4)
Balance as of June 30, 2022	$0.1	$1,155.1	$174.1	$(48.3)	$(0.9)	$1,280.1
Net income	—	—	77.6	—	—	77.6
Stock compensation plans	—	1.8	—	—	—	1.8
Exercise of stock options	—	0.9	—	—	—	0.9
Net sales of treasury stock - Livent NQSP	—	—	—	—	0.1	0.1
Net hedging losses, net of income tax	—	—	—	(0.1)	—	(0.1)
Reclassification of deferred hedging losses, net of tax		—	—	0.3	—	0.3
Foreign currency translation adjustments	—	—	—	(6.1)	—	(6.1)
Balance as of September 30, 2022	$0.1	$1,157.8	$251.7	$(54.2)	$(0.8)	$1,354.6
Balance as of December 31, 2022	$0.1	$1,160.4	$334.4	$(51.0)	$(0.9)	$1,443.0
Net income	—	—	114.8	—	—	114.8
Stock compensation plans	—	1.9	—	—	—	1.9
Exercise of stock options	—	0.1	—	—	—	0.1
Shares withheld for taxes - common stock issuances	—	(0.5)	—	—	—	(0.5)
Net hedging gains, net of income tax	—	—	—	0.2	—	0.2
Foreign currency translation adjustments	—	—	—	1.5	—	1.5
Balance as of March 31, 2023	$0.1	$1,161.9	$449.2	$(49.3)	$(0.9)	$1,561.0
Net income	—	—	90.2	—	—	90.2
Stock compensation plans	—	2.1	—	—	—	2.1
Exercise of stock options	—	0.3	—	—	—	0.3
Net hedging gain, net of income tax	—	—	—	0.4	—	0.4
Foreign currency translation adjustments	—	—	—	(1.0)	—	(1.0)
Balance as of June 30, 2023	$0.1	$1,164.3	$539.4	$(49.9)	$(0.9)	$1,653.0
Net income	—	—	87.4	—	—	87.4
Stock compensation plans	—	2.2	—	—	—	2.2
Exercise of stock options	—	0.2	—	—	—	0.2
Net hedging losses, net of income tax	—	—	—	(0.6)	—	(0.6)
Reclassification of deferred hedging losses, net of tax	—	—	—	0.2	—	0.2
Foreign currency translation adjustments	—	—	—	(1.8)	—	(1.8)
Balance as of September 30, 2023	$0.1	$1,166.7	$626.8	$(52.1)	$(0.9)	$1,740.6

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
Note 2: Principal Accounting Policies and Related Financial Information
The accompanying condensed consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted from these interim financial statements. The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our condensed consolidated financial position as of September 30, 2023 and December 31, 2022, the condensed consolidated results of operations, the condensed consolidated statement of comprehensive income and the condensed consolidated statement of changes in equity for the three and nine months ended September 30, 2023 and 2022, and the condensed consolidated cash flows for the nine months ended September 30, 2023 and 2022. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These statements, therefore, should be read in conjunction with the annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Annual Report on Form 10-K").
Proposed Transaction with Allkem Limited
On May 10, 2023, we entered into a Transaction Agreement (as subsequently amended on August 2, 2023, the “Transaction Agreement”) with Allkem Limited, an Australian public company limited by shares (“Allkem”), and Arcadium Lithium plc, a public limited company incorporated under the laws of the Bailiwick of Jersey (originally incorporated as Lightning-A Limited, a private limited company incorporated under the laws of the Bailiwick of Jersey) (“NewCo”), which was subsequently joined by Lightning-A Merger Sub, Inc., a Delaware corporation (“Merger Sub”), providing for a combination of Livent and Allkem in a merger of equals, stock-for-stock transaction (the “Transaction”). According to the Transaction Agreement, each of Livent's stockholders will receive 2.406 shares of NewCo in exchange for each Livent share that they own. Upon completion of the Transaction, Allkem shareholders and Livent stockholders will hold approximately 56% and 44%, respectively, of NewCo’s shares, and both Livent and Allkem will be subsidiaries of NewCo. The Transaction is subject to customary closing conditions, including, among others, approval by Allkem’s shareholders and our stockholders and receipt of required regulatory approvals. The Transaction Agreement contains certain termination rights for both Livent and Allkem, including if the Transaction is not completed on or before February 10, 2024, subject in certain circumstances to extension to May 10, 2024 upon notice by either party if necessary to secure certain regulatory approvals. The Transaction Agreement provides that, if the Transaction Agreement is terminated, a party will pay a $64.6 million termination fee to the other party in the case of certain events described in the Transaction Agreement, including if such party terminates the Transaction Agreement in connection with such party’s board of directors changing its recommendation that such party's shareholders vote in favor of the Transaction and if the other party terminates the Transaction Agreement due to such party’s board of directors changing such recommendation. The termination fee may also become payable by Livent or Allkem if the Transaction Agreement is terminated in certain circumstances and such party enters into an agreement for an alternative transaction within twelve months of such termination. We currently expect the Transaction to close by around the end of calendar year 2023. A registration statement on Form S-4 was filed with the SEC on July 21, 2023, as amended on September 27, 2023, and contains a preliminary proxy statement and prospectus in connection with the previously announced Transaction Agreement.
The foregoing summary of the Transaction Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the terms and conditions of the Transaction Agreement, a copy of which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 10, 2023, and the Amendment to the Transaction Agreement, a copy of which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 2, 2023.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional information about the Transaction.
Blue Chip Swap
Our wholly owned subsidiary in Argentina uses the U.S. dollar as its functional currency. Argentina peso-denominated monetary assets and liabilities are remeasured at each balance sheet date to the official currency exchange rate then in effect which represents the exchange rate available for external commerce (import payments and export collections) and financial payments, with currency remeasurement and other transaction gains and losses recognized in earnings. In September 2019, the President of Argentina reinstituted exchange controls restricting foreign currency purchases in an attempt to stabilize Argentina’s financial markets. As a result, a legal trading mechanism known as the Blue Chip Swap emerged in Argentina for all individuals or entities to transfer U.S. dollars out of and into Argentina. The Blue Chip Swap rate is the implicit exchange rate resulting from the Blue Chip Swap transaction. Recently, the Blue Chip Swap rate has diverged significantly from Argentina’s official rate due to the economic environment. In the second and third quarters of 2023, we transferred U.S. dollars into Argentina through the Blue Chip Swap method whereby we realized a gain from the purchase in U.S. dollars and sale in Argentina pesos of Argentina Sovereign U.S. dollar-denominated bonds. The gain of U.S. $10.0 million and $21.4 million for the three and nine months ended September 30, 2023, respectively, was recorded to Other gain in our condensed consolidated statements of operations.

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

Note 4: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas (based on product destination) and by product categories. The following table provides information about disaggregated revenue by major geographical region:

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
North America (1)	$31.9	$46.8	$124.5	$109.3
Latin America	0.1	0.7	1.8	1.8
Europe, Middle East & Africa	15.6	30.1	72.0	76.8
Asia Pacific (1)	163.8	154.0	502.4	405.9
Consolidated Revenue	$211.4	$231.6	$700.7	$593.8
1.During the three months ended September 30, 2023, countries with sales in excess of 10% of consolidated revenue consisted of China, Japan, the U.S., and South Korea. Sales for the three months ended September 30, 2023 for China, Japan, the U.S., and South Korea totaled $95.6 million, $42.1 million, $30.0 million, and $20.6 million, respectively. During the nine months ended September 30, 2023, countries with sales in excess of 10% of consolidated revenue consisted of China, the U.S., Japan, and South Korea. Sales for the nine months ended September 30, 2023 for China, the U.S., Japan, and South Korea, totaled $274.9 million, $120.0 million, $118.2 million, and $86.9 million, respectively. During the three months ended September 30, 2022, countries with sales in excess of 10% of consolidated revenue consisted of China, the U.S., and Japan. Sales for the three months ended September 30, 2022 for China, the U.S., and Japan totaled $85.0 million, $45.1 million, and $39.2 million, respectively. During the nine months ended September 30, 2022, countries with sales in excess of 10% of consolidated revenue consisted of China, Japan, and the U.S. Sales for the nine months ended September 30, 2022 for China, Japan, and the U.S. totaled $208.8 million, $124.1 million, and $105.6 million, respectively.

For the three months ended September 30, 2023, two customers accounted for approximately 28% and 25%, respectively, of consolidated revenue and our 10 largest customers accounted in aggregate for approximately 78% of consolidated revenue. For the three months ended September 30, 2022, one customer accounted for approximately 22% of consolidated revenue and our 10 largest customers accounted in aggregate for approximately 62% of consolidated revenue. For the nine months ended September 30, 2023, two customers accounted for approximately 25% and 22%, respectively, of consolidated revenue and our 10 largest customers accounted in aggregate for approximately 70% of consolidated revenue. For the nine months ended September 30, 2022, one customer accounted for approximately 23% of consolidated revenue and our 10 largest customers

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
accounted in aggregate for approximately 61% of consolidated revenue. A loss of any material customer could have a material adverse effect on our business, financial condition and results of operations.
The following table provides information about disaggregated revenue by major product category:

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lithium Hydroxide	$142.8	$118.4	$449.2	$299.5
Butyllithium	49.6	88.2	188.3	203.1
High Purity Lithium Metal and Other Specialty Compounds	10.0	11.9	39.6	42.0
Lithium Carbonate and Lithium Chloride	9.0	13.1	23.6	49.2
Consolidated Revenue	$211.4	$231.6	$700.7	$593.8

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

(in Millions)	Balance as of September 30, 2023	Balance as of December 31, 2022	Decrease
Receivables from contracts with customers, net of allowances	$110.1	$141.6	$(31.5)
Contract liability - short-term	9.7	15.5	(5.8)
Contract liability - long-term	198.0	198.0	—

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

Note 5: Inventories, Net

Inventories consisted of the following:

(in Millions)	September 30, 2023	December 31, 2022
Finished goods	$70.1	$44.6
Semi-finished goods	88.6	57.1
Raw materials, supplies, and other	44.0	50.6
Inventories, net	$202.7	$152.3

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 6: Investments
Nemaska Lithium Inc. ("Nemaska Lithium" or "NLI"), domiciled in Canada and headquartered in Montreal, Québec, is a non-public mining company not yet in the production stage. It is a development company aiming to vertically integrate, from extracting, processing and concentrating spodumene to conversion of spodumene into battery-grade lithium hydroxide, primarily intended for EV and other energy storage applications. Its primary assets are construction in progress and intangibles principally related to intellectual property. Nemaska Lithium intends to develop the Whabouchi spodumene mine and concentrator in the James Bay region of Québec and a lithium hydroxide conversion plant in Bécancour, Québec (collectively, the "Nemaska Lithium Project"). As a developing company and to fund the Nemaska Lithium Project, Nemaska Lithium is reliant on securing financing from its shareholders through share subscriptions.
The Company accounts for the investment in Nemaska Lithium as an equity method investment on a one-quarter lag basis and it is included in Investments in our condensed consolidated balance sheets. For the three and nine months ended September 30, 2023, we recorded a $6.7 million and $22.0 million loss, respectively, related to our equity interest in Nemaska Lithium to Equity in net loss of unconsolidated affiliate in our condensed consolidated statements of operations. The carrying amount of our equity interest in Nemaska Lithium was $500.7 million and $437.1 million as of September 30, 2023 and December 31, 2022, respectively, representing our 50% economic interest.
In October 2023, we entered into an amendment to our shareholders agreement with Nemaska Lithium, and also amendments to certain related service agreements. The Company is evaluating the accounting implications of these amendments.

Note 7: Restructuring and Other Charges
The following table shows other charges included in "Restructuring and other charges" in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2023	2022	2023	2022
Restructuring charges:
Severance-related and exit costs	$—	$0.4	$2.4	$0.9
Other charges:
Costs related to the Transaction	13.6	0.1	32.3	2.3
Bessemer City plant fire - gain, net of insurance recoveries	(5.0)	—	—	—
Environmental remediation	0.1	0.1	0.4	0.3
Other	(0.1)	0.1	(0.4)	1.1
Total Restructuring and other charges	$8.6	$0.7	$34.7	$4.6

Bessemer City Plant Fire
On June 26, 2023, a fire broke out at Livent's 800-acre manufacturing facility in Bessemer City, North Carolina. The fire was principally contained to a steel and concrete warehouse which was used primarily to store lithium metal ingots, as well as some ancillary maintenance and production supplies. The warehouse and its contents were destroyed by the fire. There were no injuries and to our knowledge no toxic chemicals or compounds were on fire or released into the environment. All lithium hydroxide, butyllithium and catalyst grade lithium metal production lines were back in operation by June 29, 2023. The production unit for pharmaceutical grade lithium carbonate was able to resume operation in October 2023, and the production unit for high purity lithium metal is expected to be back online by the end of 2023. Construction to rebuild the warehouse is anticipated to begin in the first quarter of 2024.
The Company recorded a gain, net of insurance recoveries, of $5.0 million and zero million for the three and nine months ended September 30, 2023, respectively, for clean-up and disposal costs and the carrying value of fixed assets and inventory destroyed by the fire. The Company continues to work with its insurance providers to assess the damage and applicable insurance coverage amounts recoverable under its enforceable insurance policies.

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
Provision for income taxes for the three and nine months ended September 30, 2023 was an expense of $9.3 million and $47.8 million resulting in an effective tax rate of 9.6% and 14.1%, respectively. Provision for income taxes for the three and nine months ended September 30, 2022 was an expense of $21.5 million and $56.4 million resulting in an effective tax rate of 21.7% and 22.8%, respectively.

Note 9: Debt
Long-term debt
Long-term debt consists of the following:

	Interest Rate Percentage			Maturity Date	September 30, 2023	December 31, 2022
(in Millions)	SOFR borrowings	Base rate borrowings
Revolving Credit Facility (1)	7.17%	9.25%		2027	$—	$—
4.125% Convertible Senior Notes due 2025			4.125%	2025	245.8	245.8
Transaction costs - 2025 Notes					(2.7)	(3.9)
Total long-term debt (2)					$243.1	$241.9
______________________________
1.As of September 30, 2023 and December 31, 2022, there were $20.8 million and $14.9 million, respectively, in letters of credit outstanding under our Revolving Credit Facility and $479.2 million and $485.1 million available funds as of September 30, 2023 and December 31, 2022, respectively. Fund availability is subject to the Company meeting its debt covenants.
2.As of September 30, 2023 and December 31, 2022, the Company had no debt maturing within one year.
4.125% Convertible Senior Notes due 2025
In the fourth quarter of 2023, the holders of the 2025 Notes were notified that the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, September 30, 2023 was greater than or equal to 130% of the conversion price on each trading day, and as a result, the holders have the option to convert all or any portion of their 2025 Notes through December 31, 2023.
In addition, in light of the impending Transaction, as previously disclosed by the Company in its Current Report on Form 8-K filed on October 19, 2023, in the fourth quarter of 2023, the holders of the 2025 Notes were notified that all or any portion of their 2025 Notes may be surrendered for conversion at any time from or after October 20, 2023, until 35 trading days after the actual effective date of the proposed Transaction.
The conversion rate for the 2025 Notes is 114.4885 shares of common stock per $1,000 principal amount of 2025 Notes. The 2025 Notes are classified as long-term debt.
The Company recognized non-cash interest related to the amortization of transaction costs for the 2025 Notes of $0.3 million and $1.1 million for the three and nine months ended September 30, 2023, respectively, all of which was capitalized. The

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Company recorded $2.5 million and $7.6 million of accrued interest expense related to the principal amount for the three and nine months ended September 30, 2023, all of which was capitalized.
Covenants
The Credit Agreement contains certain affirmative and negative covenants that are binding on us and our subsidiary, Livent USA Corp., as borrowers (the "Borrowers") and their subsidiaries, including, among others, restrictions (subject to exceptions and qualifications) on the ability of the Borrowers and their subsidiaries to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of their businesses, to enter into transactions with affiliates and to enter into certain restrictive agreements. Furthermore, the Borrowers are subject to financial covenants regarding leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our maximum allowable first lien leverage ratio is 3.5 as of September 30, 2023. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all requirements of the covenants as of September 30, 2023.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 10: Equity
As of September 30, 2023 and December 31, 2022, we had 2 billion shares of common stock authorized. The following is a summary of Livent's common stock issued and outstanding:

	Issued	Treasury	Outstanding
Balance as of December 31, 2022	179,652,125	(103,575)	179,548,550
RSU awards	129,379	—	129,379
Stock option awards	55,937	—	55,937
Purchases of treasury stock - NQSP	—	(4,543)	(4,543)
Issuance of common stock - conversion of 2025 Notes	114	—	114
Balance as of September 30, 2023	179,837,555	(108,118)	179,729,437

Accumulated other comprehensive loss

Summarized below is the roll forward of accumulated other comprehensive loss, net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments	Total
Accumulated other comprehensive loss, net of tax as of December 31, 2022	$(51.0)	$—	$(51.0)
Other comprehensive losses before reclassifications	(1.3)	—	(1.3)
Amounts reclassified from accumulated other comprehensive loss	—	0.2	0.2
Accumulated other comprehensive loss, net of tax as of September 30, 2023	$(52.3)	$0.2	$(52.1)

(in Millions)	Foreign currency adjustments	Derivative Instruments	Total
Accumulated other comprehensive loss, net of tax as of December 31, 2021	$(43.1)	$0.2	$(42.9)
Other comprehensive loss before reclassifications	(11.5)	—	(11.5)
Amounts reclassified from accumulated other comprehensive loss	—	0.2	0.2
Accumulated other comprehensive loss, net of tax as of September 30, 2022	$(54.6)	$0.4	$(54.2)

Reclassifications of accumulated other comprehensive loss
Hedging losses reclassified from accumulated other comprehensive loss for each of the three and nine months ended September 30, 2023 were $0.2 million, net of provision for income taxes of $0.1 million. Hedging losses reclassified from accumulated other comprehensive loss for each of the three and nine months ended September 30, 2022 were $0.3 million and $0.2 million, respectively, net of provision for income taxes of less than $0.1 million for each period.
Dividends
For the three and nine months ended September 30, 2023 and 2022, we paid no dividends. We do not expect to pay any dividends in the foreseeable future.

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

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$87.4	$77.6	$292.4	$190.8

Denominator:
Weighted average common shares outstanding - basic	179.7	179.3	179.7	169.3
Dilutive share equivalents from share-based plans	1.5	2.0	1.5	1.8
Dilutive share equivalents from 2025 Notes	28.1	28.1	28.1	28.1
Weighted average common shares outstanding - diluted	209.3	209.4	209.3	199.2

Basic earnings per common share:
Net income per weighted average share - basic	$0.49	$0.43	$1.63	$1.13
Diluted earnings per common share:
Net income per weighted average share - diluted	$0.42	$0.37	$1.40	$0.96
Anti-dilutive stock options
For the three and nine months ended September 30, 2023, options to purchase 181,024 and 146,770 shares of our common stock, respectively, at an average exercise price of $23.33 per share were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, none of the outstanding options to purchase shares of our common stock were anti-dilutive.

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
The estimated fair value and the carrying amount of debt were $533.2 million and $243.1 million, respectively, as of September 30, 2023. Our 2025 Notes are classified as Level 2 in the fair value hierarchy.
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
We recognize all derivatives on the balance sheet at fair value. On the date we enter into the derivative instrument, we generally designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in accumulated other comprehensive loss ("AOCL") changes in the fair value of derivatives that are designated as and meet all the required criteria for, a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In contrast we immediately record in earnings changes in the fair value of derivatives that are not designated as cash flow hedges. As of September 30, 2023, we had open foreign currency forward contracts in AOCL in a net after-tax gain position of $0.2 million designated as cash flow hedges of underlying forecasted sales and purchases. As of September 30, 2023 we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $12.4 million.
A net after-tax gain of $0.2 million, representing open foreign currency exchange contracts, will be realized in earnings during the year ending December 31, 2023 if spot rates in the future are consistent with market rates as of September 30, 2023. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Cost of sales” line in the condensed consolidated statements of operations.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $112.1 million as of September 30, 2023.
Fair Value of Derivative Instruments
The following table provides the gross fair value and net balance sheet presentation of our derivative instruments. The Company had open derivative cash flow hedge contracts with a liability position of less than $0.1 million as of December 31, 2022.

September 30, 2023
Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges
Derivative assets
Foreign exchange contracts	$0.3
Total derivative assets (1)	0.3
Net derivative assets	$0.3
__________________
1.Net balance is included in “Prepaid and other current assets” in the condensed consolidated balance sheets.

Derivatives in Cash Flow Hedging Relationships
The following tables summarize the gains or losses related to our cash flow hedges and derivatives not designated as cash flow hedging instruments.

(in Millions)	Total Foreign Exchange Contracts
Accumulated other comprehensive income, net of tax as of December 31, 2022	$—
Unrealized hedging gains, net of tax	0.2
Total derivatives instruments impact on comprehensive income, net of tax	0.2
Accumulated other comprehensive income, net of tax as of March 31, 2023	$0.2
Unrealized hedging gains, net of tax	0.4
Total derivatives instruments impact on comprehensive income, net of tax	0.4
Accumulated other comprehensive income, net of tax at June 30, 2023	$0.6
Unrealized hedging losses, net of tax	(0.6)
Reclassification of deferred hedging losses, net of tax	0.2
Total derivatives instruments impact on comprehensive income, net of tax	(0.4)
Accumulated other comprehensive income, net of tax at September 30, 2023	$0.2

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Total Foreign Exchange Contracts
Accumulated other comprehensive income, net of tax as of December 31, 2021	$0.2
Unrealized hedging gains, net of tax	0.1
Total derivatives instruments impact on comprehensive income, net of tax	0.1
Accumulated other comprehensive income, net of tax as of March 31, 2022	$0.3
Reclassification of deferred hedging gains, net of tax	(0.1)
Total derivatives instruments impact on comprehensive income, net of tax	(0.1)
Accumulated other comprehensive income, net of tax at June 30, 2022	$0.2
Unrealized hedging losses, net of tax	(0.1)
Reclassification of deferred hedging gains, net of tax	0.3
Total derivatives instruments impact on comprehensive income, net of tax	0.2
Accumulated other comprehensive income, net of tax at September 30, 2022	$0.4
Derivatives Not Designated as Cash Flow Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (1)
		Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)		2023	2022	2023	2022
Foreign Exchange contracts	Cost of sales (2)	$(0.1)	$(0.6)	$1.8	$(4.5)
Total		$(0.1)	$(0.6)	$1.8	$(4.5)
____________________
1.Amounts represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.
2.A gain of $0.2 million related to intercompany loan hedges is included in Restructuring and other charges in the condensed consolidated statements of operations for the nine months ended September 30, 2023. There is no gain or loss related to intercompany loan hedges included in Restructuring and other charges for the three months ended September 30, 2023. A gain of $0.1 million and loss of $0.1 million related to intercompany loan hedges is included in Restructuring and other charges in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Fair Value Measurements
Recurring Fair Value Measurements
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in our condensed consolidated balance sheets.

(in Millions)	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$4.1	$4.1	$—	$—
Derivatives – Foreign exchange	0.3	—	0.3	—
Total Assets	$4.4	$4.1	$0.3	$—

Liabilities
Deferred compensation plan obligation (2)	$6.1	$6.1	$—	$—
Total Liabilities	$6.1	$6.1	$—	$—

(in Millions)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$3.1	$3.1	$—	—
Total Assets	$3.1	$3.1	$—	$—

Liabilities
Deferred compensation plan obligation (2)	$5.1	$5.1	$—	$—
Total Liabilities	$5.1	$5.1	$—	$—
____________________
1.Balance is included in “Investments” in the condensed consolidated balance sheets. Livent NQSP investments in Livent common stock are recorded as "Treasury stock" in the condensed consolidated balance sheets and carried at historical cost. Mark-to-market gains of $1.0 million and $0.2 million were recorded for the three and nine months ended September 30, 2023, respectively, related to the Livent common stock. The mark-to-market gains were recorded in "Selling, general and administrative expenses" in the condensed consolidated statements of operations, with a corresponding offset to the deferred compensation plan obligation in the condensed consolidated balance sheets.
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
Argentine Customs & Tax Authority Matters
Minera del Altiplano SA, our subsidiary in Argentina ("MdA"), has received notices from the Argentine Customs Authorities that they are conducting customs audits in Salta (for 2015 to 2019, 2021 and 2022), Rosario (for 2016 and 2017), Buenos Aires and Ezeiza (for 2018, 2019, 2021 and 2022) regarding the export of lithium carbonate by MdA from each of those locations. See Note 14 for more information about the payment the Company made in June 2023 for export duties and interest claimed by the Customs Authorities of Buenos Aires, Ezeiza and Salta related to exports made between the years 2018 – 2022. MdA was also notified from the Argentine Tax Authority of the start of transfer pricing audits for the periods 2017 and 2018.
During a part of this period, MdA was a subsidiary of FMC. However, the Company agreed to bear any possible liability for these types of matters under the terms of the Tax Matters Agreement that it entered into with FMC in connection with the Separation. A range of reasonably possible liabilities, if any, cannot be currently estimated by the Company.
Leases
All of our leases are operating leases as of September 30, 2023 and December 31, 2022. We have operating leases for corporate offices, manufacturing facilities, and land. Our leases have remaining lease terms of three to twenty-seven years. Quantitative disclosures about our leases are summarized in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions, except for weighted-average amounts)	2023	2022	2023	2022
Lease Cost
Operating lease cost	$0.4	$0.3	$1.0	$1.0
Short-term lease cost	0.1	0.1	0.3	0.3
Total lease cost (1)	$0.5	$0.4	$1.3	$1.3
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$0.4	$0.3	$1.1	$1.0
__________________________
1.Lease expense is classified as "Selling, general and administrative expenses" in our condensed consolidated statements of operations.

As of September 30, 2023, our operating leases had a weighted average remaining lease term of 17.3 years and a weighted average discount rate of 6.5%.
The table below presents a maturity analysis of our operating lease liabilities for each of the next five years and a total of the amounts for the remaining years.

(in Millions)	Undiscounted cash flows
Remainder of 2023	$0.4
2024	1.4
2025	1.5
2026	0.7
2027	0.3
Thereafter	7.2
Total future minimum lease payments	11.5
Less: Imputed interest	(4.9)
Total	$6.6

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 14: Supplemental Information
The following tables present details of prepaid and other current assets, other assets, accrued and other current liabilities, and other long-term liabilities as presented on the condensed consolidated balance sheets:

(in Millions)	September 30, 2023	December 31, 2022
Prepaid and other current assets
Tax related items	$25.4	$22.0
Prepaid expenses	6.7	11.6
Argentina government receivable (1)	5.7	6.7
Other receivables	9.5	7.4
Bank Acceptance Drafts (2)	—	6.9
Derivative assets (Note 12)	0.3	—
Other current assets	5.2	6.5
Total	$52.8	$61.1

(in Millions)	September 30, 2023	December 31, 2022
Other assets
Argentina government receivable (1), (3)	$105.3	$80.3
Advance to contract manufacturers (4)	26.3	17.2
Long-term raw materials inventory	1.3	1.6
Tax related items	4.0	3.7
Capitalized software, net	1.2	1.4
Other assets	17.8	12.2
Total	$155.9	$116.4
_________________
1.We conduct business in Argentina. As of September 30, 2023 and December 31, 2022, $38.2 million and $40.0 million, respectively, of outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables, was denominated in U.S. dollars. A recent judicial decision relating to the U.S. dollar-denominated export tax receivable portion ($34.8 million) permits the Argentina government to reimburse us in Argentine pesos at the historical foreign exchange rate applicable at each past payment date, adjusted by a bank deposit interest rate. While Livent filed an appeal on November 6, 2023 and believes it has valid defenses on the technical merits, the ultimate resolution of this matter could result in a possible loss of up to $33.8 million. We continually review the recoverability of all outstanding receivables by analyzing historical experience, current collection trends and regional business and political factors among other factors.
2.Bank Acceptance Drafts are a common Chinese finance note used to settle trade transactions. Livent accepts these notes from Chinese customers based on criteria intended to ensure collectability and limit working capital usage.
3.In June 2023, the Company decided to pay $21.7 million for the export duties and interest claimed by the Customs Authorities of Buenos Aires, Ezeiza and Salta related to exports made between the years 2018 – 2022 registered in those locations. This payment stops the accrual of any further interest. It was a deposit made under protest, and was not an admission of any of the claims made by the Customs Authorities or a waiver of any of the Company's defenses, including recovery of the deposit plus interest. The cases remain in discussion. See Note 13 for more information.
4.We record deferred charges for certain contract manufacturing agreements which we amortize over the term of the underlying contract.

LIVENT CORPORATION
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	September 30, 2023	December 31, 2022
Accrued and other current liabilities
Accrued payroll	$25.8	$19.8
Restructuring reserves	2.2	3.1
Retirement liability - 401k	2.1	2.6
Derivative liabilities (Note 12)	—	—
Environmental reserves, current	0.6	0.6
Severance	—	0.1
Other accrued and other current liabilities (1)	24.3	11.2
Total	$55.0	$37.4

(in Millions)	September 30, 2023	December 31, 2022
Other long-term liabilities
Deferred compensation plan obligation	$6.1	$5.1
Contingencies related to uncertain tax positions (2)	6.8	5.7
Self-insurance reserves	1.4	1.5
Asset retirement obligations	0.2	0.2
Other long-term liabilities	2.9	3.4
Total	$17.4	$15.9
____________________
1.Amounts primarily include accrued capital expenditures related to our expansion projects.
2.As of September 30, 2023, we have recorded a liability for uncertain tax positions of $6.4 million and a $0.4 million indemnification liability where the offsetting uncertain tax position is with FMC, per the tax matters agreement.

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
As a result of inflation, rising interest rates and various global conflicts, there has been uncertainty and disruption in the global economy and financial markets. The estimates used for, but not limited to, revenue recognition and the collectability of trade receivables, impairment and valuation of long-lived assets, and income taxes could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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
Third Quarter 2023 Highlights
The following are the more significant developments in our business during the three months ended September 30, 2023:
•Revenue of $211.4 million for the three months ended September 30, 2023 decreased $20.2 million, or approximately 9%, compared to $231.6 million for the three months ended September 30, 2022, due to lower lithium carbonate pricing and lower butyllithium pricing and volumes, partially offset by an increase in lithium carbonate volumes and higher lithium hydroxide pricing.
•Net income of $87.4 million for the three months ended September 30, 2023 compared to net income of $77.6 million for the three months ended September 30, 2022 was due to a $10 million gain from our sale of Argentina Sovereign U.S. dollar-denominated bonds and lower income tax expense, partially offset by a decrease in gross margin of $2.9 million, higher Restructuring and other charges including those related to the Transaction of $13.6 million and $3.2 million higher Equity in net loss of unconsolidated affiliate.
•Adjusted EBITDA of $119.7 million for the three months ended September 30, 2023 increased $8.9 million, compared to $110.8 million for the three months ended September 30, 2022, primarily due to a favorable mix of raw materials costs of $18.8 million, increased lithium carbonate volumes of $10.3 million and lower selling, general and administrative expenses of $1.8 million, partially offset by lower pricing of $5.1 million and decreased butyllithium volumes of $16.9 million.
Proposed Transaction with Allkem Limited
On May 10, 2023, we entered into a Transaction Agreement (as subsequently amended on August 2, 2023, the “Transaction Agreement”) with Allkem Limited, an Australian public company limited by shares (“Allkem”), and Arcadium Lithium plc, a public limited company incorporated under the laws of the Bailiwick of Jersey (originally incorporated as Lightning-A Limited, a private limited company incorporated under the laws of the Bailiwick of Jersey) (“NewCo”), which was subsequently joined by Lightning-A Merger Sub, Inc., a Delaware corporation (“Merger Sub”), providing for a combination of Livent and Allkem in a merger of equals, stock-for-stock transaction (the “Transaction”). According to the Transaction Agreement, each of Livent's stockholders will receive 2.406 shares of NewCo in exchange for each Livent share that they own. Upon completion of the Transaction, Allkem shareholders and Livent stockholders will hold approximately 56% and 44%, respectively, of NewCo’s shares, and both Livent and Allkem will be subsidiaries of NewCo. The Transaction is subject to customary closing conditions, including, among others, approval by Allkem’s shareholders and our stockholders and receipt of required regulatory approvals. The Transaction Agreement contains certain termination rights for both Livent and Allkem, including if the Transaction is not completed on or before February 10, 2024, subject in certain circumstances to extension to May 10, 2024 upon notice by either party if necessary to secure certain regulatory approvals. The Transaction Agreement provides that, if the Transaction Agreement is terminated, a party will pay a $64.6 million termination fee to the other party in the case of certain events described in the Transaction Agreement, including if such party terminates the Transaction Agreement in connection with such party’s board of directors changing its recommendation that such party's shareholders vote in favor of the Transaction and if the other party terminates the Transaction Agreement due to such party’s board of directors changing such recommendation. The termination fee may also become payable by Livent or Allkem if the Transaction Agreement is terminated in certain circumstances and such party enters into an agreement for an alternative transaction within twelve months of such termination. We currently expect the Transaction to close by around the end of calendar year 2023. A registration statement on Form S-4 was filed with the SEC on July 21, 2023, as amended on September 27, 2023, and contains a preliminary proxy statement and prospectus in connection with the previously announced Transaction Agreement.
The foregoing summary of the Transaction Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the terms and conditions of the Transaction Agreement, a copy of which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 10, 2023, and the Amendment to the Transaction Agreement, a copy of which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 2, 2023.
See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional information about the Transaction.
Argentina Remeasurement Impacts
Our wholly owned subsidiaries in Argentina use the U.S. dollar as their functional currency. Argentina peso-denominated monetary assets and liabilities are remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement and other transaction gains and losses recognized in earnings. On August 14, 2023, Argentina's currency suffered a significant loss in value following the announcement of the results of Argentina's primary elections. This devaluation created an immediate loss of $9.6 million for the three and nine months ended September 30, 2023 in our condensed consolidate statements of operations associated with the impacts of the remeasurement on our local balance sheet at the date of the devaluation attributable to our Argentina operations.
Business Update
The global economy and business environment in the diverse group of markets we serve present us with various opportunities and challenges. The demand for lithium products remains strong, driven by the increased adoption of EVs and other energy storage applications, providing us with the opportunity to continue to develop high performance lithium compound products and maintain our position as a leading global producer of butyllithium and high purity lithium metal. We believe our business fundamentals are sound and we have positioned ourselves to manage the impact on our business of inflation, high energy costs and shortages, supply chain disruptions, various global conflicts, higher interest rates, the strength of the U.S. dollar, and the corresponding weakening of foreign currencies. Given our extensive global capabilities, vast experience in the markets we serve, and deep customer relationships, we believe we are well positioned to capitalize on new business opportunities and the accelerating trend of electrification.
We continue to optimize our production network to meet changes in customer demand. In order to timely manufacture and deliver products, we have at times used air freight to ship resources or finished goods. We continue to look at new raw material suppliers, warehousing and logistics providers to enhance our supply chain and the delivery experience for our customers. We continue to observe tightness in the local labor markets in almost all of the geographic locations where we operate (e.g., competition for workers, fewer applicants, and higher wages), local labor resource capability constraints and delays in procurement of longer lead time equipment. This may impact us and our expansion efforts, our customers and suppliers. We also remain subject to strict quality requirements from our customers.
We have had many years of reliable lithium production in Argentina. Nevertheless, our operations in Argentina are subject to their own unique challenges. Argentina continues to experience high inflation, a weakening currency, high natural gas, oil and power prices, and social and labor unrest. In addition, there is provincial and national political uncertainty for the national second round election that is scheduled for November 19, 2023. There is also financial uncertainty over the Argentina Government's ability to repay debt obligations that are maturing in the future. As a result of this mix of factors, there is increasing interest and focus from federal and provincial governments to obtain additional sources of funding, such as through customs and tax revenues and other concessions from private and/or foreign companies, including from the lithium industry. Further, a shortfall of foreign currency reserves has led to significant restrictions on foreign exchange transactions, which in turn has placed severe limits on imports, including certain materials for our operations and expansion project. Additionally, vendor concerns regarding high inflation and the inability to restock items has resulted in increased pricing uncertainty with respect to products and equipment. We have also experienced delays in the commissioning of our expansion project in Argentina. Resource availability, quality challenges, and long lead times for materials have impacted the expansion start-up date and will lead to lower than initially expected lithium carbonate production in 2023.
Customers in the EV manufacturing industry are transitioning their businesses for continued expected growth in electrification. In China, EV sales reached new records during the third quarter of 2023. Because subsidies were not lowered at year-end as in previous years, the difference in the strength of China’s EV demand during the second half of 2023 compared to the first half is likely to be less notable than in previous years. In China, lithium iron phosphate (LFP) cathode-based batteries and plug-in electric hybrid vehicles (PHEVs) have increased their share in the chemistry and EV mix throughout 2023. In the U.S., EV sales growth has been strong despite the higher interest rate environment. However, under new rules promulgated under the U.S. Inflation Reduction Act of 2022 (the "IRA"), several automakers’ EV models will not qualify for full or partial consumer tax credits for this year. The potential impact of the recent United Auto Workers strike is yet to be significantly felt. Some automakers in Europe had to partially curtail EV assembly due to reduced demand during the third quarter of 2023. Globally, price reductions, particularly those of a few leading EV manufacturers, will likely continue to put commercial and financial pressures on several other automakers in the world's major EV markets. To support rising battery demand for EV and stationary storage applications, cell manufacturers, cathode producers and lithium chemicals producers are adding capacity in different geographies. The customer qualification and ramp-up of these cell, cathode, and lithium chemicals lines will in turn determine lithium consumption. All of these variables may continue to add volatility and uncertainty to the overall EV and battery supply chains that may adversely impact our business. This could cause delays in our customers' demand for our high-performance lithium compounds, further adversely impacting our business and growth plans. As prices of lithium chemicals declined inside and outside China during the third quarter of 2023, many producers and traders offloaded their inventory and drove prices below costs of numerous integrated and non-integrated converters in China.
The material matters that management is currently monitoring are: the health and safety of our employees; the proposed Transaction with Allkem; our global expansion efforts; the development of the Nemaska Lithium Project; political and economic instability in Argentina; the supply and demand balance of battery-grade and total lithium compounds in the global marketplace; volatile lithium market prices and the impact they may have on earnings; inflation, rising interest rates and fluctuating foreign currency exchange rates, and the negative impact they may have on our operations, customers and key end markets such as electric vehicles; the prospect of a recession in the U.S. and elsewhere, and its impact on EV sales; global supply chain and logistics issues, and our ability to deliver products and receive key inputs; the impact of the IRA on the Company and customer demand; global energy supply concerns and prices; the potential economic and geopolitical consequences of various global conflicts; the potential for a U.S. government shutdown beginning in November 2023; and the potential for cybersecurity breaches.
2023 Business Outlook
The Company expects total volumes sold in 2023 to be roughly flat versus 2022, due to commissioning related delays on lithium carbonate expansion start-up. This is not expected to impact 2024 volumes. Livent is still expecting higher year-over-year average realized pricing on a lithium carbonate equivalent (LCE) basis versus 2022, resulting in higher profitability versus full year 2022. The Company also expects lower costs versus the prior year, primarily related to lower raw material and third party purchases.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in Millions)	(unaudited)
Revenue	$211.4	$231.6	$700.7	$593.8
Cost of sales	94.9	112.2	274.8	312.0
Gross margin	116.5	119.4	425.9	281.8
Selling, general and administrative expenses	13.2	15.0	47.1	40.6
Research and development expenses	1.3	0.9	3.3	2.6
Restructuring and other charges	8.6	0.7	34.7	4.6
Separation-related costs	—	0.1	—	0.5
Total costs and expenses	118.0	128.9	359.9	360.3
Income from operations before equity in net loss of unconsolidated affiliate, loss on debt extinguishment and other gain	93.4	102.7	340.8	233.5
Equity in net loss of unconsolidated affiliate	6.7	3.5	22.0	8.4
Loss on debt extinguishment	—	0.1	—	0.1
Other gain	(10.0)	—	(21.4)	(22.2)
Income from operations before income taxes	96.7	99.1	340.2	247.2
Income tax expense	9.3	21.5	47.8	56.4
Net income	$87.4	$77.6	$292.4	$190.8

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2023	2022	2023	2022
Net income	$87.4	$77.6	$292.4	$190.8
Add back:
Income tax expense	9.3	21.5	47.8	56.4
Depreciation and amortization	7.7	6.6	21.5	19.4
EBITDA (Non-GAAP)	104.4	105.7	361.7	266.6
Add back:
Argentina remeasurement losses (a)	11.6	1.2	20.5	3.0
Restructuring and other charges (b)	8.6	0.7	34.7	4.6
Separation-related costs (c)	—	0.1	—	0.5
COVID-19 related costs (d)	—	0.6	—	2.1
Loss on debt extinguishment (e)	—	0.1	—	0.1
Other loss (f)	5.1	2.4	16.1	5.9
Subtract:
Blue Chip Swap gain (g)	(10.0)	—	(21.4)	(22.2)
Argentina interest income (h)	—	—	—	(1.5)
Adjusted EBITDA (Non-GAAP)	$119.7	$110.8	$411.6	$259.1
___________________
a.Represents impact of currency fluctuations on tax assets and liabilities and on long-term monetary assets associated with our capital expansion as well as foreign currency devaluations. The remeasurement losses are included within "Cost of sales" in our condensed consolidated statements of operations but are excluded from our calculation of Adjusted EBITDA because of: i.) their nature as income tax related; ii.) their association with long-term capital projects which will not be operational until future periods; or iii.) the severity of the devaluations and their immediate impact on our operations in the country.
b.We continually perform strategic reviews and assess the return on our business. This sometimes results in management changes or in a plan to restructure the operations of our business. As part of these restructuring plans, demolition costs and write-downs of long-lived assets may occur. The three and nine months ended September 30, 2023 includes costs related to the Transaction of $13.6 million and $32.3 million, respectively, and the Bessemer City plant fire gain, net of insurance recoveries, of $5.0 million and zero million, respectively. The three and nine months ended September 30, 2022 includes costs related to the Transaction of $0.1 million and $2.3 million, respectively (see Note 7 for more information).
c.Represents legal and professional fees and other Separation-related activity.
d.Represents incremental costs associated with COVID-19 recorded in "Cost of sales" in the condensed consolidated statements of operations, including but not limited to, incremental quarantine related absenteeism, incremental facility cleaning costs, COVID-19 testing, pandemic-related supplies and personal protective equipment for employees, among other costs; offset by economic relief provided by foreign governments.
e.Represents the partial write-off of deferred financing costs for amendments to the Revolving Credit Facility excluded from our calculation of Adjusted EBITDA because the loss is nonrecurring.
f.Represents our ownership interest (which is 50% and was 25% prior to June 6, 2022) in costs incurred for certain project-related costs to align Nemaska Lithium's reported results with Livent's capitalization policies and interest expense incurred by NLI, all included in Equity in net loss of unconsolidated affiliate in our condensed consolidated statements of operations. The Company accounts for its equity method investment in Nemaska Lithium on a one quarter lag basis (see Note 6 for more information).
g.Represents the gain from the sale in Argentina pesos of Argentina Sovereign U.S. dollar-denominated bonds due to the significant divergence of Argentina's Blue Chip Swap market exchange rate from the official rate.
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
Three Months Ended September 30, 2023 vs. 2022
Revenue
Revenue of $211.4 million for the three months ended September 30, 2023 (the "2023 Quarter") decreased by approximately 9%, or $20.2 million, compared to $231.6 million for the three months ended September 30, 2022 (the "2022 Quarter") due to lower lithium carbonate pricing and lower butyllithium pricing and volumes, partially offset by an increase in lithium carbonate volumes and higher lithium hydroxide pricing.
Gross margin
Gross margin of $116.5 million for the 2023 Quarter decreased by $2.9 million, or approximately 2%, versus $119.4 million for the 2022 Quarter. The decrease in gross margin was due to impacts of lower pricing of $5.1 million, lower volumes of butyllithium and Argentina currency devaluation of $15.3 million, partially offset by a favorable mix of raw materials costs of $18.8 million and an increase in lithium carbonate volumes.
Selling, general and administrative expenses
Selling, general and administrative expenses of $13.2 million for the 2023 Quarter decreased by $1.8 million, or approximately 12% versus $15.0 million for the 2022 Quarter. The decrease in selling, general and administrative expenses was primarily due to a decrease in employee compensation costs in the 2023 Quarter.
Restructuring and other charges
Restructuring and other charges of $8.6 million for the 2023 Quarter increased by $7.9 million versus $0.7 million for the 2022 Quarter. Restructuring and other charges for the 2023 Quarter primarily consisted of $13.6 million of costs related to the Transaction partially offset by $5.0 million for a gain, net insurance recoveries, from the Bessemer City fire. 2022 Quarter Restructuring and other charges consisted primarily of costs related to the Transaction and costs related to management changes at certain administrative facilities (see Note 7 for details).
Equity in net loss of unconsolidated affiliate
Equity in net loss of unconsolidated affiliate of $6.7 million and $3.5 million for the 2023 Quarter and 2022 Quarter, respectively, arises out of our ownership interest in the Nemaska Lithium Project (which is 50% and was 25% prior to June 6, 2022). The increase of $3.2 million represents project-related costs incurred by our unconsolidated affiliate as the Nemaska Lithium Project continues detailed engineering work (see Note 6 for details).

Income tax expense
The decrease in income tax expense to $9.3 million resulting in an effective tax rate of 9.6% for the 2023 Quarter compared to the income tax expense of $21.5 million resulting in an effective tax rate of 21.7% for the 2022 Quarter, was primarily due to the significant fluctuations in foreign currency impacts in Argentina of ($11.5) million and $3.2 million for the 2023 Quarter and 2022 Quarter, respectively.
Net income
Net income of $87.4 million for the 2023 Quarter increased $9.8 million, or approximately 13%, versus $77.6 million for the 2022 Quarter. The increase was due to a $10 million gain from our sale of Argentina Sovereign U.S. dollar-denominated bonds (see Note 2 for more information) and lower income tax expense, partially offset by a decrease in gross margin of $2.9 million, higher Restructuring and other charges including those related to the Transaction of $13.6 million and $3.2 million higher Equity in net loss of unconsolidated affiliate.
Nine Months Ended September 30, 2023 vs. 2022
Revenue
Revenue of $700.7 million for the nine months ended September 30, 2023 (the "2023 YTD") increased by approximately 18%, or $106.9 million, compared to $593.8 million for the nine months ended September 30, 2022 (the "2022 YTD") primarily due to higher pricing across all products except for lithium carbonate of $149.9 million, partially offset by lower volumes across all products except lithium hydroxide of $39.2 million.
Gross margin
Gross margin of $425.9 million for the 2023 YTD increased by $144.1 million, or approximately 51%, versus $281.8 million for the 2022 YTD. The increase in gross margin was primarily due to higher pricing across all products except for lithium carbonate of $149.9 million and favorable mix of raw materials of $41.5 million, partially offset by lower volumes across all products except lithium hydroxide of $28.4 million and Argentina currency devaluation of $21.4 million.
Selling, general and administrative expenses
Selling, general and administrative expenses of $47.1 million for the 2023 YTD increased by $6.5 million, or approximately 16.0% versus $40.6 million for the 2022 YTD. The increase in selling, general and administrative expenses was primarily due to an increase in professional fees and employee compensation.
Restructuring and other charges
Restructuring and other charges of $34.7 million for the 2023 YTD increased by $30.1 million versus $4.6 million for the 2022 YTD. Restructuring and other charges for the 2023 YTD primarily consisted of $32.3 million of costs related to the Transaction, and $2.4 million severance related charges. 2022 YTD Restructuring and other charges consisted primarily of costs related to the Transaction and miscellaneous nonrecurring transactions (see Note 7 for details).
Equity in net loss of unconsolidated affiliate
Equity in net loss of unconsolidated affiliate of $22.0 million and $8.4 million for the 2023 YTD and 2022 YTD, respectively, arises out of our ownership interest in the Nemaska Lithium Project (which is 50% and was 25% prior to June 6, 2022). The increase of $13.6 million represents project-related costs incurred by our unconsolidated affiliate as the Nemaska Lithium Project continues detailed engineering work (see Note 6 for details).
Income tax expense
The decrease in income tax expense to $47.8 million resulting in an effective tax rate of 14.1% for the 2023 YTD compared to the income tax expense of $56.4 million resulting in an effective tax rate of 22.8% for the 2022 YTD, was primarily due to the significant fluctuations in foreign currency impacts in Argentina of ($12.0) million and $11.4 million for the 2023 YTD and 2022 YTD, respectively. This decrease in income tax expense was partially offset by an increase in income from operations.
Net income
Net income of $292.4 million for the 2023 YTD increased $101.6 million, or approximately 53.2%, versus $190.8 million for the 2022 YTD. The increase was primarily higher gross margin of $144.1 million and lower income tax expense, partially offset by higher Restructuring and other charges of $34.5 million driven primarily by costs related to the Transaction and $13.6 million higher Equity in net loss of unconsolidated affiliate.

LIQUIDITY AND CAPITAL RESOURCES
Our prospective success in funding our cash needs will depend on the strength of the lithium market and our continued ability to generate cash from operations and raise capital from other sources. Our primary sources of cash are currently generated from operations and borrowings under our Revolving Credit Facility.
Cash and cash equivalents as of September 30, 2023 and December 31, 2022, were $112.6 million and $189.0 million, respectively. Of the cash and cash equivalents balance as of September 30, 2023, $35.3 million were held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal. See Note 11, Part II, Item 8 of our 2022 Annual Report on Form 10-K for more information.
Statement of Cash Flows
Cash provided by operating activities was $261.8 million and $328.2 million for the 2023 YTD and 2022 YTD, respectively.
The decrease in cash provided by operating activities for the 2023 YTD as compared to the cash provided by operating activities for the 2022 YTD was primarily driven by an increase in net income for the 2023 YTD, offset by an increase in inventories and decrease in accounts payable for the 2023 YTD and a $198 million customer advance payment received for a long-term supply agreement in the third quarter of 2022 YTD.
Cash used in investing activities was $315.5 million and $225.7 million for the 2023 YTD and 2022 YTD, respectively.
The increase in cash used in investing activities for the 2023 YTD compared to the 2022 YTD is primarily due to an increase in capital expenditures due to increased spend on expansion projects and a $85.4 million investment in our unconsolidated affiliate, Nemaska Lithium in the 2023 YTD compared to$17.7 million for 2022 YTD.
Cash used in financing activities was $21.5 million and $1.0 million for the 2023 YTD and 2022 YTD, respectively.
Represents the net impact of a $21.7 million payment of deposit to Argentina Customs Authorities in 2023 YTD, financing fees paid for amendments to our Revolving Credit Facility and purchases of treasury stock under the Livent NQSP, partially offset by proceeds from the issuance of common stock under the Company's incentive plans.
Other potential liquidity needs
We plan to meet our liquidity needs through available cash, cash generated from operations, borrowings under the committed Revolving Credit Facility, and other potential working capital financing strategies that may be available to us. As of September 30, 2023, our remaining borrowing capacity under our Revolving Credit Facility, subject to meeting our debt covenants, is $479.2 million, including letters of credit utilization.
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
We expect increasing energy costs and shortages, inflation, rising interest rates, currency fluctuations and various global conflicts to continue in 2023. The Company remains focused on maintaining its financial flexibility and will continue to manage its cash flow and capital allocation decisions to navigate through this challenging environment.
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

Contractual Obligations and Commercial Commitments
Information related to our contractual commitments as of December 31, 2022 can be found in a table included within Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations within our 2022 Annual Report on Form 10-K. There have been no significant changes to our contractual commitments during the period ended September 30, 2023.
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
As of September 30, 2023, our net derivative financial instrument position was a net asset of $0.3 million. In the second quarter of 2023, we placed foreign currency hedges for 2023 projected exposure.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10% change in the foreign currency exchange rates from their levels as of September 30, 2023 with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net asset position on condensed consolidated balance sheets	Net liability position with 10% strengthening	Net asset position with 10% weakening
Net asset/(liability) position as of September 30, 2023	$0.3	$(1.1)	$1.4
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of September 30, 2023, we had no interest rate swap agreements.
Our debt portfolio as of September 30, 2023 is composed of fixed-rate and variable-rate debt, consisting of borrowings under our 2025 Notes and Revolving Credit Facility. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways. As of September 30, 2023, we had no outstanding balances under the Revolving Credit Facility.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in "Derivative Financial Instruments and Market Risks," under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2023, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
Though the parties have successfully obtained certain consents, including antitrust clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, compliance with any conditions imposed by other regulatory and governmental entities may reduce the anticipated benefits of the Transaction, which could also have an adverse effect on NewCo’s business, cash flows and results of operations, and neither we nor Allkem can predict what, if any, changes may be required by regulatory or governmental authorities whose consents, orders or approvals are required.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Shares
A summary of our repurchases of Livent's common stock for the three months ended September 30, 2023 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2023	244.7	$26.53	$—	$—
August 1 through August 31, 2023	297.3	$21.75	—	—
September 1 through September 30, 2023	1,168.4	$18.76	—	—
Total Q3 2023	1,710.4	$20.39	$—	$—

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

ITEM 5.    OTHER INFORMATION
10b-5(1) Trading Plan
Gilberto Antoniazzi, the Company’s Vice President and Chief Financial Officer, adopted a trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) and complies with the requirements of Rule 10b5-1 (the “Sales Plan”) to sell an aggregate of 20,343 shares upon the exercise of stock options held by Mr. Antoniazzi under the Company’s stock compensation plans. The Sales Plan was adopted on August 16, 2023, with sales commencing under the Sales Plan on November 15, 2023. The Sales Plan terminates on the earliest to occur of (a) the close of business on December 29, 2023; (b) execution of all trades or expiration of all of the orders relating to such trades as specified in the Sales Plan; (c) the date that the broker receives notice of liquidation, dissolution, bankruptcy, insolvency, or death of Mr. Antoniazzi; (d) when the broker receives notice from Mr. Antoniazzi of his termination of the Sales Plan; (e) when the broker determines, in its sole discretion, that the Sales Plan has been terminated, including, without limitation, where the broker determines there has been a modification or change to the Sales Plan that constitutes the termination of the Sales Plan; (f) the date the broker notifies Mr. Antoniazzi of the broker’s termination of the Sales Plan due to Mr. Antoniazzi’s breach of any of the terms of the Sales Plan or in the event that Mr. Antoniazzi trades shares outside of the Sales Plan; or (g) where the broker exercises any other termination right it may have under this Sales Plan.
Other than as noted above, during the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6.    EXHIBITS

2.1*^	Amendment to the Transaction Agreement, dated as of August 2, 2023, by and between the Company and Allkem (Exhibit 2.1 to Current Report on Form 8-K filed on August 2, 2023)
2.2	Second Amendment to the Transaction Agreement, dated as of November 5, 2023, by and between the Company and Allkem
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code
101	Interactive Data File
104	The cover page from Livent Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.

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
Date: November 9, 2023